Form 10-Q
period 2009-09-30
MultiPlayer Online Dragon, Inc.
filed 2009-11-13
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-159896

MULTIPLAYER ONLINE DRAGON INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12F, World Trade Centre
No. 25 Tongxing Street
Zhongshan District
Dalian, China   116001
(Address of principal executive offices, including zip code.)

011-86-411-3966-9257
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 as of November 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

		September 30,	March 31,
		2009	2009
		(Unaudited)
	ASSETS
Current Assets
Cash		$2,681	$9,862
Total Assets		$2,681	$9,862

	LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities		$13,228	$7,800
Due to related party		15,600	600
Total current liabilities		28,828	8,400
Stockholder's Equity
Common stock, $0.0001 par value
Authorized: 75,000,000 shares
Issued and outstanding:
10,000,000 shares		1,000	1,000
Additional paid-in capital		9,000	9,000
Deficit accumulated during
the development stage		(36,147)	(8,538)
Total stockholder's equity (deficit)		(26,147)	1,462
Total Liabilities and Stockholder's Equity		$2,681	$9,862

See notes to financial statements.
F-1

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
	Three months	Six months	July 3, 2008
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2009	2009
Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	11,683	27,609	36,147
Total Costs and Expenses	11,683	27,609	36,147
Net Loss	$(11,683)	$(27,609)	$(36,147)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	10,000,000	10,000,000

See notes to financial statements. F-2

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholder's Equity
For the period July 3, 2008 (inception) to September 30, 2009
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.0001		Additional	During the	Total
	Par Value		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Balance, July 3, 2008 (Date of Inception)	-	$-	$-	$-	$-
Shares sold at $0.001 per share
on March 1, 2009	10,000,000	1,000	9,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	10,000,000	1,000	9,000	(8,538)	1,462
Unaudited:
Net loss for six months
ended September 30, 2009	-	-	-	(27,609)	(27,609)
Balance, September 30, 2009	10,000,000	$1,000	$9,000	$(36,147)	$(26,147)

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Six months ended September 30, 2009	Period from July 3, 2008 (Inception) to September 30, 2009

Cash Flows from Operating Activities
Net income (loss)	$(27,609)	$(36,147)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,428	13,228
Net cash provided by (used for) operating activities	(22,181)	(22,919)
Cash Flows from Financing Activities
Loans from related party	15,000	15,600
Proceeds from sales of common stock	-	10,000
Net cash provided by (used for) financing activities	15,000	25,600
Increase (decrease) in cash	(7,181)	2,681

Cash, beginning of period	9,862	-

Cash, end of period	$2,681	$2,681

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.
F-4

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENTS STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

1. OPERATIONS

Organization

The Company was incorporated in the State of Nevada on July 3, 2008. The principal activity of the Company is planned to be designing, hosting, and marketing collaborative internet search communications systems. The Company is considered a development stage company as defined in Accounting Standards Codification (“ACS”) 915, “Development stage Entities”.   The Company has its executive office in The People’s Republic of China.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At September 30, 2009, the Company had cash of $2,681 and negative working capital and stockholder’s equity of $26,147. Further, the Company has incurred a net loss of $36,147 for the period from July 3, 2008 (inception) to September 30, 2009.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to raise additional capital in a public offering of shares of its common stock (see note 4). However, there is no assurance that it will be successful in accomplishing this objective.

2 . INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three and six months ended September 30, 2009 and for the period from July 3, 2008 (inception) to September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and for the period from July 3, 2008 (inception) to September 30, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2010.  The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended March 31, 2009 as included in our report on Form S-1/A filed on September 25, 2009.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENTS STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

3.   DUE TO RELATED PARTY

At September 30, 2009 and March 31, 2009, the Company was indebted to the President of the Company for advances of $15,600 and $600, respectively. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

4.   COMMON STOCK

On March 1, 2009, the Company sold 10,000,000 shares of common stock to its president and director at a price of $0.001 per share for cash proceeds of $10,000.

On June 11, 2009, the Company filed a registration statement with the United States Securities and Exchange Commission (the “SEC”) to conduct a public offering of up to 2,000,000 shares of its common stock at a price of $0.05 per share, or $100,000 total (which was declared effective by the SEC on September 30, 2009.) The offering is on a “best efforts, all or none” basis with respect to the first 1,000,000 shares ($50,000) and on a “best efforts” basis with respect to the remaining 1,000,000 shares ($50,000).  In the event that 1,000,000 shares are not sold within 270 days from the September 30, 2009 effective date, all money received will be promptly returned to the subscribers.

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.   INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At September 30, 2009, the Company has a net operating loss carryforward of $36,147, which expiries $8,538 in 2029 and $27,609 in 2030.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

      The components of the net deferred tax asset are as follows:

	September 30, 2009	March 31, 2009
Net operating loss carryforword	$12,651	$2,988
Valuation allowance	(12,651)	(2,988)
Net deferred tax assets	$-	$-

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENTS STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)
(Unaudited)

For the period July 3, 2008 (inception) to September 30, 2009, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

6.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operations

We are a start-up corporation and have not yet generated or realized any revenues from our business operations. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. There is no assurance we will ever reach this point.

We are not going to buy or sell any plant or significant equipment during the next twelve months. We believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Results of Operations

On March 1, 2009, we sold 10,000,000 restricted shares of common stock to Yang Kun Deng, our president and a member of the board of directors and raised $10,000.

Since inception we have retained an auditor and attorney in connection with this public offering.  Further, we have started to map architecture and review contracting and staffing needs.

We have no current or historical operations or product.  We have no revenues.  Our expenses were primarily accounting and auditing fees.

Milestones

Our specific goal is to begin developmental components of our business plan including developing our website, developing software, designing and implementing and marketing the collaborative search engine. We intend to accomplish the foregoing through the following milestones:

1.	Overall system design, incorporating hardware, software, connectivity functions, operating system and user interface.

2.
Complete the software programming to run the search engine. Design the functional prototype. Management expects to have this done by October 2009. We plan to put this bid out to its subcontractor programmers in China. Begin online beta testing. Completion date is estimated by December 2009. Finalize any changes in the design and public launch. Completion date is estimated by February 2010.

3.
Our marketing program will include our website promotion and personal selling. Our president, Mr. Deng, will do personal selling initially. He will be responsible for all phases of our operations. We have budgeted between $500 and $5,000 for marketing. Marketing will commence as soon as our beta testing is completed.

4.	Within 6 months from the initiation of our marketing program, we believe that we will begin generating fees from the sale of advertising on our system.

In summary, we should be generating fees from the sale of advertising within 15 months from the date of this report.

Limited Operating History; Need for Additional Capital

We have no current or historical operations or product.  There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to be able to attract customers and generate revenues. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

We have no current or historical operations or product.   As of the date of this prospectus, we have not generated any revenues. We are currently in the start-up stage of our operations.

To meet our initial need for cash we sold 10,000,000 restricted shares of common stock to Yuan Kun Deng, our president and a member of the board of directors, in consideration of $10,000.

Our current cash will allow us to maintain our non-operational status until our offering is completed.  If we do not sell the minimum number of shares, all money raised in the offering will be returned to subscribers and we will cease operations.  If we raise the minimum amount in this offering, it will allow us to operate for twelve months from the date we complete our public offering.  While our officers and directors are committed to our project and have expressed a willingness to advance additional sums of money to achieve our plan of operation, they are not legally obligated to do so and if we need money and they do not advance the money, there is nothing we can do to force them to advance the funds.  At the present time, we have not made any arrangements to raise additional cash other than this offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of September 30, 2009, our total assets were $2,681 comprised only of cash and our total liabilities were $28,828.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 30, 2009, our Form S-1 registration statement (SEC file no. 333-159896) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date of this report, we have not sold any shores of common stock.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2009.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	YUAN KUN DENG
Yuan Kun Deng
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.