Form 10-Q
period 2009-12-31
MultiPlayer Online Dragon, Inc.
filed 2010-02-16
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-159896

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,620,000 as of February 12, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$83,600	$9,862
Total Assets	$83,600	$9,862

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,707	$7,800
Due to related party	27,426	600
Total current liabilities	30,133	8,400
Stockholder's Equity
Common stock, $0.0001 par value
Authorized: 75,000,000 shares
Issued and outstanding:
11,620,000 and 10,000,000 shares, respectively	1,162	1,000
Additional paid-in capital	89,838	9,000
Deficit accumulated during
the development stage	(37,533)	(8,538)
Total stockholder's equity	53,467	1,462
Total Liabilities and Stockholder's Equity	$83,600	$9,862

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
	Three months	Nine months	July 3, 2008
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2009	2009

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	2,939	28,995	37,533
Total Costs and Expenses	2,939	28,995	37,533
Net Loss	$(2,939)	$(28,995)	$(37,533)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	10,017,609	10,005,890

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholder's Equity
For the period July 3, 2008 (inception) to December 31, 2009
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock,		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Equity
Balance, July 3, 2008 (Date of Inception)	-	$-	$-	$-	$-
Shares sold at $0.001 per share
on March 1, 2009	10,000,000	1,000	9,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	10,000,000	1,000	9,000	(8,538)	1,462
Unaudited:
Common stock sold in
December 2009 at $0.05 per share	1,620,000	162	80,838	-	81,000
Net loss for nine months
ended December 31, 2009	-	-	-	(28,995)	(28,995)
Balance, December 31, 2009	11,620,000	$1,162	$89,838	$(37,533)	$53,467

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
	Nine months	July 3, 2008
	ended	(Inception) to
	December 31,	December 31,
	2009	2009

Cash Flows from Operating Activities
Net income (loss)	$(28,995)	$(37,533)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,093)	2,707
Net cash provided by (used for) operating activities	(34,088)	(34,826)
Cash Flows from Financing Activities
Loans from related party	26,826	27,426
Proceeds from sales of common stock	81,000	91,000
Net cash provided by (used for) financing activities	107,826	118,426
Increase (decrease) in cash	73,738	83,600

Cash, beginning of period	9,862	-

Cash, end of period	$83,600	$83,600

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Expressed in US Dollars)
(Unaudited)

1.   OPERATIONS

Organization

The Company was incorporated in the State of Nevada on July 3, 2008. The principal activity of the Company is planned to be designing, hosting, and marketing collaborative internet search communications systems. The Company is considered a development stage company as defined in Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company has its executive office in The People’s Republic of China.

2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2009 and for the three and nine months ended December 31, 2009 and for the period from July 3, 2008 (inception) to December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for periods ended December 31, 2009 and for the period from July 3, 2008 (inception) to December 31, 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2010.  The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date.

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

3.	DUE TO RELATED PARTY

At December 31, 2009 and March 31, 2009, the Company was indebted to the President of the Company for advances of $27,426 and $600, respectively. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

4.   COMMON STOCK

On March 1, 2009, the Company sold 10,000,000 shares of common stock to its president and director at a price of $0.001 per share for cash proceeds of $10,000.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Expressed in US Dollars)
(Unaudited)

In December 2009, the Company closed on the sale of a total of 1,620,000 shares of common stock in its public offering at a price of $0.05 per share for total cash proceeds of $81,000.

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.   INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2009, the Company has a net operating loss carryforward of $37,533, which expiries $8,538 in 2029 and $28,995 in 2030.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	December 31, 2009	March 31, 2009
Net operating loss carryforword	$13,137	$2,988
Valuation allowance	(13,137)	(2,988)
Net deferred tax assets	$-	$-

For the period July 3, 2008 (inception) to December 31, 2009, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

6.   SUBSEQUENT EVENTS

In January and February 2010, the Company closed on the sale of an additional 380,000 shares of common stock in its public offering at a price of $0.05 per share for additional cash proceeds of $19,000.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Results of Operations

On March 1, 2009, we sold 10,000,000 restricted shares of common stock to Yuan Kun Deng, our president and a member of the board of directors and raised $10,000.

Since inception we have retained an auditor and attorney in connection with our public offering.  Further, we have started to map architecture and review contracting and staffing needs.

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

2.
Complete the software programming to run the search engine. Design the functional prototype. Management expects to have this done by June 2010. We plan to put this bid out to its subcontractor programmers in China. Begin online beta testing. Completion date is estimated by August 2010. Finalize any changes in the design and public launch. Completion date is estimated by October 2010.

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

Liquidity and Capital Resources

We have no current or historical operations.  As of the date of this report, we have not generated any revenues. We are currently in the start-up stage of our operations.

To meet our initial need for cash we sold 10,000,000 restricted shares of common stock to Yuan Kun Deng, our president and a member of the board of directors, in consideration of $10,000.

Our current cash will allow us to maintain our non-operational status until our public offering is completed.  If we do not sell the minimum number of shares, all money raised in the offering will be returned to subscribers and we will cease operations.  If we raise the minimum amount in our public offering, it will allow us to operate for twelve months from the date we complete our public offering.  While our officers and directors are committed to our project and have expressed a willingness to advance additional sums of money to achieve our plan of operation, they are not legally obligated to do so and if we need money and they do not advance the money, there is nothing we can do to force them to advance the funds.  At the present time, we have not made any arrangements to raise additional cash other than our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of December 31, 2009, our total assets were $83,600 comprised only of cash and our total liabilities were $30,133.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 30, 2009, our Form S-1 registration statement (SEC file no. 333-159896) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of the date of this report, we have not sold any shares of common stock.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of February, 2010.

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