Form 10-K
period 2010-03-31
MultiPlayer Online Dragon, Inc.
filed 2010-07-12
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

Commission File Number:   333-159896

MULTIPLAYER ONLINE DRAGON INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

12F, World Trade Centre, No. 25 Tongxing Street
Zhongshan District, Dalian, China 116001
(Address of principal executive offices, including zip code.)

011-86-130-798-88886
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010: $0.

At June 29, 2010, 12,000,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.        BUSINESS.

General

We were incorporated in the State of Nevada on July 3, 2008. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 12F, World Trade Centre, No. 25 Tongxing Street, Zhongshan District, Dalian, China 116001. This is our mailing address as well. Our telephone number is 011-86-130-798-88886.  This is Mr. Deng’s office.  We use this space on a rent free basis.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Our goal is to create, host and launch a collaborative Internet search engine.  The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

We do not intend to engage in a merger or acquisition. Further, we do not intend to enter into a business combination, change of control or similar transaction.

Collaborative Search Engine Description

A collaborative search engine uses inputs from other users to assist people to find resources on the Internet. Management believes it performs some unique functions that are not currently available on other search engine. The search engine will have a software code contained within in a host platform.  The code may be centralized or spread over a network, depending on the design finally chosen.  The search engine will be designed as a device to include:

*	Advanced Search Functionality B enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

*	Spell Checker B suggests alternate search terms when a search appears to contain misspellings or typing errors.

*	Web Page Translation B automatically translates web pages published in French, German, Italian, Portuguese and Spanish into English, or vice versa.

*	Stock Quotes B provides links to stock and mutual fund information.

*	Street Maps B provides links to street maps and directions.

*	Calculator B solves math problems involving basic arithmetic, complicated math or physical constants and converts between units of measure.

*	Definitions B provides definitions for words or phrases based on content we have indexed.

*	PhoneBook B provides U.S. street addresses and phone numbers for U.S. businesses and residences.

*
Search by Number B enables people to conduct quick searches by entering FedEx, UPS and USPS package tracking numbers, vehicle ID numbers, product codes, telephone area codes, patent numbers, FAA airplane registration numbers and FCC equipment ID numbers.

*	Travel Information B enables people to check the status of U.S. airline flights and see delays and weather conditions at U.S. airports.

*	Cached Links B provides snapshots of web pages taken when the pages were indexed, enabling web users to view web pages that are no longer available.

We intend to sell space for advertising on the search engine website.  The fee for the space will be determined as soon as the search engine is activated.  Based upon demand, we will adjust our prices accordingly.

Development

The search engine and flowcharts of the software programming were designed in Dalian, China.  We intend to write code for the search engine in Asia where the cost is less than in the United States or China. We believe there are a number of software companies who are capable of producing the code for the search engine.

Distribution

We intend to distribute the search engine on our website over the Internet.

Intellectual Property

We intend to rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We also intend to enter into confidentiality and invention assignment agreements with our future employees and consultants and confidentiality agreements with other third parties, and we intend to rigorously control access to proprietary technology.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Also, we will face increasing competition and the possibility of intellectual property claims. Our technologies may not be able to withstand any third-party claims or rights against their use.

Website

We intend to hire a designer to develop our website. We believe the cost will be between $500 and $5,000 depending on the sophistication thereof.  We have not selected a designer as of the date hereof and will not do so until we complete this public offering.

We intend to sell advertising on our website and process orders by credit card payments thereon.  To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception on July 3, 2008. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based business.

Revenues

We will generate all of our revenues from advertising.  Our potential advertisers will be able terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

Our target market for advertising will be corporations, worldwide, that seek to promote their products and services in the People’s Republic of China.  We believe that citizens of the People’s Republic of China will use our search engine since we intend to cater it to their social conditions.

Convenient Search Experience

Current Internet search technology gives rise to many erroneous and irrelevant results, much resources and efforts have been spent to refine the user experience.  It is our opinion that our system will use user inputs in real time to increase search power.  Additionally, the advertising sold on search sites have a very low click through rate and low conversion rate after the advertising link is clicked. Additional knowledge factors aimed at increasing relevance of search results will also increase value for advertisers to reach their intended audience.

Customer Service

We intend to provide a customer service department via email where users can resolve questions about the use of our search engine.

Downloading the system

The user will be able to download the system and install it as an add-on to Internet browser software. There are several types of browsers, and several versions of each type. This may require additional coding for each specific type and version.

Competition

We will face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising.

We will also face competition from other web search providers, including companies that are not yet known to us. We compete with Internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted Internet advertising. We may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities.

We will compete to attract and retain relationships with users, advertisers and web sites. The bases on which we compete differ among the groups.

*
Users. We will compete to attract and retain users of our search and communication products and services. Most of the services we will offer to users are free, so we do not compete on price. Instead, we compete in this area on the basis of the relevance and usefulness of our search results and the features, availability and ease of use of our products and services.

*
Advertisers. We will compete to attract and retain advertisers. We will compete in this area principally on the basis of the return on investment realized by advertisers using our AdWords program. We will also compete based on the quality of customer service and features.

*	Web sites. We compete to attract and retain web sites.

We believe that we will be able compete favorably on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive.

Marketing

We intend to market our search engine on our website, advertising and through traditional sources such as magazines, newspapers and flyers/mailers in the United States, provided we have available advertising dollars.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from community and affinity sites.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs, a judgment could be rendered against us, which could cause us to cease operations.

Government Regulation

We are subject to a number of foreign and domestic laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world.

In the U.S., laws relating to the liability of providers of online services for activities of their users are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. In addition, several other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Existing or new legislation could expose us to substantial liability and restrict our ability to deliver services to our users.

We are also subject to international laws associated with data protection in Europe and elsewhere and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws.

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce or electronic devices generally. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, and import and export matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada and will be qualified to do business in the People’s Republic of China after we complete our public offering.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

In Nevada, we are required to pay an annual fee to the Nevada Secretary of State of $165.00.  Nevada has no corporate income taxes.  That is why it is so attractive to do business there.

Other than the foregoing, no governmental approval is needed for the release of our search engine in the United States or the State of Nevada.

In China, we are required to register as a private enterprise.  A private enterprise is one which is privately funded, that is not state funded.  We intend to so register as soon as we complete our public offering.  The registration fee is 0.1% of our capital or $0.01; however, there is a minimum fee of 50 RMB.  We will pay the minimum fee upon completion of our public offering.  In addition, we will pay a business tax of 3% of our net revenues.  Business tax rates in China are at a flat rate, but vary based upon the business.  While we pay 3%, entertainment companies pay 15%.

It is very important to remember in China that rules and regulations are conditioned upon satisfaction of Chinese “social interests”.  This allows for a subjective determination by the government when issuing licenses.  We intend to seek our license after we complete our public offering and are in a position to begin operations.  If we are unable to raise the minimum amount in this offering, we will not seek the license.

The majority of our revenues will be settled in RMB and, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The Chinese laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties   Because of the legal uncertainties and because the majority of our assets may be located in the People’s Republic of China (the “PRC”), it may be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.   Further, in considering whether to enforce a foreign judgment in China, the court considers whether the judgment violates basic principles of the law of the PRC; its social interests; and ascertains that foreign judgment has validity.  If the court is not satisfied with the foregoing, the matter is referred back to the jurisdiction that rendered the judgment. The cost and likelihood of successfully enforcing a U.S. judgment in China is, in our opinion, remote at best.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officers and directors.  We intend to hire additional employees on an as needed basis.

Offices

Our business is located at 12F, World Trade Centre, No. 25 Tongxing Street, Zhongshan District, Dalian, China 116001. This is our mailing address as well. Our telephone number is 011-86-130-798-88886.  This is Mr. Deng’s office.  We use this space on a rent free basis.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 38 holders of record for our common stock.  There are a total of 12,000,000 shares of common stock outstanding.  One of our shareholders is Yuan Kun Deng, one of our officers and sole director, who owns 10,000,000 restricted shares of our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On September 30, 2009, our Form S-1 registration statement (SEC file no. 333-159896) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  In February 2010, we sold 2,000,000 shares of our common stock at an offering price of $0.05 per share and raise $100,000.  Since then, we have used the proceeds as follows:

Consulting Services	$4,502
Design and Engineering	$0
Market Feasibility	$0
Prototype development	$0
Foreign Legal	$0
Telephone	$0
Stationary	$0
Accounting	$0
Office Equipment	$0

TOTAL	$4,502

ITEM 6.        SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

From December 2009 to February 2010, we conducted our public offering and sold 2,000,000 shares of our common stock at an offering price of $0.05 for a total of $100,000.

Since inception we have retained an auditor and attorney in connection with our public offering; and, completed our public offering.  Further, we have started to map architecture and review contracting and staffing needs.

We have no current or historical operations or product.  We have no revenues.  Our expenses were primarily accounting and auditing fees.

We have completed our overall system design, incorporating hardware, software, connectivity functions, operating system and user interface.

We have completed the software programming to run the search engine and designed the functional prototype.  We plan to put this bid out to its subcontractor programmers in China and other countries and begin private online beta testing.

Milestones

We completed our offering in February 2010.

Our specific goal is to begin developmental components of our business plan including developing our website, developing software, designing and implementing and marketing the collaborative search engine. We intend to accomplish the foregoing through the following milestones:

1.	Begin limited online “locked” beta testing. Completion date is estimated by August 2010. Finalize any changes in the design and public launch. Completion date is estimated by October 2010.

2.
Our marketing program will include our website promotion and personal selling. Our president, Mr. Deng, will do personal selling initially. He will be responsible for all phases of our operations. We have budgeted between $500 and $5,000 for marketing. Marketing will commence as soon as our beta testing is completed.

3.	Within 6 months from the initiation of our marketing program, we believe that we will begin generating fees from the sale of advertising on our system.

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

To meet our initial need for cash we sold 10,000,000 restricted shares of common stock to Yuan Kun Deng, our president and a member of the board of directors, in consideration of $10,000 and we completed our public offering and raised $100,000.

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

As of March 31, 2010, our total assets were $97,499 comprised only of cash and our total liabilities were $55,026.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MULTIPLAYER ONLINE DRAGON INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Multiplayer Online Dragon Inc.

I have audited the accompanying balance sheets of Multiplayer Online Dragon Inc. (the “Company”) , a development stage company,  as of March 31, 2010 and 2009, and for the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009, and the period July 3, 2008 (inception) to March 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multiplayer Online Dragon Inc., a development stage company, as of March 31, 2010 and 2009, and the results of its operations and cash flows for the years ended March 31, 2010 and 2009, and for the period July 3, 2008 (inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MICHAEL T. STUDER, CPA, P.C.
Michael T Studer, CPA, P.C.

Freeport, New York
June 30, 2010

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	March 31,
	2010	2009

ASSETS
Current Assets
Cash	$97,449	$9,862
Total Current Assets	97,449	9,862
Total Assets	$97,449	$9,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$27,600	$7,800
Due to related party	27,426	600
Total current liabilities	55,026	8,400
Stockholders’ Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
12,000,000 and 10,000,000 shares	1,200	1,000
Additional paid-in capital	108,800	9,000
Deficit accumulated during
the development stage	(67,577)	(8,538)
Total stockholders’ equity	42,423	1,462
Total Liabilities and Stockholders’ Equity	$97,449	$9,862

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
			July 3, 2008
	Year ended	Year ended	(Inception) to
	March 31	March 31,	March 31,
	2010	2009	2010

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	59,039	8,538	67,577
Total Costs and Expenses	59,039	8,538	67,577
Net Loss	$(59,039)	$(8,538)	$(67,577)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	10,468,695	10,000,000

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the period July 3, 2008 (inception) to March 31, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.001		Additional	During the	Total
	Par Value		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.001 per share
on March 1, 2009	10,000,000	1,000	9,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	10,000,000	1,000	9,000	(8,538)	1,462
Common stock sold in December 2009, January
2010 and February 2010 at $0.05 per share	2,000,000	200	99,800	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	12,000,000	$1,200	$108,800	$(67,577)	$42,423

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
			July 3, 2008
	Year ended	Year ended	(Inception) to
	March 31	March 31,	March 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net income (loss)	$(59,039)	$(8,538)	$(67,577)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	19,800	7,800	27,600
Net cash provided by (used for) operating activities	(39,239)	(738)	(39,977)
Cash Flows from Financing Activities
Loans from related party	26,826	600	27,426
Proceeds from sales of common stock	100,000	10,000	110,000
Net cash provided by (used for) financing activities	126,826	10,600	137,426
Increase (decrease) in cash	87,587	9,862	97,449

Cash, beginning of period	9,862	0

Cash, end of period	$97,449	$9,862	$97,449

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At March 31, 2010, the Company had cash of $97,449 and working capital and shareholders’ equity of $42,423. Further, the Company has incurred a net loss of $67,577 for the period from July 3, 2008 (inception) to March 31, 2010. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

a)           Cash

Cash consists of cash on deposit with a high quality major financial institution.

b)           Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)           Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are outside the United States

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)

and some of its assets and liabilities have exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

d)           Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)           Foreign Currency Translation

The Company’s reporting and functional currency is the U.S. dollar. Non-U.S. dollar transactions are translated at the exchange rate prevailing at the time of the transaction. Non-U.S. dollar monetary assets and liabilities are translated at period-end exchange rates and exchange gains and losses are reflected in operations.

f)           Basic and Diluted Net Loss per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period (none for the periods presented). The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

3.         DUE TO RELATED PARTY

At March 31, 2010, the Company is indebted to the President of the Company for cash advances of $27,426. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

4.         COMMON STOCK

On March 1, 2009, the Company sold 10,000,000 shares of common stock to its president and director at a price of $0.001 per share for cash proceeds of $10,000.

From December 2009 to February 2010, the Company closed on the sale of a total of 2,000,000 shares of common stock in its public offering at a price of $0.05 per share for total cash proceeds of $100,000.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(Expressed in US Dollars)

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.         INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At March 31, 2010, the Company has a net operating loss carryforward of $67,577, which expires $8,538 in 2029 and $59,039 in 2030.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	March 31, 2010	March 31, 2009
Net operating loss carryforword	$23,652	$2,988
Valuation allowance	(23,652)	(2,988)
Net deferred tax assets	$-	$-

For the years ended March 31, 2010 and 2009 and for the period July 3, 2008 (inception) to March 31, 2010, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

6.         COMMITEMNETS AND CONTINGENCIES

For the four months ended March 31, 2010, the Company has accrued a total of $19,000 ($4,750 per month) for administrative services performed by a consultant under a month to month agreement.

7.         SUBSEQUENT EVENTS

On April 29, 2010, the Company amended its articles of incorporation to increase its authorized shares of capital stock to 300,000,000 shares of common stock, $0.0001 par value per share, and 200,000,000 shares of preferred stock, $0.0001 par value per share.

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2010, included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Yuan Kun Deng	55	president, principal executive officer, principal
12F World Trade Centre		financial officer, principal accounting officer,
No. 25 Tongxing Street		and a member of the board of directors
Zhongshan District, Dalian
Peoples’ Republic of China 116001

Hui Deng	31	secretary and treasurer
#123 Xian Ren Dong Zheng Ma Dao
Kou Cun Da Ma Tun, Zhuang He Shi,
Liao Ning, China

The people named above have are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of our officers and directors

Yuan Kun Deng, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Since July 3, 2008, our inception, Yuan Kun Deng has been our president, principal executive officer, principal financial officer, principal accounting officer and a member of the board of directors. Since October 23, 2007, Mr. Deng has been president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors of Earth Dragon Resources Inc., a Nevada exploration stage corporation engaged in the search for mineral deposits or reserves. Earth Dragon Resources Inc. is listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “EARH”.  Since January 1983, Mr. Deng has been managing investments in real estate, securities, restaurants, agriculture, marine horticulture and retail outlets for himself and unrelated third parties.  Mr. Deng is the father of Hui Deng, our secretary and treasurer.  Mr. Deng was appointed to the foregoing positions in our company as a result of his position of ownership in our company and for no other reason.

Hui Deng, Secretary and Treasurer

Since June 27, 2010, Hui Deng has been our secretary, treasurer and a member of the board of directors.  Since September 2004, Ms. Deng has been self employed marketing consultant focusing on Internet advertising and marketing in China.  Ms. Deng is the daughter of Yuan Kun Deng, our president, principal executive officer, principal financial officer, principal accounting officer and director.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Deng and Ms. Deng have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

We believe Mr. Deng and Ms. Deng are not subject to conflicts of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.      EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through March 31, 2010, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Yuan Kun Deng	2010	0	0	0	0	0	0	0	0
President, CEO	2009	0	0	0	0	0	0	0	0
& CFO	2008	0	0	0	0	0	0	0	0

Hui Deng	2010	0	0	0	0	0	0	0	0
Secretary & Treasurer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Yuchun Bai	2010	0	0	0	0	0	0	0	0
(resigned	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2010 completed fiscal year. Our fiscal year end is March 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Yuan Kun Deng	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

We have no plans to pay any salaries to anyone until sufficient financing is available.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership
Yuan Kun Deng	10,000,000	83.33%
12F World Trade Centre
No. 25 Tongxing Street
Zhongshan District, Dalian
Peoples Republic of China
116001

Hui Deng	0	0%
12F World Trade Centre
No. 25 Tongxing Street
Zhongshan District, Dalian
Peoples Republic of China
116001

All officers and directors	10,000,000	83.33%
as a group (2 people)

Future sales by existing stockholders

10,000,000 shares of common stock were issued to Yuan Kun Deng, one of our officers and directors on March 1, 2009. The 10,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the restricted shares can be publicly sold commencing six months after their acquisition provided we are not a “shell company” as defined in Rule 405 of the Securities Act of 1933.  A shell company is defined as a company that has no or nominal operations and has no or nominal assets or its only asset is cash.  The SEC has determined in Release No. 33-8869 that it was never its intention to capture a “startup company” or in other words a company with a limited operation history in the definition of a shell company.  We believe we are not a shell company since we are in the startup phase of operations.  However, the Financial Industry Regulatory Authority (FINRA), which owns and operates the Bulletin Board, makes an independent examination and decision regarding shell company status.  FINRA has been notorious in determining that startup companies are shell companies and has refused to allow its member firms (SEC registered broker/dealers) to disseminate quotations for companies that do not acknowledge they are shell companies, even though as a matter of law, they may not in fact be shell companies.  If we want our shares to be traded on the Bulletin Board, we may have to represent to FINRA that we are a shell company in order to allow quotations to be disseminated by FINRA members.

The 2,000,000 shares purchased from our public offering are resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

A total of 10,000,000 shares of our stock are currently owned by Yuan Kun Deng, one of our officers and directors.  He will likely sell a portion of his stock if the market price goes above $0.05. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.  He will only be able to sell his shares into a market, should it develop, if we are not a shell company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 1, 2009, we issued 10,000,000 shares of restricted common stock to Yuan Kun Deng, our president in consideration of $10,000.

From inception to March 31, 2009 and to June 30, 2009, Yuan Kun Deng, our president, advanced $600 and $15,600 respectively for our operations.  The advances are not evidenced by any written documentation.  Mr. Deng has agreed to accept repayment when we have sufficient funds to do so.  The advances by Mr. Deng are interest free.

We use approximately 10 square feet of office space at Mr. Deng’s office for our office on a rent free basis.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$6,800	Michael T. Studer CPA PC
2009	$1,714	Michael T. Studer CPA PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Michael T. Studer CPA PC
2009	$0	Michael T. Studer CPA PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Michael T. Studer CPA PC
2009	$0	Michael T. Studer CPA PC

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Michael T. Studer CPA PC
2009	$0	Michael T. Studer CPA PC

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July, 2010.

MULTIPLAYER ONLINE DRAGON INC.

BY:	YUAN KUN DENG
Yuan Kun Deng,
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

YUAN KUN DENG	President, Principal Accounting Officer,	July 9, 2010
Yuan Kun Deng	Principal Executive Officer, Principal Financial
Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X