Form 10-Q
period 2010-06-30
MultiPlayer Online Dragon, Inc.
filed 2010-08-16
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54030

MULTIPLAYER ONLINE DRAGON INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

12F, World Trade Centre
No. 25 Tongxing Street
Zhongshan District
Dalian, China   116001
(Address of principal executive offices, including zip code.)

011-86-411-3966-9257
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of August 13, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$65,799	$97,449
Total Current Assets	65,799	97,449
Total Assets	$65,799	$97,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,480	$27,600
Due to related party	27,426	27,426
Total current liabilities	36,906	55,026
Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
12,000,000 and 12,000,000 shares, respectively	1,200	1,200
Additional paid-in capital	108,800	108,800
Deficit accumulated during
the development stage	(81,107)	(67,577)
Total stockholders' equity	28,893	42,423
Total Liabilities and Stockholders' Equity	$65,799	$97,449

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from July
			3, 2008
	Three months	Three months	(Inception) to
	ended June 30,	ended June 30,	June 30,
	2010	2009	2010

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
General and administrative	13,530	15,926	81,107
Total Costs and Expenses	13,530	15,926	81,107
Net Loss	$(13,530)	$(15,926)	$(81,107)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	12,000,000	10,000,000

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period July 3, 2008 (inception) to June 30, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.0001		Additional	During the	Total
	Par Value		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.001 per share
on March 1, 2009	10,000,000	1,000	9,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	10,000,000	1,000	9,000	(8,538)	1,462
Common stock sold in December 2009, January
2010 and February 2010 at $0.05 per share	2,000,000	200	99,800	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	12,000,000	1,200	108,800	(67,577)	42,423
Unaudited:
Net loss for the three months
ended June 30, 2010	-	-	-	(13,530)	(13,530)
Balance, June 30, 2010	12,000,000	$1,200	$108,800	$(81,107)	$28,893

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
			July 3, 2008
	Three months	Three months	(Inception) to
	ended June 30,	ended June 30,	June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net income (loss)	(13,530)	$(15,926)	$(81,107)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(18,120)	676	9,480
Net cash provided by (used for) operating activities	(31,650)	(15,250)	(71,627)
Cash Flows from Financing Activities
Loans from related party	-	15,000	27,426
Proceeds from sales of common stock	-	-	110,000
Net cash provided by (used for) financing activities	-	15,000	137,426
Increase (decrease) in cash	(31,650)	(250)	65,799

Cash, beginning of period	97,449	9,862	-

Cash, end of period	$65,799	$9,612	$65,799

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At June 30, 2010, the Company had cash of $65,799 and working capital and stockholders’ equity of $28,893. Further, the Company has incurred a net loss of $81,107 for the period from July 3, 2008 (inception) to June 30, 2010. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2010 and for the three months ended June 30, 2010 and 2009 and for the period from July 3, 2008 (inception) to June 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for periods ended June 30, 2010 and 2009 and for the period from July 3, 2008 (inception) to June 30, 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2011.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended March 31, 2010 as included in our report on Form 10-K filed on July 12, 2010.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Expressed in US Dollars)
(Unaudited)

3.	DUE TO RELATED PARTY

At June 30, 2010, the Company is indebted to the President of the Company for cash advances of $27,426. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

4.	COMMON STOCK

On March 1, 2009, the Company sold 10,000,000 shares of common stock to its president and director at a price of $0.001 per share for cash proceeds of $10,000.

From December 2009 to February 2010, the Company sold a total of 2,000,000 shares of common stock in its public offering at a price of $0.05 per share for total cash proceeds of $100,000.

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At June 30, 2010, the Company has a net operating loss carryforward of $81,107, which expires $8,538 in 2029, $59,039 in 2030 and $13,530 in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	June 30, 2010	March 31, 2010
Net operating loss carryforword	$28,387	$23,652
Valuation allowance	(28,387)	(23,652)
Net deferred tax assets	$-	$-

For the three months ended June 30, 2010 and 2009 and for the period July 3, 2008 (inception) to June 30, 2010, a reconciliation of the statutory tax rate to the effective tax rate follows:

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

Milestones

Our specific goal is to begin developmental components of our business plan including developing our website, developing software, designing and implementing and marketing the collaborative search engine. We intend to accomplish the foregoing through the following milestones:

1.	Begin limited online “locked” beta testing. Completion date is estimated by October 2010. Finalize any changes in the design and public launch. Completion date is estimated by December 2010.

2.
Our marketing program will include our website promotion and personal selling. Our president, Mr. Deng, will do personal selling initially and may hire contractors and agencies skilled in relevant marketing. He will be responsible for all phases of our operations. We have budgeted between $5,000 and $15,000 for marketing. Marketing will commence as soon as our beta testing is completed.

3.	Within 6 months from the initiation of our marketing program, we believe that we will begin generating fees from the sale of advertising on our system.

In summary, we should be generating fees from the sale of advertising within 10 months from the date of this report.

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

As of June 30, 2010, our total assets were $65,799 comprised only of cash and our total liabilities were $36,906.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of August, 2010.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	YUAN KUN DENG
Yuan Kun Deng
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary/Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3