Form 10-Q
period 2010-09-30
MultiPlayer Online Dragon, Inc.
filed 2010-11-18
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54030

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$51,533	$97,449
Total Current Assets	51,533	97,449
Total Assets	$51,533	$97,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,800	$27,600
Due to related party	30,826	27,426
Total current liabilities	32,626	55,026
Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
96,000,000 and 96,000,000 shares, respectively	9,600	9,600
Additional paid-in capital	100,400	100,400
Deficit accumulated during
the development stage	(91,093)	(67,577)
Total stockholders' equity	18,907	42,423
Total Liabilities and Stockholders' Equity	$51,533	$97,449

The accompanying notes are an integral part of these interim financial statements

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period from
	Three months	Three months	Six months	Six months	July 3, 2008
	ended	ended	ended	ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenue
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
General and administrative	9,986	11,683	23,516	27,609	91,093
Total Costs and Expenses	9,986	11,683	23,516	27,609	91,093
Net Loss	(9,986)	(11,683)	$(23,516)	$(27,609)	$(91,093)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares
used to compute loss per share
Basic and Diluted	96,000,000	80,000,000	96,000,000	80,000,000

The accompanying notes are an integral part of these interim financial statements

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period July 3, 2008 (inception) to September 30, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock,		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.000125 per share
on March 1, 2009	80,000,000	8,000	2,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	80,000,000	8,000	2,000	(8,538)	1,462
Common stock sold in December 2009, January
2010 and February 2010 at $0.00625 per share	16,000,000	1,600	98,400	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	96,000,000	9,600	100,400	(67,577)	42,423

Unaudited:
Net loss for the six months
ended September 30, 2010	-	-	-	(23,516)	(23,516)
Balance, September 30, 2010	96,000,000	$9,600	$100,400	$(91,093)	$18,907

The accompanying notes are an integral part of these interim financial statements

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	Six months	Six months	July 3, 2008
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net income (loss)	$(23,516)	$(27,609)	$(91,093)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(25,800)	5,428	1,800
Net cash provided by (used for) operating activities	(49,316)	(22,181)	(89,293)
Cash Flows from Financing Activities
Loans from related party	3,400	15,000	30,826
Proceeds from sales of common stock	-	-	110,000
Net cash provided by (used for) financing activities	3,400	15,000	140,826
Increase (decrease) in cash	(45,916)	(7,181)	51,533

Cash, beginning of period	97,449	9,862	-

Cash, end of period	$51,533	$2,681	$51,533

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At September 30, 2010, the Company had cash of $51,533 and working capital and stockholders’ equity of $18,907. Further, the Company has incurred a net loss of $91,093 for the period from July 3, 2008 (inception) to September 30, 2010. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2010 and for the three and six months ended September 30, 2010 and 2009 and for the period from July 3, 2008 (inception) to September 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for periods ended September 30, 2010 and 2009 and for the period from July 3, 2008 (inception) to September 30, 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2011.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date.

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

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Expressed in US Dollars)
(Unaudited)

3.         DUE TO RELATED PARTY

At September 30, 2010, the Company is indebted to the President of the Company for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

4.         COMMON STOCK

Effective November 5, 2010, the Company effected an 8 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 12,000,000 shares to 96,000,000 shares. All shares and per share amounts have been revised to retroactively reflect this stock split.

On March 1, 2009, the Company sold 80,000,000 shares of common stock to its president and director at a price of $0.000125 per share for cash proceeds of $10,000.

From December 2009 to February 2010, the Company sold a total of 16,000,000 shares of common stock in its public offering at a price of $0.00625 per share for total cash proceeds of $100,000.

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

5.         INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At September 30, 2010, the Company has a net operating loss carryforward of $91,093, which expires $8,538 in 2029, $59,039 in 2030 and $23,516 in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	September 30, 2010	March 31, 2010
Net operating loss carryforword	$31,883	$23,652
Valuation allowance	(31,883)	(23,652)
Net deferred tax assets	$-	$-

For the six months ended September 30, 2010 and 2009 and for the period July 3, 2008 (inception) to September 30, 2010, a reconciliation of the statutory tax rate to the effective tax rate follows:

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

Results of Operations

On March 1, 2009, we sold 80,000,000 post-split restricted shares of common stock to Yuan Kun Deng, our president and a member of the board of directors and raised $10,000.

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

Effective November 5, 2010, the Company effected an 8 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 12,000,000 shares to 96,000,000 shares. All shares and per share amounts have been revised to retroactively reflect this stock split.

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

To meet our initial need for cash we sold 80,000,000 restricted shares of common stock to Yuan Kun Deng, our president and a member of the board of directors, in consideration of $10,000.

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

As of September 30, 2010, our total assets were $51,533 comprised only of cash and our total liabilities were $32,626.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2009, our Form S-1 registration statement (SEC file no. 333-159896) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  In February 2010, we sold 16,000,000 post-split shares of our common stock at an offering price of $0.05 per share and raise $100,000.  Since then, we have used the proceeds as follows:

Consulting Services		$-
Design and Engineering		$-
Market Feasibility		$-
Prototype development		$-
Foreign Legal		$7,658
Telephone	$
Stationary		$12,113
Accounting		$3,600
Office Equipment		$145

TOTAL		$23,516

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of November, 2010.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	YUAN KUN DENG
Yuan Kun Deng
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

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