Form 10-Q
period 2010-12-31
MultiPlayer Online Dragon, Inc.
filed 2011-02-18
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54030

MULTIPLAYER ONLINE DRAGON INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

14205 SE 36th Street
Suite 100
Bellevue, WA   98006
(Address of principal executive offices, including zip code.)

(800) 916-1354
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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,000,000 as of February 17, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets

Cash	$545,142	$97,449
Total Current Assets	545,142	97,449

Other assets	-	-
Total Assets	$545,142	$97,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Amount due Webprizm.com in connection
with Joint Venture (Note 3)	$328,997	$-
Accounts payable and accrued liabilities	4,183	27,600
Due to related party	30,826	27,426
Total current liabilities	364,006	55,026

Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
97,000,000 and 96,000,000 shares, respectively	9,700	9,600
Additional paid-in capital	600,300	100,400
Deficit accumulated during
the development stage	(428,864)	(67,577)
Total stockholders' equity	181,136	42,423
Total Liabilities and Stockholders' Equity	$545,142	$97,449

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three	Three	Nine	Nine	Period from
	months	months	months	months	July 3, 2008
	ended	ended	ended	ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010

Revenue
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Costs and Expenses
Research and development costs of
Webprizm.com reimbursed or
reimbursable by the Company in
connection with Joint Venture
(Note 3)	328,997	-	328,997	-	328,997
General and administrative	8,774	2,939	32,290	28,995	99,867
Total Costs and Expenses	337,771	2,939	361,287	28,995	428,864
Net Loss	$(337,771)	$(2,939)	$(361,287)	$(28,995)	$(428,864)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share
Basic and Diluted	96,116,304	80,140,872	96,038,909	80,047,120

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period July 3, 2008 (inception) to December 31, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock,		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.000125 per share
on March 1, 2009	80,000,000	8,000	2,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	80,000,000	8,000	2,000	(8,538)	1,462
Common stock sold in December 2009, January
2010 and February 2010 at $0.00625 per share	16,000,000	1,600	98,400	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	96,000,000	9,600	100,400	(67,577)	42,423

Unaudited:
Common stock sold in December 2010 at $0.50
per share	1,000,000	100	499,900	-	500,000
Net loss for the nine months
ended December 31, 2010	-	-	-	(361,287)	(361,287)
Balance, December 31, 2010	97,000,000	$9,700	$600,300	$(428,864)	$181,136

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine	Nine	Period from
	months	months	July 3, 2008
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(361,287)	$(28,995)	$(428,864)
Changes in operating assets and liabilities
Amount due Webprizm.com in connection
with Joint Venture (Note 3)	328,997	-	328,997
Accounts payable and accrued liabilities	(23,417)	(5,093)	4,183
Net cash used for operating activities	(55,707)	(34,088)	(95,684)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Loans from related party	3,400	26,826	30,826
Proceeds from sales of common stock	500,000	81,000	610,000
Net cash provided by financing activities	503,400	107,826	640,826
Increase in cash	447,693	73,738	545,142

Cash, beginning of period	97,449	9,862	-

Cash, end of period	$545,142	$83,600	$545,142

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

1.         OPERATIONS

Organization

Multiplayer Online Dragon, Inc. (the “Company”) was incorporated in the State of Nevada on July 3, 2008. The principal activity of the Company is planned to be designing, hosting, and marketing collaborative internet search communications systems. The Company has its executive office in The People’s Republic of China.

On December 21, 2010, as more fully discussed in Note 3, the Company entered into an Agreement to participate in a Joint Venture for the purpose of developing certain computer software programs for commercialization.

The Company is considered a development stage company as defined in Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $428,864 for the period from July 3, 2008 (inception) to December 31, 2010. While the Company had working capital and stockholders’ equity of $181,136 at December 31, 2010, as discussed in Note 3, the Company is committed to incurring substantive Research and Development expenses in a software development joint venture. Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding which may continue to include related party sources (see Note 5), will be available in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

2.         INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2010 and for the three and nine months ended December 31, 2010 and 2009 and for the period from July 3, 2008 (inception) to December 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the three and six months ended December 31, 2010 and 2009 and for the period from July 3, 2008 (inception) to December 31, 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2011.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date.

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

3.         JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an Agreement with Webprizm.com, a Nevada corporation, (“Webprizm”) and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s current (since December 21, 2010) Chief Executive Officer.

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through December 31, 2010) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

The Agreement also granted the Company an Option to acquire all outstanding shares of Webprizm or its assets (exercisable only after the Expenditures have been incurred on or before December 21, 2015) in exchange for delivery of shares of Company capital stock representing 51% of all voting rights attached to all outstanding securities. The Company may decide not to exercise the Option by providing written notice to Brenner. In such event, the Joint Venture, the License, the Option, and the Agreement is to be terminated immediately.

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity's actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company has expensed the $328,997 as "Research and Development" in the Statement of Operations during the three months ended December 31, 2010 and reflected a liability entitled “Amount due Webprizm.com in connection with Joint Venture” of $328,997 in the balance sheet at December 31, 2010.

4.         DUE TO RELATED PARTY

At December 31, 2010, the Company is indebted to the Chairman of the Company for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.         COMMON STOCK

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

On December 21, 2010 and December 22, 2010, the Company sold a total of 1,000,000 restricted shares of common stock (700,000 shares to the daughter of the Company’s chairman and 300,000 shares to a foreign corporation affiliated with the Brenner Family Holding Corp.) at a price of $0.50 per share for cash proceeds of $500,000.

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
(Expressed in US Dollars)
(Unaudited)

6.         INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2010, the Company has a net operating loss carryforward of $428,864, which expires $8,538 in 2029, $59,039 in 2030 and $361,287 in 2031. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	December 31, 2010	March 31, 2010
Net operating loss carryforward	$150,102	$23,652
Valuation allowance	(150,102)	(23,652)
Net deferred tax assets	$-	$-

For the nine months ended December 31, 2010 and 2009 and for the period July 3, 2008 (inception) to December 31, 2010, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

7.         COMMITMENTS AND CONTINGENCIES

As more fully discussed in Note 3, the Company executed an Agreement on December 21, 2010 to provide $10,000,000 to a Joint Venture on or before December 21, 2015. There is no assurance that the Company will have sufficient funds to meet this commitment.

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

Milestones

Our specific goal is to begin developmental components of our business plan including developing our website, developing software, designing and implementing and marketing the collaborative social search engine. We intend to accomplish the foregoing through the following milestones:

1.
Begin limited online “locked” beta testing. Completion date is estimated by October 2010. Finalize any changes in the design and public launch. Completion date is estimated by December 2010.  This is complete. Second stage beta testing to Users and Advertisers is underway and is estimated to complete March 2011.

2.
Our marketing program will include our website promotion and personal selling. Our president, Mr. Brenner, will do personal selling initially and may hire contractors and agencies skilled in relevant marketing. He will be responsible for all phases of our operations. We have budgeted between $25,000 and $55,000 for marketing. Marketing will commence as soon as our beta testing is completed.

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

As of December 31, 2010, our total assets were $545,142 comprised only of cash and our total liabilities were $364,006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2009, our Form S-1 registration statement (SEC file no. 333-159896) was declared effective by the SEC.  Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  In December 2010, we sold 16,000,000 post-split shares of our common stock at an offering price of $0.05 per share and raise $100,000.  Since then, we have used the proceeds as follows:

Consulting Services	$1,120
Design and Engineering	$0
Market Feasibility	$0
Prototype development	$0
Foreign Legal	$11,278
Telephone	$0
Transfer agent	$14,276
Accounting	$5,429
Office Equipment	$187

TOTAL	$32,290

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of February, 2011.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	WALTER BRENNER
Walter Brenner
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