Form 10-K
period 2011-03-31
MultiPlayer Online Dragon, Inc.
filed 2011-07-14
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2011

Commission File Number:   000-54030

MULTIPLAYER ONLINE DRAGON INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

14205 SE 36th Street, Suite 100
Bellevue, WA   98006
(Address of principal executive offices, including zip code.)

(800) 916-1354
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2011: $0.

As of July 14, 2011, 97,000,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

General

We were incorporated in the State of Nevada on July 3, 2008. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 14205 SE 36th Street, Suite 100, Bellevue, Washington 98006. This is our mailing address as well. Our telephone number is (800) 916-1354.  This is Mr. Brenner’s office.  We use this space on a rent free basis.

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

Collaborative Search Engine Description

A collaborative search engine uses inputs from other users to assist people to find resources on the Internet. Management believes it performs some unique functions that are not currently available on other search engine. The search engine will have a software code contained within in a host platform.  The code may be centralized or spread over a network, depending on the design finally chosen.  The search engine will be designed as a device to include:

*	Advanced Search Functionality - enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

*	Spell Checker - suggests alternate search terms when a search appears to contain misspellings or typing errors.

*	Web Page Translation - automatically translates web pages published in French, German, Italian, Portuguese and Spanish into English, or vice versa.

*	Stock Quotes - provides links to stock and mutual fund information.

*	Street Maps - provides links to street maps and directions.

*	Calculator - solves math problems involving basic arithmetic, complicated math or physical constants and converts between units of measure.

*	Definitions - provides definitions for words or phrases based on content we have indexed.

*	PhoneBook - provides U.S. street addresses and phone numbers for U.S. businesses and residences.

*
Search by Number - enables people to conduct quick searches by entering FedEx, UPS and USPS package tracking numbers, vehicle ID numbers, product codes, telephone area codes, patent numbers, FAA airplane registration numbers and FCC equipment ID numbers.

*	Travel Information - enables people to check the status of U.S. airline flights and see delays and weather conditions at U.S. airports.

*	Cached Links - provides snapshots of web pages taken when the pages were indexed, enabling web users to view web pages that are no longer available.

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

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The Chinese laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  Because of the legal uncertainties and because the majority of our assets may be located in the People’s Republic of China (the “PRC”), it may be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.   Further, in considering whether to enforce a foreign judgment in China, the court considers whether the judgment violates basic principles of the law of the PRC; its social interests; and ascertains that foreign judgment has validity.  If the court is not satisfied with the foregoing, the matter is referred back to the jurisdiction that rendered the judgment. The cost and likelihood of successfully enforcing a U.S. judgment in China is, in our opinion, remote at best.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officers and directors.  We intend to hire additional employees on an as needed basis.

Offices

Our business office is located at 14205 SE 36th Street, Suite 100, Bellevue, Washington 98006. This is our mailing address as well. Our telephone number is (800) 916-1354.  This is Mr. Brenner’s office.  We use this space on a rent free basis.

Joint Venture Agreement

On December 21, 2010, the Company executed an Agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s current (since December 21, 2010) Chief Executive Officer.

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through March 31, 2011) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity's actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company has expensed the $328,997 as "Research and Development" in the Statement of Operations during the three months ended December 31, 2010.

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

Holders

There are 38 holders of record for our common stock.  There are a total of 97,000,000 shares of common stock outstanding.

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

Status of Our Public Offering

On September 30, 2009, our Form S-1 registration statement (SEC file no. 333-159896) was declared effective by the SEC.  Pursuant to the S-1, we offered 8,000,000 post-split shares minimum, 16,000,000 post-split shares maximum at an offering price of $0.00625 per share (offering price of $0.05 adjusted for the 8:1 stock split) in a direct public offering, without any involvement of underwriters or broker-dealers.  From December 2009 to February 2010, we sold 16,000,000 post-split shares of our common stock at an offering price of $0.00625 per share (offering price of $0.05 adjusted for the 8:1 stock split) and raised $100,000.  Since then, we have used the proceeds as follows:

Consulting Services	$1,120
Design and Engineering	$0
Market Feasibility	$0
Prototype development	$0
Foreign Legal	$11,278
Telephone	$0
Transfer agent	$14,276
Accounting	$5,429
Office Equipment	$187

TOTAL	$32,290

ITEM 6.          SELECTED FINANCIAL DATA.

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

Joint Venture Agreement

On December 21, 2010, the Company executed an Agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s current (since December 21, 2010) Chief Executive Officer.

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through March 31, 2011) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity's actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company has expensed the $328,997 as "Research and Development" in the Statement of Operations during the three months ended December 31, 2010.

Milestones

Our specific goal is to begin developmental components of our business plan including developing our website, developing software, designing and implementing and marketing the collaborative social search engine. We intend to accomplish the foregoing through the following milestones:

1.
Begin limited online “locked” beta testing. Completion date is estimated by October 2010. Finalize any changes in the design and public launch. Completion date is estimated by December 2010.  This is complete. Second stage beta testing to Users and Advertisers is underway and is estimated to complete September 2011.

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

To meet our initial need for cash we sold 80,000,000 post-split restricted shares of common stock to Yuan Kun Deng, our Board Chairman, in consideration of $10,000.

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

As of March 31, 2011, our total assets were $206,627 comprised only of cash and our total liabilities were $53,946.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MULTIPLAYER ONLINE DRAGON INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Multiplayer Online Dragon, Inc.

I have audited the accompanying balance sheets of Multiplayer Online Dragon, Inc. (the “Company”), a development stage company,  as of March 31, 2011 and 2010, and  the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2011 and 2010, and for the period July 3, 2008 (inception) to March 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multiplayer Online Dragon, Inc., a development stage company, as of March 31, 2011 and 2010, and the results of its operations and cash flows for the years ended March 31, 2011 and 2010, and for the period July 3, 2008 (inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER, CPA, P.C.
Michael T. Studer, CPA, P.C.
Freeport, New York
July 14, 2011

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	March 31,
	2011	2010

ASSETS
Current Assets
Cash	$191,627	$97,449
Total Current Assets	191,627	-
Deferred offering costs	15,000	-
Total Assets	$206,627	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,120	$27,600
Due to administrative services company	15,000	-
Due to related party	30,826	27,426
Total current liabilities	53,946	55,026
Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
97,000,000 and 96,000,000 shares	9,700	9,600
Additional paid-in capital	600,300	100,400
Deficit accumulated during
the development stage	(457,319)	(67,577)
Total stockholders' equity	152,681	42,423
Total Liabilities and Stockholders' Equity	$206,627	$97,449

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
			July 3, 2008
	Year ended	Year ended	(Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
Research and development costs of Webprizm.com reimbursed or
reimbursable by the Company In Connection with Joint Venture (Note 3)	328,997	-	328,997
General and administrative	60,745	59,039	128,322
Total Costs and Expenses	389,742	59,039	457,319
Net Loss	$(389,742)	$(59,039)	$(457,319)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	96,246,595	83,749,560

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period July 3, 2008 (inception) to March 31, 2011
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.0001		Additional	During the	Total
	Par Value		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.000125 per share
on March 1, 2009	80,000,000	8,000	2,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	80,000,000	8,000	2,000	(8,538)	1,462
Common stock sold in December 2009, January
2010 and February 2010 at $0.00625 per share	16,000,000	1,600	98,400	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	96,000,000	9,600	100,400	(67,577)	42,423
Common stock sold in December 2010
at $0.50 per share	1,000,000	100	499,900	-	500,000
Net loss for year ended March 31, 2010	-	-	-	(389,742)	(389,742)
Balance, March 31, 2011	97,000,000	$9,700	$600,300	$(457,319)	$152,681

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
			July 3, 2008
	Year ended	Year ended	(Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net income (loss)	$(389,742)	$(59,039)	$(457,319)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(19,480)	19,800	8,120
Net cash provided by (used for) operating activities	(409,222)	(39,239)	(449,199)
Cash Flows from Financing Activities
Loans from related party	3,400	26,826	30,826
Proceeds from sales of common stock	500,000	100,000	610,000
Net cash provided by (used for) financing activities	503,400	126,826	640,826
Increase (decrease) in cash	94,178	87,587	191,627

Cash, beginning of period	97,449	9,862	-

Cash, end of period	$191,627	$97,449	$191,627

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Financing Activity:
Payment of retainer to law firm by
administrative services company	$15,000	$-	$15,000

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Expressed in US Dollars)

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

The Company is considered a development stage company as defined in Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $457,319 for the period from July 3, 2008 (inception) to March 31, 2011. While the Company had working capital and stockholders’ equity of $152,681 at March 31, 2011, as discussed in Note 3, the Company is committed to incurring substantive Research and Development expenses in a software development joint venture. Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (see Note 4), will be available in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

a)      Cash

Cash consists of cash on deposit with a high quality major financial institution.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Expressed in US Dollars)

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

c)      Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are outside the United States and some of its assets and liabilities may from time to time have exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

g)      Deferred Offering Costs

Deferred offering costs represent legal fees incurred in connection with the preparation of a Form S-1 registration statement relating to a planned public offering of shares of our common stock.  If the offering is successful, the costs will be charged to additional paid-in capital.  If the offering is unsuccessful, the costs will be expensed.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Expressed in US Dollars)

h)      Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

3.     JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an Agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s current (since December 21, 2010) Chief Executive Officer.

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through March 31, 2011) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity's actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company has expensed the $328,997 as "Research and Development" in the Statement of Operations during the three months ended December 31, 2010.

4.	DUE TO ADMINISTRATIVE SERVICES COMPANY

On March 25, 2011, Magnus Management (2006) Ltd. (an administrative services Company) advanced $15,000 on behalf of the Company to the Company’s law firm in connection with the Company’s planned public offering (see Note 8).  The $15,000 advance due Magnus does not bear interest and is due on demand.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Expressed in US Dollars)

5.	DUE TO RELATED PARTY

At March 31, 2011, the Company is indebted to the Chairman of the Company for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

6.	COMMON STOCK

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

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

7.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At March 31, 2011, the Company has a net operating loss carryforward of $457,319, which expires $8,538 in 2029, $59,039 in 2030, and $389,942 in 2031.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	March 31, 2011	March 31, 2010
Net operating loss carryforword	$160,062	$23,652
Valuation allowance	(160,062)	(23,652)
Net deferred tax assets	$-	$-

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Expressed in US Dollars)

For the years ended March 31, 2011 and 2010 and for the period July 3, 2008 (inception) to March 31, 2011, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

8.     COMMITMENTS AND CONTINGENCIES

Joint Venture Agreement

As more fully discussed in Notes 3, the Company executed an Agreement on December 21, 2010 to provide $10,000,000 to a Joint Venture on or before December 21, 2015.  There is no assurance that the Company will have sufficient funds to meet this commitment.

Planned Public Offering

On March 24, 2011, the Company executed an engagement letter agreement with its law firm to prepare and file a Form S-1 registration statement with the SEC in connection with the Company’s planned public offering of up to 3,000,000 shares of its common stock at a price of $0.50 per share.  The agreement provides for total payments of $25,000 to the law firm, $15,000 upon execution of the agreement ($15,000 was paid March 25, 2011; see Note 4) and the balance when the Form S-1 registration statement is declared effective by the SEC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2011, included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Walter Brenner	45	President, Principal Executive Officer, Principal
125A – 1030 Denman Street		Accounting Officer, Principal Financial Officer
Vancouver, British Columbia V6G 2M6		and a member of the Board of Directors

Yuan Kun Deng	55	Chairman of the Board of Directors
12F World Trade Centre
No. 25 Tongxing Street
Zhongshan District, Dalian
Peoples’ Republic of China 116001

Hui Deng	31	Secretary and Treasurer
#123 Xian Ren Dong Zheng Ma Dao
Kou Cun Da Ma Tun, Zhuang He Shi,
Liao Ning, China

Andrew Rybacha	56	Chief Technology Officer and a member of the
14205 SE 36th Street, Suite 100		Board of Directors
Bellevue, Washington 98006

The people named above have are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of our officers and directors

Walter Brenner, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

Walter Brenner is an independent business consultant and technology entrepreneur for the past 12 years. Mr. Brenner graduated from York University’s Osgoode Hall Law School with a Bachelor of Laws degree. Since 1993, Mr. Brenner has been a director and senior officer of Hellix Ventures Inc. a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange. Hellix is listed as a mining company and also has producing petroleum properties. Mr. Brenner is also founder of Abington Ventures Inc. and has been its president and director of since 1999. Abington is a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange as a mining company.

Yuan Kun Deng, Chairman of the Board of Directors

From July 2008 to December 2010, Yuan Kun Deng has been our president, principal executive officer, principal financial officer, principal accounting officer and a member of the board of directors. Since October 23, 2007, Mr. Deng has been president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors of Earth Dragon Resources Inc., a Nevada exploration stage corporation engaged in the search for mineral deposits or reserves. Earth Dragon Resources Inc. is listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “EARH”.  Since January 1983, Mr. Deng has been managing investments in real estate, securities, restaurants, agriculture, marine horticulture and retail outlets for himself and unrelated third parties.  Mr. Deng is the father of Hui Deng, our secretary and treasurer.  Mr. Deng was appointed to the foregoing positions in our company as a result of his position of ownership in our company and for no other reason.

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

Andrew Rybacha, Chief Technology Officer and a member of the Board of Directors

Since December 21, 2010, Andrew Rybacha has been our chief technology officer and a member of the board of directors.  Mr. Rybacha holds a master degree in Electronics Engineering from the University of Krakow, Poland and C/C++ programming, embedding systems programming and internet technologies from British Columbia Institute to Technology (BCIT). In addition, Mr. Rybacha brings 15 years experience as a lead project manager.

Involvement in Certain Legal Proceedings

During the past ten years, Walter Brenner, Yuan Kun Deng, Hui Deng or Andrew Rybacha have not been the subject of the following events:

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

Conflicts of Interest

We believe Walter Brenner, Yuan Kun Deng, Hui Deng and Andrew Rybacha are not subject to conflicts of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 on our March 31, 2010 Form 10-K with the SEC on July 12, 2010.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 on our March 31, 2010 Form 10-K with the SEC on July 12, 2010.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 on our March 31, 2010 Form 10-K with the SEC on July 12, 2010.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through March 31, 2011, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Walter Brenner	2011	0	0	0	0	0	0	0	0
President, CEO	2010	0	0	0	0	0	0	0	0
& CFO	2009	0	0	0	0	0	0	0	0

Hui Deng	2011	0	0	0	0	0	0	0	0
Secretary & Treasurer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Andrew Rybacha	2011	0	0	0	0	0	0	0	0
Chief Technology	2010	0	0	0	0	0	0	0	0
Officer	2009	0	0	0	0	0	0	0	0

Yuan Kun Deng	2011	0	0	0	0	0	0	0	0
CEO, CFO and	2010	0	0	0	0	0	0	0	0
Principal Accounting	2009	0	0	0	0	0	0	0	0
Officer (resigned 2010)

Yuchun Bai	2011	0	0	0	0	0	0	0	0
(resigned)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2011 completed fiscal year. Our fiscal year end is March 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Walter Brenner	0	0	0	0	0	0	0
Yuan Kun Deng	0	0	0	0	0	0	0
Andrew Rybacha	0	0	0	0	0	0	0

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership
Walter Brenner (1)	300,000	0.30%
125A – 1030 Denman Street
Vancouver, British Columbia V6G 2M6

Yuan Kun Deng	80,000,000	82.47%
12F World Trade Centre
No. 25 Tongxing Street
Zhongshan District, Dalian
Peoples Republic of China 116001

Hui Deng	700,000	0.72%
12F World Trade Centre
No. 25 Tongxing Street
Zhongshan District, Dalian
Peoples Republic of China 116001

Andrew Rybacha	0	0.00%
14205 SE 36th Street
Suite 100
Bellevue, WA 98006

All officers and directors as a group (4 people)	81,000,000	83.49%

(1)
700,000 shares are owned by Hui Deng, the daughter of Yuan Kun Deng and 300,000 shares are owned by the Brenner Family Trust.  Walter Brenner exercises dispositive and voting control over the 300,000 shares of common stock.

Future sales by existing stockholders

80,000,000 shares of common stock were issued to Yuan Kun Deng, our Board Chairman on March 1, 2009.  In addition, 300,000 restricted shares of common stock were issued to the Brenner Family Trust and 700,000 shares of common stock were issued to Hui Deng in December 2010.  The 81,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the restricted shares can be publicly sold commencing six months after their acquisition provided we are not a “shell company” as defined in Rule 405 of the Securities Act of 1933.  A shell company is defined as a company that has no or nominal operations and has no or nominal assets or its only asset is cash.  The SEC has determined in Release No. 33-8869 that it was never its intention to capture a “startup company” or in other words a company with a limited operation history in the definition of a shell company.  We believe we are not a shell company since we are in the startup phase of operations.  However, the Financial Industry Regulatory Authority (FINRA), which owns and operates the Bulletin Board, makes an independent examination and decision regarding shell company status.  FINRA has been notorious in determining that startup companies are shell companies and has refused to allow its member firms (SEC registered broker/dealers) to disseminate quotations for companies that do not acknowledge they are shell companies, even though as a matter of law, they may not in fact be shell companies.  If we want our shares to be traded on the Bulletin Board, we may have to represent to FINRA that we are a shell company in order to allow quotations to be disseminated by FINRA members.

The 16,000,000 shares purchased from our public offering are resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

A total of 80,000,000 shares of our stock are currently owned by Yuan Kun Deng, our Board Chairman.  He will likely sell a portion of his stock if the market price goes above $0.05. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.  He will only be able to sell his shares into a market, should it develop, if we are not a shell company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On March 1, 2009, we issued 80,000,000 shares of restricted common stock to Yuan Kun Deng, our Board Chairman in consideration of $10,000.

From inception to March 31, 2009 and to June 30, 2009, Yuan Kun Deng, our president, advanced $600 and $15,600 respectively for our operations.  The advances are not evidenced by any written documentation.  Mr. Deng has agreed to accept repayment when we have sufficient funds to do so.  The advances by Mr. Deng are interest free.

We use approximately 10 square feet of office space at Mr. Brenner’s office for our office on a rent free basis.

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

2011	$6,800	Michael T. Studer CPA PC
2010	$6,800	Michael T. Studer CPA PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	Michael T. Studer CPA PC
2010	$0	Michael T. Studer CPA PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Michael T. Studer CPA PC
2010	$0	Michael T. Studer CPA PC

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Michael T. Studer CPA PC
2010	$0	Michael T. Studer CPA PC

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

10.2	Agreement with WebPrizm.com.	8-K	12/23/10	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July, 2011.

MULTIPLAYER ONLINE DRAGON INC.

BY:	WALTER BRENNER
Walter Brenner
President, Principal Accounting Officer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

WALTER BRENNER	President, Principal Accounting Officer,	July 14, 2011
Walter Brenner	Principal Executive Officer, Principal Financial
Officer and a member of the Board of Directors

YUAN KUN DENG	Chairman of the Board of Directors	July 14, 2011
Yuan Kun Deng

_________________________	Chief Technology Officer and a member of	July ___, 2011
Andrew Rybacha	the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

10.2	Agreement with WebPrizm.com.	8-K	12/23/10	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3