Form 10-Q
period 2011-08-05
MultiPlayer Online Dragon, Inc.
filed 2011-08-09
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54030

MULTIPLAYER ONLINE DRAGON INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

14205 SE 36th Street
Suite 100
Bellevue, Washington 98006
(Address of principal executive offices, including zip code.)

(800) 916-1354
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,000,000 as of June 30, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$179,274	$191,627
Total Current Assets	179,274	191,627
Deferred offering costs	15,000	15,000
Total Assets	$194,274	$206,627

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$17,690	$8,120
Due to administrative services company	15,000	15,000
Due to related party	30,826	30,826
Total current liabilities	63,516	53,946
Stockholders' Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
97,000,000 and 97,000,000 shares, respectively	9,700	9,700
Additional paid-in capital	600,300	600,300
Deficit accumulated during the development stage	(479,242)	(457,319)
Total stockholders' equity	130,758	152,681
Total Liabilities and Stockholders' Equity	$194,274	$206,627

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from July 3, 2008 (Inception) to June 30, 2011

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
Research and development costs of Webprizm.com reimbursed or reimbursable by the Company in
connection with Joint Venture (Note 3)	-	-	328,997
General and administrative	21,923	13,530	150,245
Total Costs and Expenses	21,923	13,530	479,242
Net Loss	$(21,923)	$(13,530)	$(479,242)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net
loss per share
Basic and Diluted	97,000,000	96,000,000

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period July 3, 2008 (inception) to June 30, 2011
(Expressed in US Dollars)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
	Shares	Amount
Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.000125 per share
on March 1, 2009	80,000,000	8,000	2,000	-	10,000
Net loss for the period July 3, 2008
(Inception) to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	80,000,000	8,000	2,000	(8,538)	1,462
Common stock sold in December 2009, January 2010 and February 2010
at $0.00625 per share	16,000,000	1,600	98,400	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	96,000,000	9,600	100,400	(67,577)	42,423
Common stock sold in December
2010 at $0.50 per share	1,000,000	100	499,900	-	500,000
Net loss for year ended March 31, 2010	-	-	-	(389,742)	(389,742)
Balance, March 31, 2011	97,000,000	9,700	600,300	(457,319)	152,681
Unaudited:
Net loss for the three months
ended June 30, 2011				(21,923)	(21,923)
Balance, June 30, 2011	97,000,000	$9,700	$600,300	$(479,242)	$130,758

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Three months ended June 30, 2011	Three months ended June 30, 2010	Period from July 3, 2008 (Inception) to June 30, 2011

Cash Flows from Operating Activities
Net loss	$(21,923)	$(13,530)	$(479,242)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	9,570	(18,120)	17,690
Net cash provided by (used for) operating activities	(12,353)	(31,650)	(461,552)
Cash Flows from Financing Activities
Loans from related party	-	-	30,826
Proceeds from sales of common stock	-	-	610,000
Net cash provided by (used for) financing activities	-	-	640,826
Increase (decrease) in cash	(12,353)	(31,650)	179,274

Cash, beginning of period	191,627	97,449	-

Cash, end of period	$179,274	$65,799	$179,274

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Financing Activity:
Payment of retainer to law firm by
administrative services company	$-	$-	$15,000

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $479,242 for the period from July 3, 2008 (inception) to June 30, 2011. While the Company had working capital of $115,758 at June 30, 2011, as discussed in Note 3, the Company is committed to incurring substantive Research and Development expenses in a software development joint venture. Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (see Note 5), will be available in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2011 and for the three months ended June 30, 2011 and 2010 and for the period from July 3, 2008 (inception) to June 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for periods ended June 30, 2011 and 2010 and for the period from July 3, 2008 (inception) to June 30, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2012. The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)
(Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended March 31, 2011 as included in our report on Form 10-K filed on July 14, 2011.

3.	JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an Agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s current (since December 21, 2010) Chief Executive Officer.

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through June 30, 2011) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)
(Unaudited)

5.	DUE TO RELATED PARTY

At March 31, 2011 and June 30, 2011, the Company was indebted to the Chairman of the Company for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At June 30, 2011, the Company has a net operating loss carryforward of $479,242, which expires $8,538 in 2029, $59,039 in 2030, $389,742 in 2031 and $21,923 in 2032. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	June 30, 2011	March 31, 2010
Net operating loss Carryforword	$167,735	$160,062
Valuation allowance	(167,735)	(160,062)
Net deferred tax assets	$-	$-

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Expressed in US Dollars)
(Unaudited)

For the three months ended June 30, 2011 and 2010 and for the period July 3, 2008 (inception) to June 30, 2011, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35)%
Effective tax rate	0%

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

As of June 30, 2011, our total assets were $194,274 comprised only of cash and our total liabilities were $63,516.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2009, our Form S-1 registration statement (SEC file no. 333-159896) was declared effective by the SEC. Pursuant to the S-1, we offered 1,000,000 shares minimum, 2,000,000 shares maximum at an offering price of $0.05 per share in a direct public offering, without any involvement of underwriters or broker-dealers. In December 2010, we sold 16,000,000 post-split shares of our common stock at an offering price of $0.05 per share and raised $100,000. Since then, we have used the proceeds as follows:

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

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of August, 2011.

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