Form 10-Q
period 2011-09-30
MultiPlayer Online Dragon, Inc.
filed 2011-11-21
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,000,000 as of November 16, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$152,723	$191,627

Total Current Assets	152,723	191,627

Deferred offering costs	15,000	15,000

Total Assets	$167,723	$206,627

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$3,000	$8,120
Due to administrative services company	15,000	15,000
Due to related party	30,826	30,826

Total current liabilities	48,826	53,946

Stockholders' Equity

Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding: 97,000,000 and 97,000,000 shares, respectively	9,700	9,700
Additional paid-in capital	600,300	600,300
Deficit accumulated during the development stage	(491,103)	(457,319)

Total stockholders' equity	118,897	152,681

Total Liabilities and Stockholders' Equity	$167,723	$206,627

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended September 30,	Three months ended September 30,	Six months ended September 30,	Six months ended September 30,	Period from July 3, 2008 (Inception) to September 30,
	2011	2010	2011	2010	2011

Revenue
Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses
Research and development costs of Webprizm.com
reimbursed or reimbursable by the Company
in connection with Joint Venture (Note 3)	2,704	-	2,704	-	331,701
General and administrative	9,157	9,986	31,080	23,516	159,402

Total Costs and Expenses	11,861	9,986	33,784	23,516	491,103

Net Loss	(11,861)	(9,986)	$(33,784)	$(23,516)	$(491,103)

Net Loss per share

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute
loss per share

Basic and Diluted	97,000,000	96,000,000	97,000,000	96,000,000

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the period July 3, 2008 (inception) to September 30, 2011
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	$0.0001 Par Value		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-

Shares sold at $0.000125 per share on March 1, 2009	80,000,000	8,000	2,000	-	10,000

Net loss for the period July 3, 2008 (Inception) to March 31, 2009	-	-	-	(8,538)	(8,538)

Balance, March 31, 2009	80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January 2010 and February 2010 at $0.00625 per share	16,000,000	1,600	98,400	-	100,000

Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	1,000,000	100	499,900	-	500,000

Net loss for year ended March 31, 2010	-	-	-	(389,742)	(389,742)

Balance, March 31, 2011	97,000,000	9,700	600,300	(457,319)	152,681

Unaudited:

Net loss for the six months ended September 30, 2011	-	-	-	(33,784)	(33,784)

Balance, September 30, 2011	97,000,000	$9,700	$600,300	$(491,103)	$118,897

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended September 30,	Six months ended September 30,	Period from July 3, 2008 (Inception) to September 30,
	2011	2010	2011

Cash Flows from Operating Activities

Net loss	$(33,784)	$(23,516)	$(491,103)
Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(5,120)	(25,800)	3,000

Net cash provided by (used for) operating activities	(38,904)	(49,316)	(488,103)

Cash Flows from Financing Activities

Loans from related party	-	3,400	30,826
Proceeds from sales of common stock	-	-	610,000

Net cash provided by (used for) financing activities	-	3,400	640,826

Increase (decrease) in cash	(38,904)	(45,916)	152,723

Cash, beginning of period	191,627	97,449	-

Cash, end of period	$152,723	$51,533	$152,723

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Financing Activity:

Payment of retainer to law firm by administrative services company	$-	$-	$15,000

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Expressed in US Dollars)

1.     OPERATIONS

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $491,103 for the period from July 3, 2008 (inception) to September 30, 2011. While the Company had working capital of $103,897 at September 30, 2011, as discussed in Note 3, the Company is committed to incurring substantive Research and Development expenses in a software development joint venture. Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (see Note 5), will be available in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.     INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2011 and for the three and six months ended September 30, 2011 and 2010 and for the period from July 3, 2008 (inception) to September 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for periods ended September 30, 2011 and 2010 and for the period from July 3, 2008 (inception) to September 30, 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2012.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date.

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
September 30, 2011
(Expressed in US Dollars)

3.     JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an Agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s current (since December 21, 2010) Chief Executive Officer.

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through September 30, 2011) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity's actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company expensed the $328,997 as "Research and Development" in the Statement of Operations during the three months ended December 31, 2010.

4.     DUE TO ADMINISTRATIVE SERVICES COMPANY

On March 25, 2011, Magnus Management (2006) Ltd. (an administrative services company) advanced $15,000 on behalf of the Company to the Company’s law firm in connection with the Company’s planned public offering (see Note 8). The $15,000 advance due Magnus does not bear interest and is due on demand.

5.     DUE TO RELATED PARTY

At March 31, 2011 and September 30, 2011, the Company was indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Expressed in US Dollars)

6.     COMMON STOCK

Effective November 5, 2010, the Company effected an 8 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 12,000,000 shares to 96,000,000 shares. All shares and per share amounts have been revised to retroactively reflect this stock split.

On March 1, 2009, the Company sold 80,000,000 shares of common stock to its then president and director at a price of $0.000125 per share for cash proceeds of $10,000.

From December 2009 to February 2010, the Company sold a total of 16,000,000 shares of common stock in its public offering at a price of $0.00625 per share for total cash proceeds of $100,000.

On December 21, 2010 and December 22, 2010, the Company sold a total of 1,000,000 restricted shares of common stock (700,000 shares to the daughter of the Company’s former chairman and 300,000 shares to a foreign corporation affiliated with the Brenner Family Holding Corp.) at a price of $0.50 per share for cash proceeds of $500,000.

The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

7.     INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At September 30, 2011, the Company has a net operating loss carryforward of $491,103, which expires $8,538 in 2029, $59,039 in 2030, $389,742 in 2031 and $33,784 in 2032. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	September 30, 2011	March 31, 2010
Net operating loss carryforward	$171,886	$160,062
Valuation allowance	(171,886)	(160,062)
Net deferred tax assets	$-	$-

For the periods ended September 30, 2011 and 2010 and for the period July 3, 2008 (inception) to September 30, 2011, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Expressed in US Dollars)

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

Results of Operations

On March 1, 2009, we sold 80,000,000 post-split restricted shares of common stock to Yuan Kun Deng, our former president and a member of the board of directors and raised $10,000.

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

To meet our initial need for cash we sold 80,000,000 restricted shares of common stock to Yuan Kun Deng, our former president and a member of the board of directors, in consideration of $10,000.

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

As of September 30, 2011, our total assets were $152,723 comprised only of cash and our total liabilities were $48,826.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consulting Services	$1,176
Design and Engineering	$0
Market Feasibility	$0
Prototype development	$0
Foreign Legal	$15,464
Telephone	$0
Transfer agent	$14,276
Accounting	$6,260
Research and Development	$2,704
Office Equipment	$187
Other	$8

TOTAL	$41,151

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November, 2011.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	WALTER BRENNER
Walter Brenner
President, President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X