Form 10-Q
period 2011-12-31
MultiPlayer Online Dragon, Inc.
filed 2012-02-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,000,000 as of February 14, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	March 31,
	2011	2011
	(Unaudited)

ASSETS

Current Assets
Cash	$144,931	$191,627
Total Current Assets	144,931	191,627

Deferred offering costs	15,000	15,000

Total Assets	$159,931	$206,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,270	$8,120
Due to administrative services company	15,000	15,000
Due to related party	30,826	30,826

Total current liabilities	51,096	53,946

Stockholders’ Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
97,000,000 and 97,000,000 shares, respectively	9,700	9,700
Additional paid-in capital	600,300	600,300
Deficit accumulated during
the development stage	(501,165)	(457,319)

Total stockholders’ equity	108,835	152,681

Total Liabilities and Stockholders’ Equity	$159,931	$206,627

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

					Period from
	Three months	Three months	Nine months	Nine months	July 3, 2008
	ended	ended	ended	ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011

Revenue
Revenue	$-	$-	$-	$-	$-

Total Revenue	-	-	-	-	-

Expenses
Research and development costs of Webprizm.com
reimbursed or reimbursable by the Company
In connection with Joint Venture (Note 3)	-	328,997	2,704	328,997	331,701
General and administrative	10,062	8,774	41,142	32,290	169,464

Total Costs and Expenses	10,062	337,771	43,846	361,287	501,165

Net Loss	(10,062)	(337,771)	$(43,846)	$(361,287)	$(501,165)

Net Loss per share

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to
compute loss per share

Basic and Diluted	97,000,000	96,116,304	97,000,000	96,038,909

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			Period from
	Nine months	Nine months	July 3, 2008
	ended	ended	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(43,846)	$(361,287)	$(501,165)
Changes in operating assets and liabilities
Amount due Webprizm.com in connection
with Joint Venture (Note 3)	-	328,997	-
Accounts payable and accrued liabilities	(2,850)	(23,417)	5,270

Net cash provided by (used for) operating activities	(46,696)	(55,707)	(495,895)

Cash Flows from Financing Activities
Loans from related party	-	3,400	30,826
Proceeds from sales of common stock	-	500,000	610,000

Net cash provided by (used for) financing activities	-	503,400	640,826

Increase (decrease) in cash	(46,696)	447,693	144,931

Cash, beginning of period	191,627	97,449	-

Cash, end of period	$144,931	$545,142	$144,931

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Financing Activity:
Payment of retainer to law firm by
administrative services company	$-	$-	$15,000

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December, 2011
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $501,165 for the period from July 3, 2008 (inception) to December 31, 2011. While the Company had working capital of $93,835 at December 31, 2011, as discussed in Note 3, the Company is committed to incurring substantive Research and Development expenses in a software development joint venture. Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (see Note 5), will be available in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2011 and for the three and nine months ended December 31, 2011 and 2010 and for the period from July 3, 2008 (inception) to December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2011 and the results of operations and cash flows for periods ended December 31, 2011 and 2010 and for the period from July 3, 2008 (inception) to December 31, 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2012.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date.

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
December, 2011
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

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through December 31, 2011) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity’s actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company expensed the $328,997 as “Research and Development” in the Statement of Operations during the three months ended December 31, 2010.

4.     DUE TO ADMINISTRATIVE SERVICES COMPANY

On March 25, 2011, Magnus Management (2006) Ltd. (an administrative services company) advanced $15,000 on behalf of the Company to the Company’s law firm in connection with the Company’s planned public offering (see Note 8). The $15,000 advance due Magnus does not bear interest and is due on demand.

5.     DUE TO RELATED PARTY

At March 31, 2011 and December 31, 2011, the Company was indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December, 2011
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

7.     INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2011, the Company has a net operating loss carryforward of $501,165, which expires $8,538 in 2029, $59,039 in 2030, $389,742 in 2031 and $43,846 in 2032. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	December 31, 2011	March 31, 2010
Net operating loss carryforward	$175,408	$160,062
Valuation allowance	(175,408	(160,062)
Net deferred tax assets	$-	$-

For the periods ended December 31, 2011 and 2010 and for the period July 3, 2008 (inception) to December 31, 2011, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December, 2011
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the three months ended December 31, 2011 as compared to December 31, 2010

During the three months ended December 31, 2011, we had a loss of $10,062 versus a loss of $337,771 for the three months ended December 31, 2010.  The decrease was due to the decrease in research and development cost reimbursement in connection with the joint venture of Webprizm.com in the year 2011.

For the nine months ended December 31, 2011 as compared to December 31, 2010

During the nine months ended December 31, 2011, we had a loss of $43,846 versus a loss of $361,287 for the nine months ended December 31, 2010.  The decrease was due to the decrease in research and development cost reimbursement in connection with the joint venture of Webprizm.com in the year 2011.

Milestones

Our specific goal is to begin developmental components of our business plan including developing our website, developing software, designing and implementing and marketing the collaborative social search engine. We intend to accomplish the foregoing through the following milestones:

1.
Begin limited online “locked” beta testing. Completion date is estimated by October 2012. Finalize any changes in the design and public launch. Completion date is estimated by December 2012. This is complete. Second stage beta testing to Users and Advertisers is underway and is estimated to complete March 2013.

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

As of December 31, 2011, our total assets were $159,931 comprised of cash with deferred offering costs and our total liabilities were $51,096.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consulting Services	$4,016
Design and Engineering	$0
Market Feasibility	$0
Prototype development	$0
Legal	$17,399
Telephone	$0
Transfer agent	$15,733
Accounting	$8,896
Research and Development	$2,704
Office Equipment	$187
Other	$8

TOTAL	$48,943

ITEM 6.	EXHIBITS.

    The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of February, 2012.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X