Form 10-K
period 2012-03-31
MultiPlayer Online Dragon, Inc.
filed 2012-06-29
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2012

Commission File Number:   000-54030

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2012: $0.37.

As of June 27, 2012, 97,000,000 shares of the registrant’s common stock were outstanding.

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

The Agreement also granted the Company an Option to acquire all outstanding shares of Webprizm or its assets (exercisable only after the Expenditures have been incurred on or before December 21, 2015) in exchange for delivery of shares of Company capital stock representing 51% of all voting rights attached to all outstanding securities. The Company may decide not to exercise the Option by providing written notice to Brenner. In such event, the Joint Venture, the License, the Option, and the Agreement are to be terminated immediately.

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity’s actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company has expensed the $328,997 as “Research and Development” in the Statement of Operations during the three months ended December 31, 2010.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “MYDR.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 1/1/12 to 3/31/12	$0.25	$0.25
Third Quarter: 10/1/11 to 12/31/11	$0.37	$0.45
Second Quarter: 7/1/11 to 9/30/11	$0.25	$0.25
First Quarter: 4/1/11 to 6/30/11	$0.25	$0.25

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 1/1/11 to 3/31/11	$0.25	$0.25
Third Quarter: 10/1/10 to 12/31/10	$0.25	$0.25
Second Quarter: 7/1/10 to 9/30/10	$0.25	$0.25
First Quarter: 4/1/10 to 6/30/10	$0.25	$0.25

Holders

There are 45 holders of record for our common stock.  There are a total of 97,000,000 shares of common stock outstanding.

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

Consulting Services	$18,176
Design and Engineering	$0
Market Feasibility	$0
Prototype development	$0
Legal	$21,811
Telephone	$0
Transfer agent	$17,383
Accounting	$11,533
Research and Development	$2,704
Office Equipment	$187
Other	$8
TOTAL	$71,802

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

For the twelve months ended March 31, 2012 as compared to March 31, 2011

During the twelve months ended March 31, 2012, we had a loss of $74,121 versus a loss of $389,742 for the twelve months ended March 31, 2011.  The decrease was due to the decrease in research and development cost reimbursement in connection with the joint venture of Webprizm.com in the year 2011.

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

As of March 31, 2012, our total assets were $136,981 comprised only of cash and our total liabilities were $58,421.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MULTIPLAYER ONLINE DRAGON INC.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Multiplayer Online Dragon, Inc.

I have audited the accompanying balance sheets of Multiplayer Online Dragon, Inc. (the “Company”), a development stage company, as of March 31, 2012 and 2011, and  the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2012 and 2011, and for the period July 3, 2008 (inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multiplayer Online Dragon, Inc., a development stage company, as of March 31, 2012 and 2011, and the results of its operations and cash flows for the years ended March 31, 2012 and 2011, and for the period July 3, 2008 (inception) to March 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer, CPA, P.C.
Michael T. Studer, CPA, P.C.

Freeport, New York
June 29, 2012

F-1

Index to Financials

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	March 31,	March 31,
	2012	2011

ASSETS
Current Assets
Cash	$121,981	$191,627
Total Current Assets	121,981	191,627
Deferred offering costs	15,000	15,000
Total Assets	$136,981	$206,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$12,595	$8,120
Due to administrative services company	15,000	15,000
Due to related party	30,826	30,826
Total current liabilities	58,421	53,946
Stockholders’ Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
97,000,000 and 97,000,000 shares, respectively	9,700	9,700
Additional paid-in capital	600,300	600,300
Deficit accumulated during
the development stage	(531,440)	(457,319)
Total stockholders’ equity	78,560	152,681
Total Liabilities and Stockholders’ Equity	$136,981	$206,627

See notes to financial statements.

Index to Financials

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
			July 3, 2008
	Year ended	Year ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue
Revenue	$-	$-	$-
Total Revenue	-	-	-

Expenses
Research and development costs of Webprizm.com reimbursed or reimbursable by the Company In Connection with Joint Venture (Note 3)	-	328,997	328,997
General and administrative	74,121	60,745	202,443
Total Costs and Expenses	74,121	389,742	531,440
Net Loss	$(74,121)	$(389,742)	$(531,440)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to
compute net loss per share
Basic and Diluted	97,000,000	96,246,595

See notes to financial statements.

Index to Financials

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the period July 3, 2008 (inception) to March 31, 2012
(Expressed in US Dollars)

				Deficit
				Accumulated
	Common Stock, $0.0001		Additional	During the	Total
	Par Value		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.000125 per share
on March 1, 2009	80,000,000	8,000	2,000	-	10,000
Net loss for the period July 3, 2008 (Inception)
to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	80,000,000	8,000	2,000	(8,538)	1,462
Common stock sold in December 2009, January
2010 and February 2010 at $0.00625 per share	16,000,000	1,600	98,400	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	96,000,000	9,600	100,400	(67,577)	42,423
Common stock sold in December 2010
at $0.50 per share	1,000,000	100	499,900	-	500,000
Net loss for year ended March 31, 2011	-	-	-	(389,742)	(389,742)
Balance, March 31, 2011	97,000,000	9,700	600,300	(457,319)	152,681
Net loss for year ended March 31, 2012	-	-	-	(74,121)	(74,121)
Balance, March 31, 2012	97,000,000	$9,700	600,300	$(531,440)	$78,560

See notes to financial statements.

Index to Financials

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
			July 3, 2008
	Year ended	Year ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net income (loss)	$(74,121)	$(389,742)	$(531,440)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,475	(19,480)	12,595
Net cash provided by (used for) operating activities	(69,646)	(409,222)	(518,845)
Cash Flows from Financing Activities
Loans from related party	-	3,400	30,826
Proceeds from sales of common stock	-	500,000	610,000
Net cash provided by (used for) financing activities	-	503,400	640,826
Increase (decrease) in cash	(69,646)	94,178	121,981

Cash, beginning of period	191,627	97,449	-

Cash, end of period	$121,981	$191,627	$121,981

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Financing Activity:
Payment of retainer to law firm by
administrative services company	$-	$15,000	$15,000

See notes to financial statements.

Index to Financials

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $531,440 for the period from July 3, 2008 (inception) to March 31, 2012. While the Company had working capital of $63,560 at March 31, 2012, as discussed in Note 3, the Company is committed to incurring substantive Research and Development expenses in a software development joint venture. Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (see Note 5), will be available in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Index to Financials

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Expressed in US Dollars)

c)      Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are outside the United States and some of its assets and liabilities have exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Index to Financials

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

At March 31, 2012 and 2011, the Company was indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Index to Financials

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At March 31, 2012, the Company has a net operating loss carryforward of $531,440, which expires $8,538 in 2029, $59,039 in 2030, $389,742 in 2031 and $74,121 in 2032. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	March 31, 2012	March 31, 2011
Net operating loss carryforword	$186,004	$160,062
Valuation allowance	(186,004)	(160,062)
Net deferred tax assets	$-	$-

For the years ended March 31, 2012 and 2011 and for the period July 3, 2008 (inception) to March 31, 2012, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

Index to Financials

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2012, included in this report have been audited by Michael T. Studer CPA PC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2012, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)
Walter Brenner	45	President, Principal Executive Officer, Principal
125A – 1030 Denman Street		Accounting Officer, Principal Financial Officer
Vancouver, British Columbia V6G 2M6		Secretary, Treasurer and a member of the Board
of Directors

The person named above have is expected to hold his offices/positions until the next annual meeting of our stockholders.

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

Involvement in Certain Legal Proceedings

During the past ten years, Walter Brenner has not been the subject of the following events:

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

Conflicts of Interest

We believe Walter Brenner is not subject to conflicts of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed their Form 3s, 4s and 5s.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years through March 31, 2012, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Walter Brenner	2012	0	0	0	0	0	0	0	0
President, CEO & CFO	2011	0	0	0	0	0	0	0	0

Andrew Rybacha	2012	0	0	0	0	0	0	0	0
Chief Technology Officer	2011	0	0	0	0	0	0	0	0
(resigned 2/10/12)

Yuan Kun Deng	2012	0	0	0	0	0	0	0	0
CEO & CFO	2011	0	0	0	0	0	0	0	0
(resigned 8/08/11)

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2012 completed fiscal year. Our fiscal year end is March 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Walter Brenner	0	0	0	0	0	0	0

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership

Walter Brenner [1]	80,000,000	82.47%
125A – 1030 Denman Street
Vancouver, British Columbia V6G 2M6

All officers and directors as a group (1 person)	80,000,000	82.47%

[1]	80,000,000 shares are owned by the Brenner Family Trust. Walter Brenner exercises dispositive and voting control over the 80,000,000 shares of common stock.

Future sales by existing stockholders

80,000,000 shares of common stock were issued to Yuan Kun Deng, our former officer and director on March 1, 2009.  In addition, 300,000 restricted shares of common stock were issued to the Brenner Family Trust and 700,000 shares of common stock were issued to Hui Deng in December 2010.  The 81,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the restricted shares can be publicly sold commencing six months after their acquisition provided we are not a “shell company” as defined in Rule 405 of the Securities Act of 1933.  A shell company is defined as a company that has no or nominal operations and has no or nominal assets or its only asset is cash.  The SEC has determined in Release No. 33-8869 that it was never its intention to capture a “startup company” or in other words a company with a limited operation history in the definition of a shell company.  We believe we are not a shell company since we are in the startup phase of operations.  However, the Financial Industry Regulatory Authority (FINRA), which owns and operates the Bulletin Board, makes an independent examination and decision regarding shell company status.  FINRA has been notorious in determining that startup companies are shell companies and has refused to allow its member firms (SEC registered broker/dealers) to disseminate quotations for companies that do not acknowledge they are shell companies, even though as a matter of law, they may not in fact be shell companies.  If we want our shares to be traded on the Bulletin Board, we may have to represent to FINRA that we are a shell company in order to allow quotations to be disseminated by FINRA members.

The 16,000,000 shares purchased from our public offering are resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

A total of 80,000,000 shares of our stock are currently owned by Yuan Kun Deng, our former officer and director.  He will likely sell a portion of his stock if the market price goes above $0.05. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.  He will only be able to sell his shares into a market, should it develop, if we are not a shell company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 1, 2009, we issued 80,000,000 shares of restricted common stock to Yuan Kun Deng, our former officer and director in consideration of $10,000.

From inception to March 31, 2009 and to June 30, 2009, Yuan Kun Deng, our former officer and director, advanced $600 and $15,600 respectively for our operations.  The advances are not evidenced by any written documentation.  Mr. Deng has agreed to accept repayment when we have sufficient funds to do so.  The advances by Mr. Deng are interest free.

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

2012	$17,600	Michael T. Studer CPA PC
2011	$15,200	Michael T. Studer CPA PC

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	Michael T. Studer CPA PC
2011	$0	Michael T. Studer CPA PC

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	Michael T. Studer CPA PC
2011	$0	Michael T. Studer CPA PC

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Michael T. Studer CPA PC
2011	$0	Michael T. Studer CPA PC

(5)        Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)        The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 50%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of June, 2012.

MULTIPLAYER ONLINE DRAGON INC.

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

WALTER BRENNER	President, Principal Executive Officer, Principal	June 28, 2012
Walter Brenner	Financial Officer, Principal Accounting Officer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X