Form 10-Q
period 2012-12-31
MultiPlayer Online Dragon, Inc.
filed 2013-02-07
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,000,000 as of February 6, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$92,309	$121,981
Total Current Assets	92,309	121,981

Deferred offering costs	15,000	15,000
Total Assets	$107,309	$136,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,276	$12,595
Due to administrative services company	15,000	15,000
Due to related party	30,826	30,826
Total current liabilities	51,102	58,421

Stockholders’ Equity
Preferred stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued	-	-
Common stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and outstanding:
97,000,000 and 97,000,000 shares, respectively	9,700	9,700
Additional paid-in capital	600,300	600,300
Deficit accumulated during the development stage	(553,793)	(531,440)

Total stockholders’ equity	56,207	78,560
Total Liabilities and Stockholders’ Equity	$107,309	$136,981

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended December 31,	Three months ended December 31,	Nine months ended December 31,	Nine months ended December 31,	Period from July 3, 2008 (Inception) to December 31,
	2012	2011	2012	2011	2012

Revenue
Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Expenses
Research and development costs of Webprizm.com reimbursed or reimbursable by the Company in connection with Joint Venture (Note 3)	-	-	-	-	328,997
General and administrative	6,020	10,062	22,353	43,846	224,796
Total Costs and Expenses	6,020	10,062	22,353	43,846	553,793
Net Loss	$(6,020)	$(10,062)	$(22,353)	$(43,846)	$(553,793)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	97,000,000	97,000,000	97,000,000	97,000,000

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the period July 3, 2008 (inception) to December 31, 2012
(Expressed in US Dollars)

	Common Stock, $0.0001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, July 3, 2008 (Inception)	-	$-	$-	$-	$-
Shares sold at $0.000125 per share on March 1, 2009	80,000,000	8,000	2,000	-	10,000
Net loss for the period July 3, 2008 (Inception) to March 31, 2009	-	-	-	(8,538)	(8,538)
Balance, March 31, 2009	80,000,000	8,000	2,000	(8,538)	1,462
Common stock sold in December 2009, January 2010 and February 2010 at $0.00625 per share	16,000,000	1,600	98,400	-	100,000
Net loss for year ended March 31, 2010	-	-	-	(59,039)	(59,039)
Balance, March 31, 2010	96,000,000	9,600	100,400	(67,577)	42,423
Common stock sold in December 2010 at $0.50 per share	1,000,000	100	499,900	-	500,000
Net loss for year ended March 31, 2010	-	-	-	(389,742)	(389,742)
Balance, March 31, 2011	97,000,000	9,700	600,300	(457,319)	152,681
Net loss for year ended March 31, 2011	-	-	-	(74,121)	(74,121)
Balance, March 31, 2012	97,000,000	9,700	600,300	(531,440)	78,560
Unaudited:
Net loss for the nine months ended December 31, 2012	-	-	-	(22,353)	(22,353)

Balance, December 31, 2012	97,000,000	$9,700	$600,300	$(553,793)	$56,207

See notes to financial statements.

Multiplayer Online Dragon, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Nine months ended December 31,	Nine months ended December 31,	Period from July 3, 2008 (Inception) to December 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(22,353)	$(43,846)	$(553,793)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(7,319)	(2,850)	5,276
Net cash provided by (used for) operating activities	(29,672)	(46,696)	(548,517)
Cash Flows from Financing Activities
Loans from related party	-	-	30,826
Proceeds from sales of common stock	-	-	610,000
Net cash provided by (used for) financing activities	-	-	640,826
Increase (decrease) in cash	(29,672)	(46,696)	92,309

Cash, beginning of period	121,981	191,627	-

Cash, end of period	$92,309	$144,931	$92,309

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Financing Activity:
Payment of retainer to law firm by administrative services company	$-	$-	$15,000

See notes to financial statements.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $553,793 for the period from July 3, 2008 (inception) to December 31, 2012. While the Company had working capital of $41,207 at December 31, 2012, as discussed in Note 3, the Company is committed to incurring substantive Research and Development expenses in a software development joint venture. Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (see Note 5), will be available in the future. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2012 and for the three and nine months ended December 31, 2012 and 2011 and for the period from July 3, 2008 (inception) to December 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2012 and the results of operations and cash flows for periods ended December 31 and 2011 and for the period from July 3, 2008 (inception) to December 31, 2012.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2013.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date.

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
December 31, 2012
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

The Agreement provides for a Joint Venture between the Company and Webprizm for the purpose of developing the Project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements. Net revenue from the Project (none through December 31, 2012) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

5.     DUE TO RELATED PARTY

At March 31, 2012 and December 31, 2012, the Company was indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $30,826. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
(Expressed in US Dollars)

6.     COMMON STOCK

Effective November 5, 2010, the Company affected an 8 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 12,000,000 shares to 96,000,000 shares. All shares and per share amounts have been revised to retroactively reflect this stock split.

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

7.     INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. At December 31, 2012, the Company has a net operating loss carryforward of $553,793, which expires $8,538 in 2029, $59,039 in 2030, $389,742 in 2031, $74,121 in 2032, and $22,353 in 2033. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	September 30, 2012	March 31, 2011
Net operating loss carryforword	$193,828	$186,004
Valuation allowance	(193,828)	(186,004)
Net deferred tax assets	$-	$-

For the nine months ended December 31, 2012 and 2011 and for the period July 3, 2008 (inception) to December 31, 2012, a reconciliation of the statutory tax rate to the effective tax rate follows:

Statutory tax rate	35%
Increase in valuation allowance	(35%)
Effective tax rate	0%

MULTIPLAYER ONLINE DRAGON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012
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

For the three months ended December 31, 2012 as compared to December 31, 2011

During the three months ended December 31, 2012, we had a loss of $6,020 versus a loss of $10,062 for the three months ended December 31, 2011. The decrease was due to the decrease in professional fees.

For the nine months ended December 31, 2012 as compared to December 31, 2011

During the nine months ended December 31, 2012, we had a loss of $22,353 versus a loss of $43,846 for the nine months ended December 31, 2011. The decrease was majorly attributed to the decrease of general and administrative expenses in 2012.

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

As of December 31, 2012, our total assets were $107,309 comprised of $92,309 in cash and $15,000 in deferred offering costs, our total liabilities were $51,102.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consulting Services	$18,176
Design and Engineering	$0
Market Feasibility	$0
Prototype development	$0
Legal	$28,497
Telephone	$0
Transfer agent	$22,933
Accounting	$27,495
Research and Development	$2,704
Office Equipment	$187
Other	$8
TOTAL	$100,000

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of February, 2013.

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