Form 10-K
period 2013-03-31
MultiPlayer Online Dragon, Inc.
filed 2013-07-10
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Commission File Number:   000-54030

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 21, 2013: $0.37.

As of June 21, 2013, 97,000,000 shares of the registrant’s common stock were outstanding.

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

The precise timing of when the $10,000,000 Expenditures will occur is not specified in the Agreement. However, the Company has informally agreed to periodically reimburse Webprizm for that entity’s actual research and development costs incurred by it. The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997 (representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010). The Company has expensed the $328,997 as “Research and Development” in the Statement of Operations in the fiscal year March 31, 2011.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.           MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on OTCBB under the symbol “MYDR.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year - 2013	High Bid	Low Bid
Fourth Quarter: 1/1/13 to 3/31/13	$0.37	$0.37
Third Quarter: 10/1/12 to 12/31/12	$0.37	$0.37
Second Quarter: 7/1/12 to 9/30/12	$0.37	$0.37
First Quarter: 4/1/12 to 6/30/12	$0.37	$0.37

Fiscal Year - 2012	High Bid	Low Bid
Fourth Quarter: 1/1/12 to 3/31/12	$0.25	$0.25
Third Quarter: 10/1/11 to 12/31/11	$0.45	$0.37
Second Quarter: 7/1/11 to 9/30/11	$0.25	$0.25
First Quarter: 4/1/11 to 6/30/11	$0.25	$0.25

Holders

There are 44 holders of record for our common stock.  There are a total of 97,000,000 shares of common stock outstanding.

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

For the twelve months ended March 31, 2013 as compared to March 31, 2012

During the twelve months ended March 31, 2013, we had a loss of $54,728 versus a loss of $74,121 for the twelve months ended March 31, 2012.  The decrease was due to the decrease in business activities compared to 2012.

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

As of March 31, 2013, our total assets were $85,434 comprised only of cash and our total liabilities were $61,602.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MULTIPLAYER ONLINE DRAGON INC.

Index to Financials

Report of Independent Registered Public Accounting Firm

To the Stockholders of
MULTIPLAYER ONLINE DRAGON INC.

We have audited the accompanying statement of financial position of Multiplayer Online Dragon Inc. as of March 31, 2013, and the related statements of changes in stockholders’ equity, comprehensive loss, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multiplayer Online Dragon Inc. as of March 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in in the research and development stage and has suffered recurring losses from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The financial statements of Multiplayer Online Dragon Inc. as of March 31, 2012 and 2011 were audited by other auditors whose report dated June 29, 2012, expressed an unqualified opinion on those statements.

“WDM Chartered Accountants”
Vancouver, B.C., Canada
June 27, 2013

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Financial Position
As at March 31, 2013 and 2012
(Expressed in United States Dollars)

	Note	2013	2012
		$	$

ASSETS

CURRENT
Cash		85,434	121,981
Deferred Offering Costs	2(h)	-	15,000

		85,434	136,981

LIABILITIES

CURRENT
Accounts Payable and Accrued Liabilities		13,970	12,595
Due to Administrative Services Company	4	15,000	15,000

		28,970	27,595

Due to Related Party	5	32,632	30,826

		61,602	58,421

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.0001 par value

Authorized: 200,000,000 shares, none issued		-	-

Common Stock, $0.0001 par value	6

Authorized: 300,000,000 shares Issued and Outstanding: 2013 – 97,000,000 shares; 2012 – 97,000,000 shares		9,700	9,700
Additional Paid In Capital		600,300	600,300
Deficit		(586,168)	(531,440)

		23,832	78,560

		85,434	136,981

Commitment (Note 8)

The accompanying notes are an integral part of these financial statements.

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Years Ended March 31, 2013, 2012 and 2011
(Expressed in United States Dollars)

	Note	Number of Common Shares	Share Capital	Additional Paid-In Capital	Deficit	Total
			$	$	$	$

Balance, July 3, 2008 (Inception)		-	-	-	-	-

Common stock sold at $0.000125 per share on March 1, 2009	6(a)	80,000,000	8,000	2,000	-	10,000

Net loss for the period		-	-	-	(8,538)	(8,538)

Balance, March 31, 2009		80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January 2010, and February 2010 at $0.00625 per share	6(b)	16,000,000	1,600	98,400	-	100,000

Net loss for the year		-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	6(c)	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	6(d)	1,000,000	100	499,900	-	500,000

Net loss for the year		-	-	-	(389,742)	(389,742)

Balance, March 31, 2011		97,000,000	9,700	600,300	(457,319)	152,681

Net loss for the year		-	-	-	(74,121)	(74,121)

Balance, March 31, 2012		97,000,000	9,700	600,300	(531,440)	78,560

Net loss for the year		-	-	-	(54,728)	(54,728)

Balance, March 31, 2013	6(e)	97,000,000	9,700	600,300	(586,168)	23,832

The accompanying notes are an integral part of these financial statements.

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Comprehensive Loss
For the Years Ended March 31, 2013, 2012 and 2011
(Expressed in United States Dollars)

	Note	2013	2012	2011
		$	$	$

EXPENSES

Accounting and Audit		17,408	25,158	-
Consulting		-	21,144	-
Due Diligence	2(h)	15,000	-	-
General and Administrative		8,561	17,286	60,745
Legal		13,759	10,533	-
Research and Development Costs	3	-	-	328,997

NET LOSS FOR THE YEAR		(54,728)	(74,121)	(389,742)

NET LOSS PER SHARE – BASIC AND DILUTED		(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED		97,000,000	97,000,000	96,246,595

The accompanying notes are an integral part of these financial statements.

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended March 31, 2013, 2012 and 2011
(Expressed in United States Dollars)

	Note	2013	2012	2011
		$	$	$

CASH WAS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net Loss for the Year		(54,728)	(74,121)	(389,742)

Non-Cash Item
Due Diligence	2(h)	15,000	-	-

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities		1,375	4,475	(19,480)

		(38,353)	(69,646)	(409,222)

FINANCING ACTIVITIES

Loan from Related Party		1,806	-	3,400
Proceeds from Sales of Common Stock	6(d)	-	-	500,000

		1,806	-	503,400

(DECREASE) INCREASE IN CASH		(36,547)	(69,646)	94,178

Cash, Beginning of the Year		121,981	191,627	97,449

CASH, END OF THE YEAR		85,434	121,981	191,627

NON-CASH FINANCIAL ACTIVITY:

Payment of Retainer to Law Firm		-	-	15,000

The accompanying notes are an integral part of these financial statements.

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013 and 2012
(Expressed in United States Dollars)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Multiplayer Online Dragon, Inc. (the “Company”) was incorporated in the State of Nevada in the United States on July 3, 2008. The principal activity of the Company is planned to be designing, hosting, and marketing collaborative internet search communications systems.  On December 21, 2010, as more fully discussed in Note 3, the Company entered into an agreement to participate in a joint venture for the purpose of developing certain computer software programs for commercialization.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $586,168 for the period from July 3, 2008 (inception) to March 31, 2013.  While the Company had working capital of $56,464 as at March 31, 2013, the Company is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements.  There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)      Statement of Compliance

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

b)      Cash

Cash consists of cash on deposit with a high quality major financial institution.

c)      Use of Estimates and Assumptions

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

d)      Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and amounts due to administrative services company and related party, approximate their fair value. The Company’s operations are outside the United States and some of its assets and liabilities have exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013 and 2012
(Expressed in United States Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)      Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)      Foreign Currency Translation

The Company’s reporting and functional currency is the U.S. dollar.  Non-U.S. dollar transactions are translated at the exchange rate prevailing at the time of the transaction.  Non-U.S. dollar monetary assets and liabilities are translated at period-end exchange rates and exchange gains and losses are reflected in operations.

g)      Basic and Diluted Net Loss per Share

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

h)      Deferred Offering Costs

Deferred offering costs represent legal fees incurred in connection with the preparation of a Form S-1 registration statement relating to a planned public offering of shares of our common stock.  If the offering is successful, the costs will be charged to additional paid-in capital.  The offering was unsuccessful; therefore the amount was expensed in the year ended March 31, 2013.

i)      Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the Financial Accounting Standards Board (FASB) and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

j)      Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the year ended March 31, 2013.

NOTE 3 – JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”).  Webprizm is a wholly owned subsidiary of Brenner.  Brenner is owned by a trust which beneficiaries include family of the Company’s former (from December 21, 2010 to July 12, 2012) Chief Executive Officer.

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013 and 2012
(Expressed in United States Dollars)

NOTE 3 – JOINT VENTURE AGREEMENT (Continued)

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

The agreement also granted the Company an option to acquire all outstanding shares of Webprizm or its assets (exercisable only after the Expenditures have been incurred on or before December 21, 2015) in exchange for delivery of shares of the Company representing 51% of all voting rights attached to all outstanding securities. The Company may decide not to exercise the option by providing written notice to Brenner. In such event, the joint venture, the license, the option, and the agreement are to be terminated immediately.

The first payment to Webprizm was made on February 2, 2011 in the amount of $328,997, representing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010.  The Company expensed the $328,997 as research and development costs in the fiscal year March 31, 2011.

NOTE 4 – DUE TO ADMINISTRATIVE SERVICES COMPANY

On March 25, 2011, Magnus Management (2006) Ltd. (an administrative services company) advanced $15,000 on behalf of the Company to the Company’s law firm in connection with the Company’s planned public offering (Note 8).  The $15,000 advance due to Magnus is non-interest bearing, unsecured, and due on demand.

NOTE 5 – DUE TO RELATED PARTY

At March 31, 2013, the Company is indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $32,632 (2012 - $30,826).  The amount is unsecured, non-interest bearing, has no specific terms of repayment, and will not be demanded within the following fiscal year.

NOTE 6 – COMMON STOCK

a)	On March 1, 2009, the Company sold 80,000,000 shares of common stock to its then president and director at a price of $0.000125 per share for cash proceeds of $10,000.

b)	From December 2009 to February 2010, the Company sold a total of 16,000,000 shares of common stock in its public offering at a price of $0.00625 per share for total cash proceeds of $100,000.

c)
Effective November 5, 2010, the Company completed an 8 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 12,000,000 shares to 96,000,000 shares. All shares and per share amounts have been revised to retroactively reflect this stock split.

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013 and 2012
(Expressed in United States Dollars)

NOTE 6 – COMMON STOCK (Continued)

d)
On December 21, 2010 and December 22, 2010, the Company sold a total of 1,000,000 restricted shares of common stock (700,000 shares to the daughter of the Company’s former chairman and 300,000 shares to a foreign corporation affiliated with Brenner) at a price of $0.50 per share for cash proceeds of $500,000.

e)	The Company has no stock option plan and has not issued any warrants or other potentially dilutive securities.

NOTE 7 – INCOME TAXES

Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	March 31,	March 31,
	2013	2012
	$	$
Deferred Tax Assets
Non-Capital Losses Carry-Forward	205,159	186,004
Valuation Allowance	(205,159)	(186,004)

Net Deferred Tax Assets	-	-

For the years ended March 31, 2013 and 2012, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35%)

Effective Tax Rate	0%

Potential benefits of income tax losses are not recognized until realization is more likely than not.  As at March 31, 2013, the Company has a net operating loss carry-forward of $586,168 which may be applied to reduce future taxable income in the United States.  The net operating losses expire as follows:

$
2029	8,538
2030	59,039
2031	389,742
2032	74,121
2033	54,728

586,168

Index to Financials

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013 and 2012
(Expressed in United States Dollars)

NOTE 8 – COMMITMENT

Joint Venture Agreement

As discussed in Note 3, the Company executed an agreement on December 21, 2010 to provide $10,000,000 to a joint venture on or before December 21, 2015.  There is no assurance that the Company will have sufficient funds to meet this commitment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On April 11, 2013, we terminated Michael T. Studer CPA P.C., 18 East Sunrise Highway, Suite 311, Freeport, NY 11520, as our independent registered public accounting firm. The decision to dismiss Michael T. Studer CPA P.C. as our independent registered public accounting firm was recommended by our Audit Committee and approved by our Board of Directors on April 11, 2013. Except as noted in the paragraph immediately below, the reports of Michael T. Studer CPA P.C.’s financial statements for the years ended March 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Michael T. Studer CPA P.C. on our financial statements as of and for the years ended March 31, 2012 and 2011 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

During the years ended March 31, 2012 and 2011, and through April 11, 2013, we have not had any disagreements with Michael T. Studer CPA P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Michael T. Studer CPA P.C.’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended March 31, 2012 and 2011, and through April 11, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 23, 2013, we delivered a copy of this report to Michael T. Studer CPA P.C.  On April 26, 2013, Michael T. Studer CPA P.C. provided his response.  His response stated that he agreed with the statements concerning their firm contained within the Form 8-K and a copy of his letter is attached hereto as Exhibit 16.1.

New independent registered public accounting firm

On April 11, 2013, we engaged WDM Chartered Accountants, (WDM), 1501 West Broadway, Suite 420, Vancouver, BC, Canada, V6J 4Z6, an independent registered public accounting firm, as our principal independent accountant with the recommendation of our Audit Committee and approval of our Board of Directors. We have not consulted with WDM on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with WDM regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that WDM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2013, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)
Frank Underhill, Sr.	71	President, Principal Executive Officer, Principal
3414 Pino Circle		Accounting Officer, Principal Financial Officer
Las Vegas, NV 89121		Secretary, Treasurer and a member of the Board
of Directors

The person named above have is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our officers and directors

Frank Underhill, Sr. – President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of the Board of Directors

On July 12, 2012, Frank Underhill, Sr. was appointed president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and a director of the company.  Since 1993, Mr. Frank Underhill founded and has been the President, Chief Executive Officer, and a Director of Hellix Ventures Inc. Mr. Underhill served as Chief Executive Officer, President and a Director of Andover Ventures, Inc. until August 10, 2006. From September 2005 through December 2010, Mr. Underhill was a FINRA registered representative with Underhill Securities Corp. He has 30 years experience raising funds on the capital markets for resource and industrial companies.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Underhill, Sr. has not been the subject of the following events:

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

Conflicts of Interest

We believe Frank Underhill, Sr. is not subject to conflicts of interest.  No policy has been implemented or will be implemented to address conflicts of interest.

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

ITEM 11.         EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years through March 31, 2013, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
						Non-Equity	& Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Frank Underhill, Sr.	2013	0	0	0	0	0	0	0	0
President, CEO & CFO	2012	0	0	0	0	0	0	0	0

Walter Brenner	2013	0	0	0	0	0	0	0	0
President, CEO & CFO (resigned 7/12/12)	2012	0	0	0	0	0	0	0	0

Andrew Rybacha	2013	0	0	0	0	0	0	0	0
Chief Technology Officer	2012	0	0	0	0	0	0	0	0
(resigned 2/10/12)

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

The following table sets forth information with respect to compensation paid by us to our directors during the 2013 completed fiscal year. Our fiscal year end is March 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value &
Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Frank Underhill, Sr.	0	0	0	0	0	0	0

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned	Ownership

Frank Underhill, Sr.	0	0%
3414 Pino Circle
Las Vegas, NV 89121

All officers and directors as a group (1 person)	0	0%

Walter Brenner [1]	80,000,000	82.47%

[1]	80,000,000 shares are owned by the Brenner Family Trust. Walter Brenner exercises dispositive and voting control over the 80,000,000 shares of common stock.

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

2013	$9,500	WDM Chartered Accountants
2012	$9,800	Michael T. Studer CPA PC

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	WDM Chartered Accountants
2012	$5,500	Michael T. Studer CPA PC

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	WDM Chartered Accountants
2012	$0	Michael T. Studer CPA PC

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	WDM Chartered Accountants
2012	$0	Michael T. Studer CPA PC

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July, 2013.

MULTIPLAYER ONLINE DRAGON INC.

BY:	FRANK UNDERHILL, SR.
Frank Underhill, Sr.
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

FRANK UNDERHILL, SR.	President, Principal Executive Officer, Principal	July 9, 2013
Frank Underhill, Sr.	Financial Officer, Principal Accounting Officer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X