Form 10-Q
period 2013-06-30
MultiPlayer Online Dragon, Inc.
filed 2013-08-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54030

MULTIPLAYER ONLINE DRAGON INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3414 Pino Circle
Las Vegas, NV 89121
(Address of principal executive offices, including zip code.)

(702) 350-8132
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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 97,000,000 as of August 12, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Balance Sheets
(Expressed in United States Dollars)

	Note	June 30, 2013	March 31, 2013
		$	$
		(Unaudited)	(Audited)

ASSETS
CURRENT
Cash		83,784	85,434

TOTAL ASSETS		83,784	85,434

LIABILITIES
CURRENT
Accounts Payable and Accrued Liabilities		15,095	13,970
Due to Administrative Services Company	4	15,000	15,000

TOTAL CURRENT LIABILITIES		30,095	28,970

Due to Related Party	5	40,466	32,632

TOTAL LIABILITIES		70,561	61,602

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value Authorized: 200,000,000 shares, none issued		-	-
Common Stock, $0.0001 par value Authorized: 300,000,000 shares Issued and Outstanding: 2013 – 97,000,000 shares; 2012 – 97,000,000 shares		9,700	9,700
Additional Paid In Capital		600,300	600,300
Deficit		(596,777)	(586,168)

TOTAL STOCKHOLDERS' EQUITY		13,223	23,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		83,784	85,434

Commitment (Note 8)

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period July 3, 2008 (Inception) to June 30, 2013
(Expressed in United States Dollars)
(Unaudited)

	Note	Number of Common Shares	Share Capital	Additional Paid-In Capital	Deficit	Total
			$	$	$	$

Balance, July 3, 2008 (Inception)		-	-	-	-	-

Common stock sold in March 2009 at $0.000125 per share	6(a)	80,000,000	8,000	2,000	-	10,000

Net loss for the period		-	-	-	(8,538)	(8,538)

Balance, March 31, 2009		80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January and February 2010 at $0.00625 per share	6(b)	16,000,000	1,600	98,400	-	100,000

Net loss for the year		-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	6(c)	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	6(d)	1,000,000	100	499,900	-	500,000

Net loss for the year		-	-	-	(389,742)	(389,742)

Balance, March 31, 2011		97,000,000	9,700	600,300	(457,319)	152,681

Net loss for the year		-	-	-	(74,121)	(74,121)

Balance, March 31, 2012		97,000,000	9,700	600,300	(531,440)	78,560

Net loss for the year		-	-	-	(54,728)	(54,728)

Balance, March 31, 2013	6(e)	97,000,000	9,700	600,300	(586,168)	23,832

Net loss for the three months ended June 30, 2013		-	-	-	(10,609)	(10,609)

Balance, June 30, 2013		97,000,000	9,700	600,300	(596,777)	13,223

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Comprehensive Loss
(Expressed in United States Dollars)
(Unaudited)

		Three Months	Three Months
		Ended	Ended
		June 30,	June 30,
	Note	2013	2012
		$	$

EXPENSES

Accounting and Audit		1,600	-
General and Administrative		4,634	11,834
Legal		4,375	-

NET AND COMPREHENSIVE LOSS FOR THE PERIOD		(10,609)	(11,834)

NET LOSS PER SHARE – BASIC AND DILUTED		(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED		97,000,000	97,000,000

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

		Three Months	Three Months
		Ended	Ended
		June 30,	June 30,
	Note	2013	2012
		$	$
CASH WAS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net Loss for the Period		(10,609)	(11,834)

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities		1,125	(1,638)

NET CASH USED IN OPERATING ACTIVITIES		(9,484)	(13,472)

FINANCING ACTIVITIES

Loan from Related Party		7,834	-

(DECREASE) INCREASE IN CASH		(1,650)	(13,472)

Cash, Beginning of the Period		85,434	121,981

CASH, END OF THE PERIOD		83,784	108,509

NON-CASH FINANCIAL ACTIVITY:

Payment of Retainer to Law Firm		-	-

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in United States Dollars)
(Unaudited)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $596,777 for the period from July 3, 2008 (inception) to June 30, 2013.  While the Company had working capital of $53,689 as at June 30, 2013, the Company is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements.  There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements as of June 30, 2013 and for the three months ended Jun 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for periods ended  June 30, 2013 and 2012.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2014.  The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2013 as included in our report on Form 10-K filed on July 10, 2013.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in United States Dollars)
(Unaudited)

NOTE 3 – JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”).  Webprizm is a wholly owned subsidiary of Brenner.  Brenner is owned by a trust which beneficiaries include family of the Company’s former (from December 21, 2010 to July 12, 2012) Chief Executive Officer.

The agreement provides for a joint venture between the Company and Webprizm for the purpose of developing the project (computer software programs known as “the webprizm system”) for commercialization.  The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements.  Net revenue from the project (none through June 30, 2013) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

NOTE 4 – DUE TO ADMINISTRATIVE SERVICES COMPANY

On March 25, 2011, Magnus Management (2006) Ltd. (an administrative services company) advanced $15,000 on behalf of the Company to the Company’s law firm in connection with the Company’s planned public offering.  The $15,000 advance due to Magnus is non-interest bearing, unsecured, and due on demand.

NOTE 5 – DUE TO RELATED PARTY

At June 30, 2013, the Company is indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $40,466 (March 31, 2013 - $32,632).  The amount is unsecured, non-interest bearing, has no specific terms of repayment, and will not be demanded within the following fiscal year.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in United States Dollars)
(Unaudited)

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

The components of the net deferred tax asset are as follows:

	June 30,	March 31,
	2013	2013
	$	$
Deferred Tax Assets
Non-Capital Losses Carry-Forward	208,872	205,159
Valuation Allowance	(208,872)	(205,159)

Net Deferred Tax Assets	-	-

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2013
(Expressed in United States Dollars)
(Unaudited)

NOTE 7 – INCOME TAXES – continued

For the period ended June 30, 2013 and March 31, 2013, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35%)

Effective Tax Rate	0%

Potential benefits of income tax losses are not recognized until realization is more likely than not.  As at June 30, 2013, the Company has a net operating loss carry-forward of $596,777 which may be applied to reduce future taxable income in the United States.  The net operating losses expire as follows:

$
2029	8,538
2030	59,039
2031	389,742
2032	74,121
2033	54,728
2034	10,609

596,777

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

For the three months ended June 30, 2013 as compared to June 30, 2012

During the three months ended June 30, 2013, we had a loss of $10,609 versus a loss of $11,834 for the three months ended June 30, 2012.  The decrease was due to the decrease in general and administrative expenses.

Milestones

Our specific goal is to begin developmental components of our business plan including developing our website, developing software, designing and implementing and marketing the collaborative social search engine. We intend to accomplish the foregoing through the following milestones:

1.
Begin limited online “locked” beta testing. Completion date is estimated by October 2013. Finalize any changes in the design and public launch. Completion date is estimated by December 2013. This is complete. Second stage beta testing to Users and Advertisers is underway and is estimated to complete March 2014.

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

As of June 30, 2013, our total assets were $83,784 comprised only of cash and our total liabilities were $70,561.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2013.

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