Form 10-Q
period 2013-09-30
MultiPlayer Online Dragon, Inc.
filed 2013-11-08
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
97,000,000 as of November 5, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Financial Position
(Expressed in United States Dollars)
(Unaudited)

	Note	September 30, 2013	March 31, 2013
		$	$
		(Unaudited)	(Audited)
ASSETS

CURRENT
Cash		64,391	85,434

TOTAL ASSETS		64,391	85,434

LIABILITIES

CURRENT
Accounts Payable and Accrued Liabilities		2,150	13,970
Due to Administrative Services Company	4	15,000	15,000

TOTAL CURRENT LIABILITIES		17,150	28,970

Due to Related Party	5	39,866	32,632

TOTAL LIABILITIES		57,016	61,602

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value Authorized: 200,000,000 shares, none issued		-	-
Common Stock, $0.0001 par value; Authorized: 300,000,000 shares Issued and Outstanding: 2013 – 97,000,000 shares; 2012 – 97,000,000 shares	6	9,700	9,700
Additional Paid In Capital		600,300	600,300
Deficit		(602,625)	(586,168)

TOTAL STOCKHOLDERS’ EQUITY		7,375	23,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		64,391	85,434

Nature and Continuance of Operations (Note 1)
Commitment (Note 8)

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period July 3, 2008 (Inception) to September 30, 2013
(Expressed in United States Dollars)
(Unaudited)

	Note	Number of Common Shares	Share Capital	Additional Paid-In Capital	Deficit	Total
			$	$	$	$

Balance, July 3, 2008 (Inception)		-	-	-	-	-

Common stock sold in March 2009 at $0.000125 per share	6(a)	80,000,000	8,000	2,000	-	10,000

Net loss for the period		-	-	-	(8,538)	(8,538)

Balance, March 31, 2009		80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January and February 2010 at $0.00625 per share	6(b)	16,000,000	1,600	98,400	-	100,000

Net loss for the year		-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	6(c)	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	6(d)	1,000,000	100	499,900	-	500,000

Net loss for the year		-	-	-	(389,742)	(389,742)

Balance, March 31, 2011		97,000,000	9,700	600,300	(457,319)	152,681

Net loss for the year		-	-	-	(74,121)	(74,121)

Balance, March 31, 2012		97,000,000	9,700	600,300	(531,440)	78,560

Net loss for the year		-	-	-	(54,728)	(54,728)

Balance, March 31, 2013	6(e)	97,000,000	9,700	600,300	(586,168)	23,832

Net loss for the six months ended September 30, 2013		-	-	-	(16,457)	(16,457)

Balance, September 30, 2013		97,000,000	9,700	600,300	(602,625)	7,375

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Comprehensive Loss
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$	$	$	$

EXPENSES

Accounting and Audit (Recovery)	(70)	1,034	1,530	4,573
General and Administrative	1,650	1,705	6,284	6,247
Legal	4,268	1,760	8,643	5,513

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(5,848)	(4,499)	(16,457)	(16,333)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	97,000,000	97,000,000	97,000,000	97,000,000

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$	$	$	$
CASH WAS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net Loss for the Period	(5,848)	(4,499)	(16,457)	(16,333)

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	(12,945)	(7,462)	(11,820)	(9,100)

	(18,793)	(11,961)	(28,277)	(25,433)

FINANCING ACTIVITIES

Loan from Related Party	(600)	-	7,234	-

	(600)	-	7,234	-

(DECREASE) INCREASE IN CASH	(19,393)	(11,961)	(21,043)	(25,433)

Cash, Beginning of the Period	83,784	108,509	85,434	121,981

CASH, END OF THE PERIOD	64,391	96,548	64,391	96,548

NON-CASH FINANCIAL ACTIVITY:

Payment of Retainer to Law Firm	-	-	-	-

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $602,625 for the period from July 3, 2008 (inception) to September 30, 2013.  While the Company had working capital of $47,241 as at September 30, 2013, the Company is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements.  There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements as of September 30, 2013 and for the six months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for periods ended September 30, 2013 and 2012.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2014.  The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date.

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
September 30, 2013
(Expressed in United States Dollars)
(Unaudited)

NOTE 3 – JOINT VENTURE AGREEMENT (Continued)

The agreement provides for a joint venture between the Company and Webprizm for the purpose of developing the project (computer software programs known as “the webprizm system”) for commercialization.  The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements.  Net revenue from the project (none through September 30, 2013) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

NOTE 5 – DUE TO RELATED PARTY

At September 30, 2013, the Company is indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances and expenses paid of $39,866 (March 31, 2013 - $32,632).  The amount is unsecured, non-interest bearing, has no specific terms of repayment, and will not be demanded within the following fiscal year.

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
September 30, 2013
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

The components of the net deferred tax asset are as follows:

	September 30,	March 31,
	2013	2013
	$	$
Deferred Tax Assets
Non-Capital Losses Carry-Forward	210,919	205,159
Valuation Allowance	(210,919)	(205,159)

Net Deferred Tax Assets	-	-

For the period ended September 30, 2013 and March 31, 2013, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35%)

Effective Tax Rate	0%

Potential benefits of income tax losses are not recognized until realization is more likely than not.  As at September 30, 2013, the Company has a net operating loss carry-forward of $602,625 which may be applied to reduce future taxable income in the United States.  The net operating losses expire as follows:

$
2029	8,538
2030	59,039
2031	389,742
2032	74,121
2033	54,728
2034	16,457

602,625

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
(Expressed in United States Dollars)
(Unaudited)

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

For the six months ended September 30, 2013 as compared to September 30, 2012

During the six months ended September 30, 2013, we had a loss of $16,457 versus a loss of $16,333 for the six months ended September 30, 2012.  The loss for both periods relates mainly to general administrative and filing expenses.

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

At the present time, we have not made any arrangements to raise additional cash  and we have no other financing plans.

As of September 30, 2013, our total assets were $64,391 comprised only of cash and our total liabilities were $57,016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Agreement with WebPrizm.com.	8-K	12/23/10	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	7/12/10	99.2

99.2	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November, 2013.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	FRANK UNDERHILL, SR.
Frank Underhill, Sr.
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Agreement with WebPrizm.com.	8-K	12/23/10	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	7/12/10	99.2

99.2	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X