Form 10-Q
period 2013-12-31
MultiPlayer Online Dragon, Inc.
filed 2014-01-30
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
97,000,000 as of January 29, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Financial Position
(Expressed in United States Dollars)
(Unaudited)

	Note	December 31, 2013	March 31, 2013
		$ (Unaudited)	$ (Audited)

ASSETS

CURRENT
Cash		61,141	85,434

TOTAL ASSETS		61,141	85,434

LIABILITIES

CURRENT
Accounts Payable and Accrued Liabilities		2,150	13,970
Due to Administrative Services Company	4	15,000	15,000

TOTAL CURRENT LIABILITIES		17,150	28,970

Due to Related Party	5	41,541	32,632

TOTAL LIABILITIES		58,691	61,602

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.0001 par value Authorized: 200,000,000 shares, none issued		-	-
Common Stock, $0.0001 par value Authorized: 300,000,000 shares Issued and Outstanding: 2013 – 97,000,000 shares; 2012 – 97,000,000 shares	6	9,700	9,700
Additional Paid In Capital		600,300	600,300
Deficit		(607,550)	(586,168)

TOTAL STOCKHOLDERS’ EQUITY		2,450	23,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		61,141	85,434

Nature and Continuance of Operations (Note 1)
Commitment (Note 8)

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the Period July 3, 2008 (Inception) to December 31, 2013
(Expressed in United States Dollars)
(Unaudited)

	Note	Number of Common Shares	Share Capital		Additional Paid-In Capital		Deficit		Total
			$		$		$		$

Balance, July 3, 2008 (Inception)		-		-		-		-		-

Common stock sold in March 2009 at $0.000125 per share	6(a)	80,000,000		8,000		2,000		-		10,000

Net loss for the period		-		-		-		(8,538)		(8,538)

Balance, March 31, 2009		80,000,000		8,000		2,000		(8,538)		1,462

Common stock sold in December 2009, January and February 2010 at $0.00625 per share	6(b)	16,000,000		1,600		98,400		-		100,000

Net loss for the year		-		-		-		(59,039)		(59,039)

Balance, March 31, 2010	6(c)	96,000,000		9,600		100,400		(67,577)		42,423

Common stock sold in December 2010 at $0.50 per share	6(d)	1,000,000		100		499,900		-		500,000

Net loss for the year		-		-		-		(389,742)		(389,742)

Balance, March 31, 2011		97,000,000		9,700		600,300		(457,319)		152,681

Net loss for the year		-		-		-		(74,121)		(74,121)

Balance, March 31, 2012		97,000,000		9,700		600,300		(531,440)		78,560

Net loss for the year		-		-		-		(54,728)		(54,728)

Balance, March 31, 2013	6(e)	97,000,000		9,700		600,300		(586,168)		23,832

Net loss for the nine months ended December 31, 2013		-		-		-		(21,382)		(21,382)

Balance, December 31, 2013		97,000,000		9,700		600,300		(607,550)		2,450

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Comprehensive Loss
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	$	$	$	$

EXPENSES

Accounting and Audit	1,600	1,831	3,130	6,404
General and Administrative	1,650	1,783	7,934	8,030
Legal	1,675	2,406	10,318	7,919

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(4,925)	(6,020)	(21,382)	(22,353)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	97,000,000	97,000,000	97,000,000	97,000,000

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	$	$	$	$
CASH WAS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net Loss for the Period	(4,925)	(6,020)	(21,382)	(22,353)

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	-	1,781	(11,820)	(7,319)

	(4,925)	(4,239)	(33,202)	(29,672)

FINANCING ACTIVITIES

Loan from Related Party	1,675	-	8,909	-

	1,675	-	8,909	-

(DECREASE) INCREASE IN CASH	(3,250)	(4,239)	(24,293)	(29,672)

Cash, Beginning of the Period	64,391	96,548	85,434	121,981

CASH, END OF THE PERIOD	61,141	92,309	61,141	92,309

NON-CASH FINANCIAL ACTIVITY:

Payment of Retainer to Law Firm	-	-	-	-

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $607,550 for the period from July 3, 2008 (inception) to December 31, 2013.  While the Company had working capital of $43,991 as at December 31, 2013, the Company is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements.  There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements as of  December 31, 2013 and for the nine months ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2013 and the results of operations and cash flows for periods ended December 31, 2013 and 2012.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine ended December 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2014.  The balance sheet at March 31, 2013 has been derived from the audited financial statements at that date.

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
December 31, 2013
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

NOTE 5 – DUE TO RELATED PARTY

At December 31, 2013, the Company is indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances and expenses paid of $41,541 (March 31, 2013 - $32,632).  The amount is unsecured, non-interest bearing, has no specific terms of repayment, and will not be demanded within the following fiscal year.

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
December 31, 2013
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

The components of the net deferred tax asset are as follows:

	December 31,	March 31,
	2013	2013
	$	$
Deferred Tax Assets
Non-Capital Losses Carry-Forward	212,643	205,159
Valuation Allowance	(212,643)	(205,159)

Net Deferred Tax Assets	-	-

For the period ended December 31, 2013 and March 31, 2013, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35%)

Effective Tax Rate	0%

Potential benefits of income tax losses are not recognized until realization is more likely than not.  As at December 31, 2013, the Company has a net operating loss carry-forward of $602,625 which may be applied to reduce future taxable income in the United States.  The net operating losses expire as follows:

$
2029	8,538
2030	59,039
2031	389,742
2032	74,121
2033	54,728
2034	21,382

607,550

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013
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

For the nine months ended December 31, 2013 as compared to December 31, 2012

During the nine months ended December 31, 2013, we had a loss of $21,382 versus a loss of $22,353 for the nine months ended December 31, 2012.  The loss for both periods relates mainly to general administrative and filing expenses.

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

As of December 31, 2013, our total assets was $61,141 comprised only of cash and our total liabilities was $58,691.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of January, 2014.

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