Form 10-K/A
period 2013-03-31
MultiPlayer Online Dragon, Inc.
filed 2014-05-19
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Commission File Number:   000-54030

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES[X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES[   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

REASON FOR AMENDMENT

We are amending Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) of our Annual Report on Form 10-K for the fiscal year March 31, 2013 to clarify our business operations. No other changes have been made to our Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of our Form 10-K.

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

We have no revenues, have achieved losses since inception, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

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

Plan of Operations

We are a start-up corporation and have not yet generated or realized any revenues from our business operations. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues. There is no assurance we will ever reach this point.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.	10-K	7/10/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	7/10/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	7/10/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	7/10/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	7/10/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	7/10/13	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of May, 2014.

MULTIPLAYER ONLINE DRAGON INC.

BY:	FRANK UNDERHILL, SR.
Frank Underhill, Sr.
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

FRANK UNDERHILL, SR.	President, Principal Executive Officer, Principal	May 19, 2014
Frank Underhill, Sr.	Financial Officer, Principal Accounting Officer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Trust Agreement.	S-1	6/11/09	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	7/12/10	99.2

99.3	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.	10-K	7/10/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	7/10/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	7/10/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	7/10/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	7/10/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	7/10/13	101.PRE