Form 10-Q/A
period 2013-12-31
MultiPlayer Online Dragon, Inc.
filed 2014-05-19
CIK 1465470

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
97,000,000 as of January 29, 2014.

REASON FOR AMENDMENT

We are amending Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) of our Quarterly Report on Form 10-Q for the third quarter December 31, 2013 to clarify our business operations. We amended our Articles of Incorporation April 29, 2010 and have included it as Exhibit 3.3. No other changes have been made to our Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of our Form 10-Q.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

3.3	Amended Articles of Incorporation.				X

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Agreement with WebPrizm.com.	8-K	12/23/10	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	7/12/10	99.2

99.2	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.	10-Q	1/30/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	1/30/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	1/30/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	1/30/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	1/30/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	1/30/14	101.PRE

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of May, 2014.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

BY:	FRANK UNDERHILL, SR.
Frank Underhill, Sr.
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	6/11/09	3.1

3.2	Bylaws.	S-1	6/11/09	3.2

3.3	Amended Articles of Incorporation.				X

4.1	Specimen Stock Certificate.	S-1	6/11/09	4.1

10.1	Agreement with WebPrizm.com.	8-K	12/23/10	10.1

14.1	Code of Ethics.	10-K	7/12/10	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	7/12/10	99.2

99.2	Disclosure Committee Charter.	10-K	7/12/10	99.3

101.INS	XBRL Instance Document.	10-Q	1/30/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	1/30/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	1/30/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	1/30/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	1/30/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	1/30/14	101.PRE