Form 10-K
period 2014-03-31
MultiPlayer Online Dragon, Inc.
filed 2014-07-14
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2014

Commission File Number:   000-54030

MULTIPLAYER ONLINE DRAGON INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

9477 Greenback Lane, Suite 524A

Folsom, CA 95630

(Address of principal executive offices, including zip code.)

(702) 350-8132

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐   NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒   NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $20,000

As of July 11, 2014, 97,000,000 shares of the registrant’s common stock were outstanding.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “MYDR” or the “Registrant” refer to Multiplayer Online Dragon Inc., a Nevada corporation.

ITEM 1.	BUSINESS.

General

We were incorporated in the State of Nevada on July 3, 2008. We maintain our statutory registered agent’s office at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 9477 Greenback Lane, Suite 524A, Folsom, CA 95630. Our telephone number is (702) 350-8132.

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

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management may no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Annual Report on Form 10-K. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Collaborative Search Engine Description

A collaborative search engine uses inputs from other users to assist people to find resources on the Internet. Management believes our collaborative search engine will perform certain unique functions that are not currently available on other search engine. The proposed search engine will have software code contained within a host platform.  The code may be centralized or spread over a network, depending on the design ultimately chosen.  The search engine will be designed to include:

*	Advanced Search Functionality - enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

*	Spell Checker - suggests alternate search terms when a search appears to contain misspellings or typing errors.

*	Web Page Translation - automatically translates web pages published in French, German, Italian, Portuguese and Spanish into English, or vice versa.

*	Stock Quotes - provides links to stock and mutual fund information.

*	Street Maps - provides links to street maps and directions.

*	Calculator - solves math problems involving basic arithmetic, complicated math or physical constants and converts between units of measure.

*	Definitions - provides definitions for words or phrases based on content we have indexed.

*	Phone book - provides U.S. street addresses and phone numbers for U.S. businesses and residences.

*	Search by Number - enables people to conduct quick searches by entering FedEx, UPS and USPS package tracking numbers, vehicle ID numbers, product codes, telephone area codes, patent numbers, FAA airplane registration numbers and FCC equipment ID numbers.

*	Travel Information - enables people to check the status of U.S. airline flights and see delays and weather conditions at U.S. airports.

*	Cached Links - provides snapshots of web pages taken when the pages were indexed, enabling web users to view web pages that are no longer available.

We intend to sell space for advertising on the search engine website.  The fee for the space will be determined as soon as the search engine is activated.  Based upon demand, we will adjust our prices accordingly.

Development

The search engine and flowcharts for the software were initially designed in Dalian, China.  We intend to write code for the search engine in Asia where the cost is less than in the United States or China. We believe there are a number of software companies who are capable of producing the code for the search engine.

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

Website

We intend to hire a designer to develop our website. We believe the cost will be between $500 and $5,000 depending on the sophistication thereof.  We have not selected a designer as of the date hereof.

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

Convenient Search Experience

Current Internet search technology gives rise to many erroneous and irrelevant results and much resources and effort have been spent to try to refine the user experience.  It is our opinion that our system will utilize user inputs in real time to increase search power.  Additionally, the advertising sold on search sites have a very low click through rate and low conversion rate after the advertising link is clicked. Additional knowledge factors aimed at increasing relevance of search results will also increase value for advertisers.

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

We will compete to attract and retain relationships with users, advertisers and web sites. We will compete with other companies on the following categories:

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

We believe that we will be able to compete favorably on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive.

Marketing

We intend to market our search engine on our website, through advertising and other traditional sources such as magazines, newspapers and flyers/mailers in the United States, provided we have available advertising dollars.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from community and affinity sites.

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

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, and import and export matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada.

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

Offices

Our business office is located at 9477 Greenback Lane, Suite 524A, Folsom, CA 95630. Our telephone number is (702) 350-8132.

Joint Venture Agreement

On December 21, 2010, the Company executed an Agreement (the “Agreement”) with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner.

The Agreement provides for a joint venture between the Company and Webprizm for the purpose of developing a computer software programs known as “the webprizm system”) for commercialization (the “Project”). The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the Project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with the prior written consent of Webprizm) the Project and any improvements. Net revenue from the Project is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

You should carefully consider the risks described below together with all of the other information included in this on Form 8-K before making an investment decision with regard to our securities.  The statements contained in or incorporated into this Form 8-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven services.  We are a development stage company that has yet to generate any revenue. It is our business plan to design and develop a collaborative search engine.  Accordingly, there is no guarantee that we will be able to complete the development of our collaborative search engine or whether we will be able to generate any significant revenues.  As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can:

·	develop our offering of services in a manner that enables us to be profitable;

·	obtain a significant number of users for our collaborative search engine;
·	enter into agreements with advertisers and maintain such relationships;

·	raise sufficient capital in the public and/or private markets; or

·	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have no revenues and have incurred and expect to continue to incur substantial losses.

Since inception through March 31, 2014, we have not generated any revenues and we have generated significant operating losses since our formation. We expect to incur substantial losses and negative operating cash flows for the foreseeable future. During the fiscal year ended March 31, 2014, we had a net loss of $32,759 and a net loss of $54,728 for the fiscal year ended March 31, 2013.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs, and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.  We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities, and we will require significant additional capital in order to implement our business plan and continue our operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended March 31, 2014.

We are in the early stages of development of our business plan and if we are unable to successfully develop our collaborative search engine, we will not be able to implement our business strategy.

We are a development stage company and are in the early stages of developing our collaborative search engine. We may be unable to complete the development of our services or, if developed, update our services to address changing industry conditions and our competition.  Furthermore, no assurance can be given that our services, even if successfully developed, will generate sufficient revenues to enable us to be profitable.  If we do not successfully develop our services, our ability to implement our business strategy and our results of operations and financial condition will be materially adversely affected.

Our business model anticipates generating revenues from advertising. A reduction in online advertising, a loss of advertisers or lower advertising yields could seriously harm our business, financial condition and results of operations.

We will rely on advertisements to generate revenues. Advertisers will stop placing advertisements on our website if their investments do not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If advertisers decided not to advertise on our website or decide discontinue advertising on our website, we could experience a rapid decline in our revenue over a relatively short period of time.

We also believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include variations in expenditures by advertisers due to budgetary constraints; the cyclical and discretionary nature of advertising spending; general economic conditions, as well as economic conditions specific to the Internet and media industry; and the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict. An inability to maintain or increase our advertising revenue could have a material adverse effect on our business, financial condition and results of operations.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. We expect to require substantial additional capital in the near future to develop and market new services.  Even if we obtain financing for our near term operations and development, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, or on terms satisfactory to us, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition and expect competition to increase in the future, which could prohibit us from developing a user base and generating revenue.

There are many companies who will compete with our planned services, including other mainstream search engines such as Google, Baidu and Yahoo.  Most of these companies have significantly greater financial and other resources than us and have been developing their services longer than we have been developing ours.  Additionally, there are no significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies that do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

The market for our services is characterized by rapid change and technological change, frequent innovations, changes in user requirements, preferences and expectations, and evolving industry standards.  Emerging industry standards could make our services less attractive.  Furthermore, our competitors may have access to technology and strategic relationships not available to us, which may enable them to provide services of greater interest to users or at a more competitive cost.  In addition, our competitors may have greater financial resources, greater experience in critical areas such as development, marketing and sales.  Failure to respond in a timely and cost-effective way to technological developments in our markets may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances available to our users, evolving industry standards and changing preferences.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights.  The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights.  In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost effective in every country in which our services are made available.  There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage.  If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our services may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets with similar services.  In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources.  If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.  In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms.

Adverse changes in general economic or political conditions in any of the countries in which we do business could adversely affect our operating results.

If we grow our business to customers located in the United States as well as customers located outside of the United States, such as the People’s Republic of China, we expect to become subject to the risks arising from adverse changes in both domestic and global economic and political conditions.  For example, the direction and relative strength of the United States and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties.  This could then result in a decrease in demand for our services, a reduction in sales of our services or in a reduction in the growth of our service revenues.  Any of these events would likely harm investors’ view of our business, our results of operations and financial condition.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce.  Existing and future regulations and laws could impede the growth of the Internet or other online services.  These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services.  It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Adverse legal or regulatory developments could substantially harm our business, and we may not be able to maintain or grow our revenue as anticipated.

Risks Related to our Common Stock and our Status as a Public Company

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.  Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules.  Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)

Lack of Formal Policies and Procedures. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

(iii)

Insufficient Resources. The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)

Entity Level Risk Assessment. The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

(v)	Lack of Personnel with GAAP Experience. We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

 In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is not listed on any stock exchange and there is no established market for shares of our common stock.  Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange.  Although our common stock is quoted on the OTCQB marketplace, operated by OTC Market Group, Inc, there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCQB.  The liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange.  No assurances can be given that an active public trading market for our common stock will develop or be sustained.  The trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which shareholders may be able to sell our common stock.

The price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.  Such risks could have an adverse affect on the stock’s future liquidity.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

·	quality deficiencies in services;

·	international developments, such as technology mandates, political developments or changes in economic policies;

·	changes in recommendations of securities analysts;

·	government regulations, including stock option accounting and tax regulations;

·	energy blackouts;

·	acts of terrorism and war;

·	widespread illness;

·	proprietary rights or patent litigation;

·	strategic transactions, such as acquisitions and divestitures; or

·	rumors or allegations regarding our financial disclosures or practices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. If our stock price is volatile, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our business office is located at 9477 Greenback Lane, Suite 524A, Folsom, CA 95630, which is currently provided by our President on a rent free basis. The Company does not own or rent any properties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed for trading on the OTCQB marketplace operated by OTC Market Group, Inc. under the symbol “MYDR.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year - 2014	High Bid	Low Bid
Fourth Quarter: 1/1/14 to 3/31/14	$0.01	$0.01
Third Quarter: 10/1/13 to 12/31/13	$0.01	$0.01
Second Quarter: 7/1/13 to 9/30/13	$0.01	$0.01
First Quarter: 4/1/13 to 6/30/13	$0.01	$0.01

Fiscal Year - 2013	High Bid	Low Bid
Fourth Quarter: 1/1/13 to 3/31/13	$0.01	$0.01
Third Quarter: 10/1/12 to 12/31/12	$0.01	$0.01
Second Quarter: 7/1/12 to 9/30/12	$0.01	$0.01
First Quarter: 4/1/12 to 6/30/12	$0.01	$0.01

Holders

There is one holder of record for our common stock, excluding any shareholders holding shares in nominee or “street name.”  There are a total of 97,000,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

There were no issuance of our securities without registration under the Securities Act of 1933, as amended, during the year ended March 31, 2014, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

We were incorporated in the State of Nevada on July 3, 2008. Effective November 5, 2010, we effected an 8 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 12,000,000 shares to 96,000,000 shares. All shares and per share amounts have been revised to retroactively reflect this stock split.

Our goal is to create, host and launch a collaborative Internet search engine.  The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services. We have started to map architecture and review contracting and staffing needs. We have completed the software programming required to run the search engine and have designed a functional prototype. We plan to put this bid out to its subcontractor programmers in China and other countries and begin private online beta testing.

We are a start-up corporation and have not yet generated or realized any revenues from our business operations. As such our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management may no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Annual Report on Form 10-K. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Financial Condition

As of March 31, 2014, our total assets were $69,041 comprised only of cash and our total liabilities were $68,968, consisting of $8,000 in accounts payable and accrued liabilities, $15,000 due to an administrative services company and $45,968 due to a related party.

Results of Operations

For the fiscal year ended March 31, 2014 as compared to March 31, 2013

We have generated no revenues for the fiscal years ended March 31, 2014 and March 31, 2013.

During the fiscal year ended March 31, 2014, we had a net loss of $32,759 versus a net loss of $54,728 for the fiscal year ended March 31, 2013.  The decrease was due to the decrease in business activities.

Our operating expenses were $32,759 for the fiscal year ended March 31, 2014, compared to $54,728, for the fiscal year ended March 31, 2013. Our operating expenses for the fiscal year ended March 31, 2014 consisted of $11,130 for accounting and audit expenses, $9,584 for general and administrative expenses, and $12,045 for legal expenses.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2014, our total assets were $69,041 comprised only of cash and our total liabilities were $68,968.

Net cash used in operating activities for the fiscal year ended March 31, 2014 was $38,729 as compared to $38,353 for fiscal year ended March 31, 2013. Net cash provided by financing activities for the fiscal year ended March 31, 2014 was $13,336 as compared to $1,806 for the fiscal year ended March 31, 2013.

We have generated no revenue and therefore we may not be able to produce adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations in part by issuing additional common stock, warrants and through bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm our overall business prospects. In addition, we cannot be assured of profitability in the future.

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

MULTIPLAYER ONLINE DRAGON INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders of

MULTIPLAYER ONLINE DRAGON INC.

We have audited the accompanying statement of financial position of Multiplayer Online Dragon Inc. as of March 31, 2014 and 2013, and the related statements of changes in stockholders’ equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multiplayer Online Dragon Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the research and development stage and has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The financial statements of Multiplayer Online Dragon Inc. as of March 31, 2012 were audited by other auditors whose report dated June 29, 2012 expressed an unqualified opinion on those statements.

WDM

Chartered Accountants

Vancouver, B.C., Canada

June 30, 2014

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Balance Sheets

As at March 31, 2014 and 2013

(Expressed in United States Dollars)

	Note	2014	2013
		$	$

ASSETS

CURRENT
Cash		60,041	85,434

		60,041	85,434

LIABILITIES

CURRENT
Accounts Payable and Accrued Liabilities		8,000	13,970
Due to Administrative Services Company	4	15,000	15,000

		23,000	28,970

Due to Related Party	5	45,968	32,632

		68,968	61,602

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred Stock, $0.0001 par value

Authorized: 200,000,000 shares, none issued		-	-

Common Stock, $0.0001 par value	6

Authorized: 300,000,000 shares
Issued and Outstanding: 2014 – 97,000,000 shares; 2013 – 97,000,000 shares		9,700	9,700
Additional Paid In Capital		600,300	600,300
Deficit		(618,927)	(586,168)

		(8,927)	23,832

		60,041	85,434

Commitment (Note 8)

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

For the Years Ended March 31, 2014, 2013 and 2012

(Expressed in United States Dollars)

	Note	Number of Common Shares	Share Capital	Additional Paid-In Capital	Deficit	Total
			$	$	$	$

Balance, July 3, 2008 (Inception)		-	-	-	-	-

Common stock sold in March 2009 at $0.000125 per share	6(a)	80,000,000	8,000	2,000	-	10,000

Net loss for the period		-	-	-	(8,538)	(8,538)

Balance, March 31, 2009		80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January and February 2010 at $0.00625 per share	6(b)	16,000,000	1,600	98,400	-	100,000

Net loss for the year		-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	6(c)	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	6(d)	1,000,000	100	499,900	-	500,000

Net loss for the year		-	-	-	(389,742)	(389,742)

Balance, March 31, 2011		97,000,000	9,700	600,300	(457,319)	152,681

Net loss for the year		-	-	-	(74,121)	(74,121)

Balance, March 31, 2012		97,000,000	9,700	600,300	(531,440)	78,560

Net loss for the year		-	-	-	(54,728)	(54,728)

Balance, March 31, 2013		97,000,000	9,700	600,300	(586,168)	23,832

Net loss for the year		-	-	-	(32,759)	(32,759)

Balance, March 31, 2014	6(e)	97,000,000	9,700	600,300	(618,927)	(8,927)

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Statements of Operations

For the Years Ended March 31, 2014, 2013 and 2012

(Expressed in United States Dollars)

	Note	2014	2013	2012
		$	$	$

EXPENSES

Accounting and Audit		11,130	17,408	25,158
Consulting		-	-	21,144
Due Diligence	2(h)	-	15,000	-
General and Administrative		9,584	8,561	17,286
Legal		12,045	13,759	10,533

Total Expenses		32,759	54,728	74,121

NET LOSS FOR THE YEAR		(32,759)	(54,728)	(74,121)

NET LOSS PER SHARE – BASIC AND DILUTED		(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED		97,000,000	97,000,000	97,000,000

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended March 31, 2014, 2013 and 2012

(Expressed in United States Dollars)

	Note	2014	2013	2012
		$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss for the Year		(32,759)	(54,728)	(74,121)

Non-Cash Item
Due Diligence	2(h)	-	15,000	-

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities		(5,970)	1,375	4,475

Net Cash Provided By (Used In) Operating Activities		(38,729)	(38,353)	(69,646)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from Related Party		13,336	1,806	-

Net Cash Provided By Financing Activities		13,336	1,806	-

(DECREASE) IN CASH		(25,393)	(36,547)	(69,646)

Cash, Beginning of the Year		85,434	121,981	191,627

CASH, END OF THE YEAR		60,041	85,434	121,981

NON-CASH FINANCIAL ACTIVITY:

Interest Paid		-	-	-

The accompanying notes are an integral part of these financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2014 and 2013

(Expressed in United States Dollars)

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Multiplayer Online Dragon, Inc. (the “Company”) was incorporated in the State of Nevada in the United States on July 3, 2008. The principal activities of the Company are planned to be designing, hosting, and marketing collaborative internet search communications systems. On December 21, 2010, as more fully discussed in Note 3, the Company entered into an agreement to participate in a joint venture for the purpose of developing certain computer software programs for commercialization.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $618,927 for the period from July 3, 2008 (inception) to March 31, 2014. While the Company had working capital of $37,041 as at March 31, 2014, the Company is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely that the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

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

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the year ended March 31, 2014.

NOTE 3 – JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s former (from December 21, 2010 to July 12, 2012) Chief Executive Officer.

The agreement provides for a joint venture between the Company and Webprizm for the purpose of developing the project (computer software programs known as “the webprizm system”) for commercialization. The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the project (the “Expenditures”) on or before December 21, 2015, and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the project and any small improvements. Net revenue from the project (none through September 30, 2012) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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

A payment to Webprizm was made on February 2, 2011 in the amount of $328,997, reimbursing Webprizm’s actual research and development costs incurred from August 17, 2009 to December 31, 2010. The Company expensed the $328,997 as research and development costs in the fiscal year March 31, 2011.

NOTE 4 – DUE TO ADMINISTRATIVE SERVICES COMPANY

On March 25, 2011, Magnus Management N.A. Ltd. (Formerly Magnus Management (2006) Ltd.) (an administrative services company) advanced $15,000 on behalf of the Company to the Company’s law firm in connection with the Company’s planned public offering (Note 8). The $15,000 advance due to Magnus is non-interest bearing, unsecured, and due on demand.

NOTE 5 – DUE TO RELATED PARTY

At March 31, 2014, the Company is indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $45,968 (2013 - $32,632). The amount is unsecured, non-interest bearing, has no specific terms of repayment, and will not be demanded within the following fiscal year.

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

The components of the net deferred tax asset are as follows:

	March 31,	March 31,
	2014	2013
	$	$
Deferred Tax Assets
Non-Capital Losses Carry-Forward	216,624	205,159
Valuation Allowance	(216,624)	(205,159)

Net Deferred Tax Assets	-	-

For the years ended March 31, 2014 and 2013, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35%	)

Effective Tax Rate	0%

Potential benefits of income tax losses are not recognized until realization is more likely than not. As at March 31, 2014, the Company has a net operating loss carry-forward of $618,927 which may be applied to reduce future taxable income in the United States. The net operating losses expire as follows:

$
2029	8,538
2030	59,039
2031	389,742
2032	74,121
2033	54,728
2034	32,759

618,927

NOTE 8 – COMMITMENT

Joint Venture Agreement

As discussed in Note 3, the Company executed an agreement on December 21, 2010, to provide $10,000,000 to a joint venture on or before December 21, 2015. There is no assurance that the Company will have sufficient funds to meet this commitment.

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

On April 23, 2013, we delivered a copy of this report to Michael T. Studer CPA P.C.  On April 26, 2013, Michael T. Studer CPA P.C. provided his response.  His response stated that he agreed with the statements concerning their firm contained within the Current Report on Form 8-K filed on April 24, 2013 and a copy of his letter was attached thereto.

New independent registered public accounting firm

On April 11, 2013, we engaged WDM Chartered Accountants (“WDM”), 1501 West Broadway, Suite 420, Vancouver, BC, Canada, V6J 4Z6, an independent registered public accounting firm, as our principal independent accountant with the recommendation of our Audit Committee and approval of our Board of Directors. We have not consulted with WDM on any accounting issues prior to engaging them as our new auditors.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Our management concluded, as of March 31, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of March 31, 2014,, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)

Lack of Formal Policies and Procedures. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

(iii)

Insufficient Resources. The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)

Entity Level Risk Assessment. The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

(v)	Lack of Personnel with GAAP Experience. We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)
William Delgado 9477 Greenback Lane, Suite 524A Folsom CA, 95630	54	President, Secretary, Treasurer and a member of the Board of Directors

The person named above is expected to hold his offices/positions until the next annual meeting of our stockholders.

The Board of Directors is comprised of only one class. Directors serve for a term of one year and until their successors are elected at our Annual Shareholders’ Meeting and are qualified, subject to removal by our shareholders. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our current director and executive officer includes the experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he should serve as a director and/or executive officer.

William Delgado

William J. Delgado has, since August 2004, served as a director, and as President, Chief Executive Officer and Chief Financial Officer of Global Digital Solutions, Inc., a security and social consulting company. Effective August 12, 2013, Mr. Delgado assumed the position of Executive Vice President of Global Digital Solutions, Inc., and was responsible for business development. Mr. Delgado has over 33 years of management experience, including strategic planning, feasibility studies, economic analysis, design engineering, network planning, construction and maintenance. He began his career with Pacific Telephone in the Outside Plant Construction. He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International FiberCom in April of 1999. After leaving International FiberCom in 2002, Mr. Delgado became President/Chief Executive Officer of Pacific Comtel in San Diego, California. After Global Digital Solutions, Inc. acquired Pacific Comtel in 2004, Mr. Delgado became and a director, President, Chief Executive Officer and Chief Financial Officer of Global Digital Solutions, Inc. The board of directors believes that Mr. Delgado’s extensive managerial experience will be a valuable asset in attaining the Company’s goals.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed their Form 3s, 4s and 5s, except that Mr. Frank Underhill Sr. did not file a Form 3 upon his appointment as an executive officer and director of the Company.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Multiplayer Online Dragon, Inc. 9477 Greenback Lane, Suite 524A, Folsom, CA 95630

Director Nominations

As of March 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Mr. William Delgado currently serves as our principal executive officer and sole director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years through March 31, 2014, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
						Non-Equity	& Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Frank Underhill, Sr.	2014	0	0	0	0	0	0	0	0
President, CEO & CFO	2013	0	0	0	0	0	0	0	0

William Delgado	2014	0	0	0	0	0	0	0	0
President, Secretary, Treasurer

Employment Agreements

As of the date hereof, we have not entered into employment contracts with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

The following table sets forth information with respect to compensation paid by us to our directors during the 2014 completed fiscal year. Our fiscal year end is March 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value &
Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
William Delgado	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate Compensation Committee. Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares Owned(1)	Ownership

William Delgado(2) 9477 Greenback Lane, Suite 524A Folsom CA, 95630	96,996,000	99.99%

All officers and directors as a group	96,996,000	99.99%
5% Stockholders
Dragon Acquisitions LLC 9477 Greenback Lane, Suite 524A Folsom CA, 95630	96,996,000	99.99%

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	95,000,000 shares of common stock of the Company are directly owned by Dragon Acquisitions LLC, a Wyoming limited liability company with a business address of 9477 Greenback Lane, Suite 524A, Folsom CA, 95630. Dragon Acquisitions LLC also has an option to purchase 1,996,000 shares of common stock of the Company. Mr. Delgado is the sole member of Dragon Acquisitions LLC and has voting and investment authority over these shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Island Stock Transfer and is located at 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760

Their telephone number is (727) 289-0010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On May 19, 2014, Dragon Acquisitions LLC became the majority shareholder of the Company by acquiring 97.94% of the shares of common stock of the Company (the “Shares”) pursuant to certain stock purchase agreements with stockholders of the Company (the “Acquisition”). The Shares were acquired for an aggregate purchase price of $310,000. Dragon Acquisitions LLC was the source of the funds used to acquire the Shares.

As of March 31, 2014, we are indebted to the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $45,968 (2013 - $32,632). The amount is unsecured, non-interest bearing, has no specific terms of repayment, and will not be demanded within the following fiscal year.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended March 31, 2014, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit Fees

The following table shows the fees paid or accrued by us for the audit and other services provided by WDM Chartered Accountants for the fiscal periods shown.

	FY Ended March 31, 2014	FY Ended March 31, 2013
Audit Fees	$9,500	9,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,500	9,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended March 31, 2014. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1(a)	Articles of Incorporation	S-1	6/11/09	3.1
3.1(b)	Amendment to Articles of Incorporation	10-Q/A	5/19/2014	3.3

3.2	Bylaws	S-1	6/11/09	3.2

4	Specimen Stock Certificate	S-1	6/11/09	4.1
10	Agreement, dated December 21, 2010 with Webprizm.com	8-K	12/23/10	10.1

14	Code of Ethics	10-K	7/12/10	14.1
16	Letter from Michael T. Studer CPA P.C.	8-K	4/24/13	16.1
21	The Company has no subsidiaries
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	Interactive Data Files				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July, 2014.

MULTIPLAYER ONLINE DRAGON INC.

By:	/s/ William Delgado
William Delgado President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ William Delgado	President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	July 14, 2014
William Delgado

