Form 10-Q
period 2014-06-30
MultiPlayer Online Dragon, Inc.
filed 2014-08-20
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54030

MULTIPLAYER ONLINE DRAGON INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

9477 Greenback Lane, Suite 524A

Folsom, CA 95630

(Address of principal executive offices, including zip code.)

646-653-1910

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

97,000,000 as of August 14, 2014.

Multiplayer Oline Dragon Inc.

Form 10-Q

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on July 14, 2014.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Multiplayer Online Dragon Inc., which is also sometimes referred to as the “Company” or “MYDR.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING

STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Financial Position

(Expressed in United States Dollars)

	Note	June 30, 2014	March 31, 2014
		$	$

ASSET

CURRENT
Cash		20,327	60,041

TOTAL ASSET		20,327	60,041

LIABILITIES

CURRENT
Accounts Payable and Accrued Liabilities		56,381	8,000
Due to Administrative Services Company	4	-	15,000

TOTAL CURRENT LIABILITIES		56,381	23,000

Due to Related Party	5	-	45,968

TOTAL LIABILITIES		56,381	68,968

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued		-	-
Common Stock, $0.0001 par value	6
Authorized: 300,000,000 shares
Issued and Outstanding: 2013 – 97,000,000 shares; 2012 – 97,000,000 shares		9,700	9,700
Additional Paid In Capital		620,627	600,300
Deficit		(666,381)	(618,927)

TOTAL STOCKHOLDERS’ DEFICIENCY		(36,054)	(8,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		20,327	60,041

		(Unaudited)	(Audited)

Commitment (Note 8)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Changes in Stockholders’ Equity

For the Period July 3, 2008 (Inception) to June 30, 2014

(Expressed in United States Dollars)

(Unaudited)

	Note	Number of Common Shares	Share Capital	Additional Paid-In Capital	Deficit	Total
			$	$	$	$

Balance, July 3, 2008 (Inception)		-	-	-	-	-

Common stock sold in March 2009 at $0.000125 per share	6(a)	80,000,000	8,000	2,000	-	10,000

Net loss for the period		-	-	-	(8,538)	(8,538)

Balance, March 31, 2009		80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January and February 2010 at $0.00625 per share	6(b)	16,000,000	1,600	98,400	-	100,000

Net loss for the year		-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	6(c)	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	6(d)	1,000,000	100	499,900	-	500,000

Net loss for the year		-	-	-	(389,742)	(389,742)

Balance, March 31, 2011		97,000,000	9,700	600,300	(457,319)	152,681

Net loss for the year		-	-	-	(74,121)	(74,121)

Balance, March 31, 2012		97,000,000	9,700	600,300	(531,440)	78,560

Net loss for the year		-	-	-	(54,728)	(54,728)

Balance, March 31, 2013		97,000,000	9,700	600,300	(586,168)	23,832

Net loss for the year		-	-	-	(32,759)	(32,759)

Balance, March 31, 2014		97,000,000	9,700	600,300	(618,927)	(8,927)

Additional Paid-In Capital contribution		-	-	20,327	-	20,327

Net loss for the three months ended June 30, 2014		-	-	-	(47,454)	(47,454)

Balance, June 30, 2014 (Unaudited)		97,000,000	9,700	620,627	(666,381)	(36,054)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Comprehensive Loss

(Expressed in United States Dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
	$	$

EXPENSES

Accounting and Audit	3,500	1,600
General and Administrative	1,653	4,634
Legal	42,301	4,375

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(47,454)	(10,609)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	97,000,000	97,000,000

	(Unaudited)	(Unaudited)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Cash Flows

(Expressed in United States Dollars)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
	$	$
CASH WAS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net Loss for the Period	(47,454)	(10,609)

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	48,381	1,125
Due to Administrative Services Company	(15,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(14,073)	(9,484)

FINANCING ACTIVITIES

Additional Paid-In Capital proceeds	20,327	-
Related Party loan (repayments) proceeds	(45,968)	7,834

NET CASH USED IN FINANCING ACTIVITIES	(25,641)	7,834

DECREASE IN CASH	(39,714)	(1,650)

Cash, Beginning of the Period	60,041	85,434

CASH, END OF THE PERIOD	20,327	83,784

	(Unaudited)	(Unaudited)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2014

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $666,381 for the period from July 3, 2008 (inception) to June 30, 2014. In addition, the Company had negative working capital of $36,054 as at June 30, 2014, and is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements as of June 30, 2014 and for the three months ended June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for period ended June 30, 2013.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2015.  The balance sheet as of March 31, 2014 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2014 as included in our report on Form 10-K filed on July 14, 2014.

NOTE 3 – JOINT VENTURE AGREEMENT

On December 21, 2010, the Company executed an agreement with Webprizm.com, a Nevada corporation (“Webprizm”), and Brenner Family Holding Corp. (“Brenner”). Webprizm is a wholly owned subsidiary of Brenner. Brenner is owned by a trust which beneficiaries include family of the Company’s former (from December 21, 2010 to July 12, 2012) Chief Executive Officer.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2014

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

NOTE 4 – DUE TO ADMINISTRATIVE SERVICES COMPANY

On March 25, 2011, Magnus Management (2006) Ltd. (an administrative services company) advanced $15,000 on behalf of the Company to the Company’s law firm in connection with the Company’s planned public offering. The $15,000 advance due to Magnus was non-interest bearing, unsecured, and due on demand. This advance was repaid in May 2014.

NOTE 5 – DUE TO RELATED PARTY

In May 2014, the Company repaid the former Chairman of the Company (resigned effective August 5, 2011) for cash advances of $45,968. The amount was unsecured, non-interest bearing, and had no specific terms of repayment.

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
9

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2014

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

NOTE 7 – INCOME TAXES

Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured if it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset are as follows:

	June 30,	March 31,
	2014	2013
	$	$
Deferred Tax Assets
Non-Capital Losses Carry-Forward	216,624	205,159
Valuation Allowance	(216,624)	(205,159)

Net Deferred Tax Assets	-	-

For the period ended June 30, 2014 and March 31, 2013, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35%	)

Effective Tax Rate	0%

Potential benefits of income tax losses are not recognized until realization is more likely than not. As at June 30, 2014, the Company has a net operating loss carry-forward of $618,927 which may be applied to reduce future taxable income in the United States. The net operating losses expire as follows:

2029	8,538
2030	59,039
2031	389,742
2032	74,121
2033	54,728
2034	32,759

TOTAL	618,927

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

June 30, 2014

(Expressed in United States Dollars)

(Unaudited)

NOTE 8 – COMMITMENT

Joint Venture Agreement

As discussed in Note 3, the Company executed an agreement on December 21, 2010 to provide $10,000,000 to a joint venture on or before December 21, 2015. There is no assurance that the Company will have sufficient funds to meet this commitment.

11

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

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Quarterly Report on Form 10-Q. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Financial Condition

As of June 30, 2014, our total assets were $20,327 comprised only of cash and our total liabilities were $56,381, consisting of accounts payable and accrued liabilities.

Results of Operations

For the three months ended June 30, 2014 as compared to June 30, 2013

We have generated no revenues for the three month periods ended June 30, 2014 and June 30, 2013.

During the three months ended June 30, 2014, we had a net loss of $47,454 versus a net loss of $10,609 for the three months ended June 30, 2013.

Our operating expenses were $47,454 for the three months ended June 30, 2014, compared to $10,609, for the three months ended June 30, 2013. Our operating expenses for the three months ended June 30, 2014 consisted of accounting and audit expenses, general and administrative expenses, and legal expenses.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2014, our total assets were $20,327 comprised only of cash and our total liabilities were $56,381, consisting of accounts payable and accrued liabilities.

Net cash used in operating activities for the three months ended June 30, 2014 was $14,073 as compared to $9,484 for the three months ended June 30, 2013. Net cash provided by financing activities for the three months ended June 30, 2014 was $(25,641) as compared to $7,834 for the three months ended June 30, 2013

We have generated no revenue and therefore we may not be able to produce adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations in part by issuing additional common stock, warrants and through bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management had concluded that as of June 30, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION.

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6	Exhibits

Exhibit No.	Description

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).

3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 19, 2014).

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2014.

MULTIPLAYER ONLINE DRAGON INC.
(the “Registrant”)

Date: August 19, 2014	BY:	/s/ William Delgado
William Delgado
President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

