Form 10-Q
period 2014-09-30
MultiPlayer Online Dragon, Inc.
filed 2014-11-19
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54030

MULTIPLAYER ONLINE DRAGON, INC.

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

9,700,000 as of November 18, 2014.

Multiplayer Online Dragon, Inc.

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

As used in this Form 10-Q, “we,” “us,” and “our” refer to Multiplayer Online Dragon, Inc. which is also sometimes referred to as the “Company” or “MYDR.”

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

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Financial Position

(Expressed in United States Dollars)

	Note	September 30, 2014	March 31, 2014
		$	$

ASSET

CURRENT
Cash		17,910	60,041

TOTAL ASSET		17,910	60,041

LIABILITIES

CURRENT
Accounts Payable and Accrued Liabilities		69,785	8,000
Due to Administrative Services Company	4	-	15,000

TOTAL CURRENT LIABILITIES		69,785	23,000

Due to Related Party	5	-	45,968

TOTAL LIABILITIES		69,785	68,968

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued		-	-
Common Stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and Outstanding: 2014 – 97,000,000 shares; 2013 – 97,000,000 shares	6	9,700	9,700
Additional Paid In Capital		620,627	600,300
Deficit		(682,202)	(618,927)

TOTAL STOCKHOLDERS’ DEFICIENCY		(51,875)	(8,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		17,910	60,041

		(Unaudited)	(Audited)

Commitment (Note 8)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Changes in Stockholders’ Equity

For the Period July 3, 2008 (Inception) to September 30, 2014

(Expressed in United States Dollars)

(Unaudited)

	Note	Number of Common Shares	Share Capital	Additional Paid-In Capital	Deficit	Total
			$	$	$	$

Balance, July 3, 2008 (Inception)		-	-	-	-	-

Common stock sold in March 2009 at $0.000125 per share	6(a)	80,000,000	8,000	2,000	-	10,000

Net loss for the period		-	-	-	(8,538)	(8,538)

Balance, March 31, 2009		80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January and February 2010 at $0.00625 per share	6(b)	16,000,000	1,600	98,400	-	100,000

Net loss for the year		-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	6(c)	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	6(d)	1,000,000	100	499,900	-	500,000

Net loss for the year		-	-	-	(389,742)	(389,742)

Balance, March 31, 2011		97,000,000	9,700	600,300	(457,319)	152,681

Net loss for the year		-	-	-	(74,121)	(74,121)

Balance, March 31, 2012		97,000,000	9,700	600,300	(531,440)	78,560

Net loss for the year		-	-	-	(54,728)	(54,728)

Balance, March 31, 2013		97,000,000	9,700	600,300	(586,168)	23,832

Net loss for the year		-	-	-	(32,759)	(32,759)

Balance, March 31, 2014		97,000,000	9,700	600,300	(618,927)	(8,927)

Additional Paid-In Capital contribution		-	-	20,327	-	20,327

Net loss for the six months ended September 30, 2014		-	-	-	(63,275)	(63,275)

Balance, September 30, 2014		97,000,000	9,700	620,627	(682,202)	(51,875)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Comprehensive Loss

(Expressed in United States Dollars)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$	$	$	$

EXPENSES

Accounting and Audit (Recovery)	2,000	(70)	5,500	1,530
General and Administrative	6,950	1,650	8,603	6,284
Legal	6,871	4,268	49,172	8,643

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(15,821)	(5,848)	(63,275)	(16,457)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	97,000,000	97,000,000	97,000,000	97,000,000

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Interim Statements of Cash Flows

(Expressed in United States Dollars)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$	$	$	$
CASH WAS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net Loss for the Period	(15,821)	(5,848)	(63,275)	(16,457)

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	13,404	(12,945)	61,785	(11,820)
Due to Administrative Services Company	-	-	(15,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,417)	(18,793)	(16,490)	(28,277)

FINANCING ACTIVITIES

Additional Paid-In Capital proceeds	-	-	20,327	-
Related Party loan (repayments) proceeds	-	(600)	(45,968)	7,234

NET CASH USED IN FINANCING ACTIVITIES	-	(600)	(25,641)	7,234

DECREASE IN CASH	(2,417)	(19,393)	(42,131)	(21,043)

Cash, Beginning of the Period	20,327	83,784	60,041	85,434

CASH, END OF THE PERIOD	17,910	64,391	17,910	64,391

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

September 30, 2014

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $682,202 for the period from July 3, 2008 (inception) to September 30, 2014. In addition, the Company had negative working capital of $51,875 as at September 30, 2014, and is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements. There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements as of September 30, 2014 and for the three months ended September 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for period ended September 30, 2014.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2015.  The balance sheet as of March 31, 2014 has been derived from the audited financial statements at that date.

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

September 30, 2014

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

September 30, 2014

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

For the period ended September 30, 2014 and March 31, 2013, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35)%

Effective Tax Rate	0%

Potential benefits of income tax losses are not recognized until realization is more likely than not. As at September 30, 2014, the Company has a net operating loss carry-forward of $618,927 which may be applied to reduce future taxable income in the United States. The net operating losses expire as follows:

$
2029	8,538
2030	59,039
2031	389,742
2032	74,121
2033	54,728
2034	32,759

TOTAL	618,927

MULTIPLAYER ONLINE DRAGON INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

September 30, 2014

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

Overview

We were incorporated in the State of Nevada on July 3, 2008. Effective November 5, 2010, we effected an 8 for 1 forward stock split, increasing the issued and outstanding shares of our common stock from 12,000,000 shares to 96,000,000 shares. Effective October 29, 2014, we effected a 1 for 10 reverse stock split, decreasing the issued and outstanding shares of our common stock from 97,000,000 to 9,700,000.

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

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Quarterly Report on Form 10-Q. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Current Report on Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Financial Condition

As of September 30, 2014, our total assets were $17,910 comprised only of cash and our total liabilities were $67,785 consisting of accounts payable and accrued liabilities.

Results of Operations

For the three months ended September 30, 2014 as compared to September 30, 2013

We have generated no revenues for the three month periods ended September 30, 2014 and September 30, 2013.

During the three months ended September 30, 2014, we had a net loss of $15,821 versus a net loss of $5,848 for the three months ended September 30, 2013.

Our operating expenses were $15,821 for the three months ended September 30, 2014, compared to $5,848, for the three months ended September 30, 2013. Our operating expenses for the three months ended September 30, 2014 consisted of general and administrative expenses, and legal expenses.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

For the six months ended September 30, 2014 as compared to September 30, 2013

We have generated no revenues for the six month periods ended September 30, 2014 and September 30, 2013.

During the six months ended September 30, 2014, we had a net loss of $63,275 versus a net loss of $16,457 for the six months ended September 30, 2013.

Our operating expenses were $63,275 for the six months ended September 30, 2014, compared to $16,457, for the six months ended September 30, 2013. Our operating expenses for the six months ended September 30, 2014 consisted of accounting and audit expenses, general and administrative expenses, and legal expenses.

Liquidity and Capital Resources

As of September 30, 2014, our total assets were $17,910 comprised only of cash and our total liabilities were $67,785 consisting of accounts payable and accrued liabilities.

Net cash used in operating activities for the three months ended September 30, 2014 was $2,417 as compared to $18,793 for the three months ended September 30, 2013. Net cash provided by financing activities for the three months ended September 30, 2014 was $0 as compared to $(600) for the three months ended September 30, 2013

We have generated no revenue and therefore we may not be able to produce adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations in part by issuing additional common stock, warrants and through bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management had concluded that as of September 30, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

* Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2014.

MULTIPLAYER ONLINE DRAGON, INC.
(the “Registrant”)

BY:	/s/ William Delgado
William Delgado
President, Secretary, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

