Form 10-Q
period 2014-12-31
MultiPlayer Online Dragon, Inc.
filed 2015-02-23
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-54030

MULTIPLAYER ONLINE DRAGON, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2068 North Valley Mills Road
Waco, TX 76710
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
85,220,240 as of February 20, 2015

Multiplayer Online Dragon, Inc.

Form 10-Q

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Current Report on Form 8-K filed on February 11, 2015.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Multiplayer Online Dragon, Inc. and its subsidiaries, which are also sometimes referred to as the “Company” or “MYDR.”

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

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Interim Statements of Financial Position
(Expressed in United States Dollars)

	Note	December 31, 2014	March 31, 2014
		$	$

ASSET

CURRENT
Cash		380	60,041

TOTAL ASSET		380	60,041

LIABILITIES

CURRENT
Accounts Payable and Accrued Liabilities		124,993	8,000
Due to Administrative Services Company	4	-	15,000

TOTAL CURRENT LIABILITIES		124,993	23,000

Due to Related Party	5	-	45,968

TOTAL LIABILITIES		124,993	68,968

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
Authorized: 200,000,000 shares, none issued		-	-
Common Stock, $0.0001 par value
Authorized: 300,000,000 shares
Issued and Outstanding: 2014 – 97,000,000 shares; 2013 – 97,000,000 shares	6	9,700	9,700
Additional Paid In Capital		620,627	600,300
Deficit		(754,940)	(618,927)

TOTAL STOCKHOLDERS’ DEFICIENCY		(124,613)	(8,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY		380	60,041

		(Unaudited)	(Audited)

Nature and Continuance of Operations (Note 1)
Commitment (Note 8)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Equity
For the Period July 3, 2008 (Inception) to December 31, 2014
(Expressed in United States Dollars)
(Unaudited)

	Note		Number of Common Shares	Share Capital	Additional Paid-In Capital	Deficit	Total
				$	$	$	$

Balance, July 3, 2008 (Inception)			-	-	-	-	-

Common stock sold in March 2009 at $0.000125 per share	6	(a)	80,000,000	8,000	2,000	-	10,000

Net loss for the period			-	-	-	(8,538)	(8,538)

Balance, March 31, 2009			80,000,000	8,000	2,000	(8,538)	1,462

Common stock sold in December 2009, January and February 2010 at $0.00625 per share	6	(b)	16,000,000	1,600	98,400	-	100,000

Net loss for the year			-	-	-	(59,039)	(59,039)

Balance, March 31, 2010	6	(c)	96,000,000	9,600	100,400	(67,577)	42,423

Common stock sold in December 2010 at $0.50 per share	6	(d)	1,000,000	100	499,900	-	500,000

Net loss for the year			-	-	-	(389,742)	(389,742)

Balance, March 31, 2011			97,000,000	9,700	600,300	(457,319)	152,681

Net loss for the year			-	-	-	(74,121)	(74,121)

Balance, March 31, 2012			97,000,000	9,700	600,300	(531,440)	78,560

Net loss for the year			-	-	-	(54,728)	(54,728)

Balance, March 31, 2013			97,000,000	9,700	600,300	(586,168)	23,832

Net loss for the year			-	-	-	(32,759)	(32,759)

Balance, March 31, 2014			97,000,000	9,700	600,300	(618,927)	(8,927)

Additional Paid-In Capital contribution			-	-	20,327	-	20,327

Net loss for the nine months
ended December 31, 2014			-	-	-	(136,013)	(136,013)

Balance, December 31, 2014			97,000,000	9,700	620,627	(754,940)	(124,613)

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Interim Statements of Comprehensive Loss
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	$	$	$	$

EXPENSES

Accounting and Audit	2,000	1,600	7,500	3,130
Consulting	8,180	-	8,180	-
General and Administrative	2,168	1,650	10,771	7,934
Legal	60,390	1,675	109,562	10,318

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	(72,738)	(4,925)	(136,013)	(21,382)

NET LOSS PER SHARE – BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	97,000,000	97,000,000	97,000,000	97,000,000

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in United States Dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	$	$	$	$
CASH WAS PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Net Loss for the Period	(72,738)	(4,925)	(136,013)	(21,382)

Change in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	55,208	-	116,993	(11,820)
Due to Administrative Services Company	-	-	(15,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(17,530)	(4,925)	(34,020)	(33,202)

FINANCING ACTIVITIES

Additional Paid-In Capital proceeds	-	-	20,327	-
Related Party loan proceeds (repayments)	-	1,675	(45,968)	8,909

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	1,675	(25,641)	8,909

DECREASE IN CASH	(17,530)	(3,250)	(59,661)	(24,293)

Cash, Beginning of the Period	17,910	64,391	60,041	85,434

CASH, END OF THE PERIOD	380	61,141	380	61,141

The accompanying notes are an integral part of these interim financial statements.

MULTIPLAYER ONLINE DRAGON INC.
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2014
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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses totaling $754,940 for the period from July 3, 2008 (inception) to December 31, 2014.  In addition, the Company had a working capital deficiency of $124,613 as at December 31, 2014, and is committed to incurring substantive research and development expenses in a software development joint venture (Note 3). Accordingly, it is likely the Company will continue to experience significant losses in the foreseeable future, for which it will continue to be dependent upon additional funding through private placements.  There is no assurance that such funding, which may continue to include related party sources (Note 5), will be available in the future.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements as of December 31, 2014 and for the nine months ended December 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2014 and the results of operations and cash flows for period ended  December 31, 2014.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine-month period ended December 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2015.  The balance sheet as of March 31, 2014 has been derived from the audited financial statements at that date.

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
December 31, 2014
(Expressed in United States Dollars)
(Unaudited)

NOTE 3 – JOINT VENTURE AGREEMENT (Continued)

The agreement provides for a joint venture between the Company and Webprizm for the purpose of developing the project (computer software programs known as “the webprizm system”) for commercialization.  The Company agreed to incur a minimum of $10,000,000 in research and development expenses with respect to the commercialization of the project (the “Expenditures”) on or before December 21, 2015 and Webprizm granted the Company an exclusive license to use and sublicense (with prior written consent of Webprizm) the Project and any Improvements.  Net revenue from the project (none through December 31, 2013) is to be divided equally between Webprizm and the Company within 60 days of the end of calendar year end.

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
December 31, 2014
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

NOTE 7 – INCOME TAXES

Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these interim financial statements because the Company cannot be assured if it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax assets are as follows:

March 31,
2014
$
Deferred Tax Assets
Non-Capital Losses Carry-Forward	216,624
Valuation Allowance	(216,624)

Net Deferred Tax Assets	-

For the period ended March 31, 2014, a reconciliation of the statutory tax rate to the effective tax rate is as follows:

Statutory Tax Rate	35%
Increase in Valuation Allowance	(35%)

Effective Tax Rate	0%

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
December 31, 2014
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

On January 30, 2015, we consummated the acquisition of substantially all of the assets (the “Assets”) of NaturalShrimp Holdings, Inc., a Delaware corporation (“NSH”) pursuant to an Asset Purchase Agreement, dated November 26, 2014, by and between the Company and NSH (the “Agreement”).

In accordance with the terms of the Agreement, we issued 75,520,240 shares of our common stock (the “Shares”) to NSH as consideration for the Assets, which consist primarily of all of the issued and outstanding shares of capital stock of NSC and NS Global, and certain real property located in San Antonio, Texas (the “Transaction”). As a result of the Transaction, NSH acquired 88.62% of our issued and outstanding shares of common stock, NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming company.

We are now a biotechnology companies and have developed a proprietary technology that allows us to grow Pacific white shrimp in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals.  We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production.  Our initial production facility is located outside of San Antonio, Texas, and we hold a minority interest in a Norwegian company that owns and operates a production facility in Medina del Campo, Spain, using the NaturalShrimp system.

Financial Condition

As of December 31, 2014, our total assets were $380 comprised only of cash and our total liabilities were $124,993 consisting of accounts payable and accrued liabilities.

Results of Operations

For the three months ended December 31, 2014 as compared to December 31, 2013

We have generated no revenues for the three month periods ended December 31, 2014 and December 31, 2013.

During the three months ended December 31, 2014, we had a net loss of $72,738 versus a net loss of $4,925 for the three months ended December 31, 2013.

Our operating expenses were $72,738 for the three months ended December 31, 2014, compared to $4,925, for the three months ended December 31, 2013. Our operating expenses for the three months ended December 31, 2014 consisted of general, administrative and consulting expenses, and legal expenses.

For the nine months ended December 31, 2014 as compared to December 31, 2013

We have generated no revenues for the nine month periods ended December 31, 2014 and December 31, 2013.

During the nine months ended December 31, 2014, we had a net loss of $136,013 versus a net loss of $21,382 for the nine months ended December 31, 2013.

Our operating expenses were $136,013 for the nine months ended December 31, 2014, compared to $21,382, for the nine months ended December 31, 2014. Our operating expenses for the nine months ended December 31, 2014consisted of accounting and audit expenses, general and administrative expenses, and legal expenses.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan and the professional fees to be incurred in connection with our continuing as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2014 our total assets were $380 comprised only of cash and our total liabilities were $124,993 consisting of accounts payable and accrued liabilities.

Net cash used in operating activities for the three months ended December 31, 2014 $17,530 was as compared to $4,925 for the three months ended December 31, 2014. Net cash provided by financing activities was $0 for the three months ended December 31, 2014 and December 31, 2013.

Our current cash requirements are significant due to projected expenses for implementation of our business plan, and we anticipate generating losses. We will need approximately $1,500,000 in additional funds over the next 12 months in order to fully implement our business plan.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management had concluded that as of December 31, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION.

Item 1.                   Legal Proceedings.

None.

Item 1A.                Risk Factors.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

Risks Related to Our Business and Industry

The market for our product may be limited, and as a result our business may be adversely affected.

The feasibility of marketing our product has been assumed to this point and there can be no assurance that such assumptions are correct.  It is possible that the costs of development and implementation of our shrimp production technology may be too expensive to market our shrimp at a competitive price. It is likewise possible that competing technologies will be introduced into the marketplace before or after the introduction of our product to the market, which may affect our ability to market our product at a competitive price.

Furthermore, there can be no assurance that the prices we determine to charge for our product will be commercially acceptable or that the prices that may be dictated by the market will be sufficient to provide to us sufficient revenues to profitably operate and provide a financial return to our investors.

Our business and operations are affected by the volatility of prices for shrimp.

Our business, prospects, revenues, profitability and future growth are highly dependent upon the prices of and demand for shrimp.  Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices.  These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production.  In addition, increased availability of imported shrimp can affect our business by lowering commodity prices.  This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher cost inventories.

Market demand for our products may decrease.

We face competition from other producers of seafood as well as from other protein sources, such as pork, beef and poultry. The bases on which we expect to compete include:

●	price;

●	product quality;

●	brand identification; and

●	customer service.

Demand for our products will be affected by our competitors’ promotional spending. We may be unable to compete successfully on any or all of these bases in the future, which may have a material adverse effect on our revenues and results of operations.

Moreover, although historically the logistics and perishability of seafood has led to regionalized competition, the market for fresh and frozen seafood is becoming increasingly globalized as a result of improved delivery logistics and improved preservation of the products. Increased competition, consolidation, and overcapacity may lead to lower product pricing of competing products that could reduce demand for our products and have a material adverse effect on our revenues and results of operations.

If we do not have access to all of the equipment, supplies, materials and services needed, we may have to suspend our operations as a result.

Competition and unforeseen limited sources of supplies in the industry may result in occasional spot shortages of equipment, supplies and materials.  In particular, we may experience possible unavailability of post-larvae and materials and services used in our shrimp production facilities.  Such unavailability could result in increased costs and delays to our operations.  If we cannot find the products, equipment and materials that we need on a timely basis, we may have to suspend our production plans until we find the products, equipment and materials that we need.

If we lose our key management and technical personnel, our business may be adversely affected.

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer, Chairman of the Board and President.  We do not currently maintain any key man insurance.  An unexpected partial or total loss of the services of these key individuals could be detrimental to our business.

Our expansion plans for our shrimp production facilities reflects our current intent and is subject to change.

Our current plans  regarding  expansion  of our shrimp  production facilities are subject to change.  Whether we ultimately undertake our expansion plans will depend on the following factors, among others:

●	availability and cost of capital;

●	current and future shrimp prices;

●	costs and availability of post-larvae shrimp, equipment, supplies and personnel necessary to conduct these operations;

●	success or failure of activities in similar areas;

●	changes in the estimates of the costs to complete production facilities; and

●	decisions of operators and future joint venture partners.

We will continue to gather data about our production facilities, and it is possible that additional information may cause us to alter our schedule or determine that a certain facility should not be pursued at all.

Our product is subject to regulatory approvals and if we fail to obtain such approvals, our business may be adversely affected.

Most of the jurisdictions in which we operate will require us to obtain a license for each facility owned and operated in that jurisdiction. We have obtained and currently hold a license to own and operate each of our facilities where a license is required. In order to maintain the licenses, we have to operate our current farms and, if we pursue acquisitions or construction of new farms, we will need to obtain additional licenses to operate those farms, where required.  We are also exposed to dilution of our licenses where a government issues new licenses to fish farmers other than us, thereby reducing the current value of our fish farming licenses. Governments may change the way licenses are distributed or otherwise dilute or invalidate our licenses. If we are unable to maintain or obtain new fish farming licenses or if new licensing regulations dilute the value of our licenses, this may have a material adverse effect on our business.

It is possible that regulatory authorities could make changes in regulatory rules and policies and we would not be able to market or commercialize our product in the intended manner and/or the changes could adversely impact the realization of the NaturalShrimp technology market potential.

Failure to ensure food safety and compliance with food safety standards could result in serious adverse consequences for us.

As our end products are for human consumption, food safety issues (both actual and perceived) may have a negative impact on the reputation of and demand for our products. In addition to the need to comply with relevant food safety regulations, it is of critical importance that our products are safe and perceived as safe and healthy in all relevant markets.

Our products may be subject to contamination by food-borne pathogens, such as Listeria monocytogenes, Clostridia, Salmonella and E. Coli or contaminants. These pathogens and substances are found in the environment; therefore, there is a risk that one or more of these organisms and pathogens can be introduced into our products as a result of improper handling, poor processing hygiene or cross-contamination by us, the ultimate consumer or any intermediary. We have little, if any, control over handling procedures once we ship our products for distribution.  Furthermore, we may not be able to prevent contamination of our shrimp by pollutants such as polychlorinated biphenyls, or PCBs, dioxins or heavy metals.

An inadvertent shipment of contaminated products may be a violation of law and may lead to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims), increased scrutiny and penalties, including injunctive relief and plant closings, by regulatory agencies, and adverse publicity.

Increased quality demands from authorities in the future relating to food safety may have a material adverse effect on our business, financial condition, results of operations or cash flow. Legislation and guidelines with tougher requirements are expected and may imply higher costs for the food industry. In particular, the ability to trace products through all stages of development, certification and documentation is becoming increasingly required under food safety regulations. Further, limitations on additives and use of medical products in the farmed shrimp industry may be imposed, which could result in higher costs for us.

The food industry in general experiences high levels of customer awareness with respect to food safety and product quality, information and traceability. We may fail to meet new and exacting customer requirements, which could reduce demand for our products.

Our success is dependent upon our ability to commercialize our shrimp production technology.

We are currently in the production stage but have not yet commenced full commercial operations.  Since inception, we have been engaged principally in the research and development of the NaturalShrimp technology.  Therefore, we have a limited operating history upon which an evaluation of our prospects can be made.   Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

We have developed our first commercial system that employs the NaturalShrimp technology but additional work is required to incorporate that technology into a system capable of accommodating thousands of customers, which is the minimum capability we believe is necessary to compete in the marketplace. The principal purpose of seeking investment capital is to provide working capital for our current operations.

Our shrimp production technology may not operate as intended.

Although we have successfully tested our NaturalShrimp technology, our approach, which is still fairly new in the industry, may not operate as intended or may be subject to other factors that we have not yet considered.  These may include the impact of new pathogens or other biological risks, low oxygen levels, algal blooms, fluctuating seawater temperatures, predation or escapes.  Any of the foregoing may result in physical deformities to our shrimp or affect our ability to increase shrimp production, which may have a material adverse effect on our operations.

Our success is dependent upon our ability to protect our intellectual property.

Our  success  will  depend  in  part  on  our  ability  to  obtain  and  enforce  protection  for  our intellectual property in the United States and other countries.  It is possible that our intellectual property protection could fail.  It is possible that the claims for patents or other intellectual property protections could be denied or invalidated or that our protections will not be sufficiently broad to protect our technology.  It is also possible that our intellectual property will not provide protection against competitive products, or will not otherwise be commercially viable.

Our commercial success will depend in part on our ability to commercialize our shrimp production without infringing on patents or proprietary rights of others.  We cannot guarantee that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

As the owner of real estate, we are subject to risks under environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect our results of operations, and such costs could exceed the value of our facility. In addition, the presence of hazardous or toxic substances, or the failure to properly manage, dispose of or remediate such substances, may adversely affect our ability to use, sell or rent our property or to borrow using our property as collateral which, in turn, could reduce our revenue and our financing ability. We have not engaged independent environmental consultants to assess the likelihood of any environmental contamination or liabilities and have not obtained a Phase I environmental assessments on our property.  However, even if we did obtain a Phase I environmental assessment report, such reports are limited in scope and may not reveal all existing material environmental contamination.

Risks Related to Financing Our Business

Expansion of our operations will require significant capital expenditures for which we may be unable to obtain sufficient financing.

Our need for additional capital may adversely affect our financial condition.  We have no sustained history of earnings and have operated at a loss since we commenced business.  We have relied, and continue to rely, on external sources of financing to meet our capital requirements, to continue developing our proprietary technology, to build our production facilities, and to otherwise implement our corporate development and investment strategies.

We plan to obtain the future funding that we will need through the debt and equity markets but there can be no assurance that we will be able to obtain additional funding when it is required.  If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to build shrimp production facilities or default on existing funding commitments to third parties.  Our limited operating history may make it difficult to obtain future financing.

Our ability to generate positive cash flow is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing and general and administrative expenses.  In addition, our growth will require a significant investment in working capital.  Our business will require significant amounts of working capital to meet our production requirements and support our growth.

We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements.  If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements — let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures.  Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of revenues and profitability from operations.  There can be no assurance that we will ever operate profitably.  Our success is significantly dependent on uncertain events, including successful development of our technology, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products.

Before receiving revenues from sales to customers of our products, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses.  If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations.  We can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

Risks Related to Doing Business in Foreign Countries

Our operations in foreign countries are subject to political, economic, legal and regulatory risks.

The following aspects of political, economic, legal and regulatory systems in foreign countries create uncertainty with respect to many of the legal and business decisions that we make:

●	cancellation or renegotiation of contracts due to uncertain enforcement and recognition procedures of judicial decisions;

●	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

●	changes in foreign laws or regulations that adversely impact our business;

●	changes in tax laws that adversely impact our business, including, but not limited to, increases in the tax rates and retroactive tax claims;

●	royalty and license fee increases;

●	expropriation or nationalization of property;

●	currency fluctuations;

●	foreign exchange controls;

●	import and export regulations;

●	changes in environmental controls;

●	risks of loss due to civil strife, acts of war and insurrection; and

●	other risks arising out of foreign governmental sovereignty over the areas in which our operations are conducted.

Consequently, our development and production activities in foreign countries may be substantially affected by factors beyond our control, any of which could materially adversely affect our business, prospects, financial position and results of operations.  Furthermore, in the event of a dispute arising from our operations in other countries, we may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non–U.S. persons to the jurisdiction of the courts in the United States, which could adversely affect the outcome of a dispute.

The cost of complying with governmental regulations in foreign countries may adversely affect our business operations.

We may be subject to various governmental regulations in foreign countries.  These regulations may change depending on prevailing political or economic conditions.  In order to comply with these regulations, we believe that we may be required to obtain permits for producing shrimp and file reports concerning our operations. These regulations affect how we carry on our business, and in order to comply with them, we may incur increased costs and delay certain activities pending receipt of requisite permits and approvals.  If we fail to comply with applicable regulations and requirements, we may become subject to enforcement actions, including orders issued by regulatory or judicial authorities requiring us to cease or curtail our operations, or take corrective measures involving capital expenditures, installation of additional equipment or remedial actions. We may be required to compensate third parties for loss or damage suffered by reason of our activities, and may face civil or criminal fines or penalties imposed for violations of applicable laws or regulations.  Amendments to current laws, regulations and permits governing our operations and activities could affect us in a materially adverse way and could force us to increase expenditures or abandon or delay the development of shrimp production facilities.

Our international operations involve the use of foreign currencies, which subjects us to exchange rate fluctuations and other currency risks.

The revenues and expenses of our international operations are generally denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations will subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Risks Related to Ownership of our Common Stock

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for or reacting to changes in our business and industry and may place us at a competitive disadvantage to competitors with sufficient or excess capitalization.  If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations.  Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.  Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Pink Marketplace under the symbol “MYDR”, there have not been any reported trades in our common stock for at least the last year.  There is currently no active trading market for our common stock and such a market may not develop or be sustained.  As a result, any trading price of our common stock on the OTC Pink Marketplace may not be an accurate indicator of the trading price of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an Investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	limited “public float” in the hands of a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

●	actual or anticipated variations in our quarterly operating results;

●	changes in our earnings estimates;

●	our ability to obtain adequate working capital financing;

●	changes in market valuations of similar companies;

●	publication (or lack of publication) of research reports about us;

●	changes in applicable laws or regulations, court rulings, enforcement and legal actions;

●	loss of any strategic relationships;

●	additions or departures of key management personnel;

●	actions by our stockholders (including transactions in our shares);

●	speculation in the press or investment community;

●	increases in market interest rates, which may increase our cost of capital;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to execute our business plan; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

You should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include:  (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our bylaws contain indemnification provisions for our directors, officers and employees, and we have entered into indemnification agreements with our officer and directors.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies”.  A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.  We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of March 31, 2014, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the fiscal year ended March 31, 2014, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

As a public company, we will incur significant increased operating costs and our management will be required to devote substantial time to new compliance initiatives.

Although our management has significant experience in the food industry, it has only limited experience operating the Company as a public company.  To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with on-going public company requirements.  Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to an uncertainty with the respect to our ability to continue as a going concern.

The report of WDM Chartered Accountants, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended March 31, 2014, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosure.

Not applicable.

Item 5.                   Other Information.

None.

Item 6                    Exhibits

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated November 26, 2014, by and between Multiplayer Online Dragon, Inc. and NaturalShrimp Holdings, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 3, 2014).

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 19, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
10.1
Business Loan Agreement, dated September 13, 2005, by and among NaturalShrimp Holdings, Inc., Amarillo National Bank, NSC, NaturalShrimp International, Inc., NaturalShrimp San Antonio, L.P., Shirley Williams, Gerald Easterling, Mary Ann Untermeyer, and High Plain Christian Ministries Foundation, as amended, modified and assigned (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).

10.2
Secured Promissory Note, dated September 13, 2005, issued by NaturalShrimp Holdings, Inc. to Amarillo National Bank in the original principal amount of $1,500,000, as amended, modified and assigned (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).

10.3
Assignment Agreement, dated March 26, 2009, by and between Baptist Community Services, Amarillo National Bank and NaturalShrimp Holdings, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).

10.4
Fifth Forbearance Agreement, dated January 30, 2015, by and between the Company, NaturalShrimp Holdings, Inc. and Baptist Community Services (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).

10.5	Stock Pledge Agreement, dated January 30, 2015, by and between the Company and Baptist Community Services (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).
10.6
Agreement Regarding Loan Documents, dated January 30, 2015, by and between the Company and NaturalShrimp Holdings, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).

10.7
Exclusive Rights Agreement, dated August 19, 2014, between NaturalShrimp Holdings, Inc., its subsidiaries and F&T Water Solutions, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).

10.8
Members Agreement, dated August 19, 2014, between NaturalShrimp Holdings, Inc., F&T Water Solutions, LLC and the members of Natural Aquatic Systems, LLC (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files

* Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February, 2015

MULTIPLAYER ONLINE DRAGON, INC.
(the “Registrant”)

BY:	/s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Alexander Baez
Alexander Baez
Chief Financial Officer (Principal Financial Officer)