Form 10-K
period 2015-03-31
NaturalShrimp Inc
filed 2015-07-28
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  March 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission file number 000-54030

NaturalShrimp Incorporated
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2068 North Valley Mills Road
Waco, TX 76710
  (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (646) 653-1910

N/A
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated file [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,737,299

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  88,394,663 shares of common stock as of July 22, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements made in an annual report on Form 10-K includes statements about:

●	our ability to successfully commercialize our shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties; and
●	the retention and availability of key personnel.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended March 31, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	the commercial success of our products;
●	intellectual property claims brought by third parties;
●	the impact of any industry regulation; and
●	other factors discussed under the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended March 31, 2015.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Overview

We were incorporated in the State of Nevada on July 3, 2008 under the name “Multiplayer Online Dragon, Inc.” Effective November 5, 2010, we effected an 8 for 1 forward stock split, increasing the issued and outstanding shares of our common stock from 12,000,000 shares to 96,000,000 shares. Effective October 29, 2014, we effected a 1 for 10 reverse stock split, decreasing the issued and outstanding shares of our common stock from 97,000,000 to 9,700,000.

On November 26, 2014, we entered into an Asset Purchase Agreement (the “Agreement”) with NaturalShrimp Holdings, Inc. a Delaware corporation (“NSH”), pursuant to which we agreed to acquire substantially all of the assets of NSH which assets consisted primarily of all of the issued and outstanding shares of capital stock of NaturalShrimp Corporation (“NSC”), a Delaware corporation, and NaturalShrimp Global, Inc. (“NS Global”), a Delaware corporation, and certain real property located outside of San Antonio, Texas (the “Assets”).

On January 30, 2015, we consummated the acquisition of the Assets pursuant to the Agreement.  In accordance with the terms of the Agreement, we issued 75,520,240 shares of our common stock to NSH as consideration for the Assets.  As a result of the transaction, NSH acquired 88.62% of our issued and outstanding shares of common stock, NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming company.

In connection with our receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective March 3, 2015, we amended our Articles of Incorporation to change our name to “NaturalShrimp Incorporated”.

We now have two wholly owned subsidiaries - NaturalShrimp Corporation and NaturalShrimp Global.

NaturalShrimp Corporation (NSC) was incorporated on August 12, 2005 under the laws of the State of Delaware and is a wholly-owned subsidiary of the Company.  NSC merged with NaturalShrimp Corporation (a Texas corporation) on September 6, 2005 pursuant to an Agreement and Plan of Merger (NSC Agreement).  Under the NSC Agreement, common stock changed from no par value to $0.01 par value and the number of shares authorized for issuance decreased to 1,000 shares.  On March 24, 2008, NSC merged with NaturalShrimp San Antonio, L.P (NSSA) (a Texas limited partnership) pursuant to an Agreement and Plan of Merger (NSSA Agreement).  NSC continued to exist as the surviving corporation.  NSC is an agro-tech company that grows and sells shrimp in an indoor controlled production facility.

NaturalShrimp Global (NSG), formerly NaturalShrimp International, Inc., was incorporated on August 12, 2005, under the laws of the State of Delaware and is a wholly-owned subsidiary of the Company.  NSG merged with NaturalShrimp International, Inc. (a Texas Corporation incorporated November 12, 1999, as Quantum Access Corporation) pursuant to an Agreement and Plan of Merger (NSG Agreement) dated September 6, 2005.  Under the NSG Agreement, common stock changed from no par value to $0.01 par value and the number of shares authorized for issuance decreased to 1,000 shares.  NSG continued to exist as the surviving corporation.  NSG was created for the purpose of establishing and maintaining all of the Company’s international joint ventures.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Business Description

NaturalShrimp Incorporated is a global shrimp farming company that has developed a technology to produce  shrimp in an indoor, re-circulating, saltwater facility.  Our eco-friendly, bio-secure design does not rely on ocean water; it recreates the natural ocean environment allowing for high-density production which can be replicated anywhere in the world.

Our self-contained shrimp aquiculture system allows for the production of Pacific White (Litopenaeus vannamei, formerly Penaeus vannamei) shrimp in an ecologically controlled fully contained and independent production system without the use of antibiotics or toxic chemicals.

The Company has developed several proprietary technology assets, including a knowledge base that allows the production of commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production.

Our research and development facilities are located outside of San Antonio, Texas, and we hold a minority interest in a Norwegian company that owns and operates a similar shrimp production facility in Medina del Campo, Spain.

Technology

Intensive, Indoor, Closed-System Shrimp Production Technology

Historically, efforts to raise shrimp in a high-density, closed system at the commercial level have been met with either modest success or outright failure through “BioFloc Technology”.  Infectious agents such as parasites, bacteria and viruses are the most damaging and most difficult to control.  Bacterial infection can in some cases be combated through the use of antibiotics (although not always), and in general the use of antibiotics is considered undesirable and counter to “green” cultivation practices.  Viruses can be even worse in that they are immune to antibiotics.  Once introduced to a shrimp population, viruses can wipe out entire farms and shrimp populations, even with intense probiotic applications.

Our primary solution against infectious agents is our “Vibrio Suppression Technology”.  We believe this system creates higher sustainable densities, consistent production, improved growth and survival rates and improved food conversion without the use of antibiotics, probiotics or unhealthy anti-microbial chemicals.  Vibrio Suppression Technology helps to exclude and suppress harmful organisms that usually destroy “BioFloc” and other enclosed technologies.

Automated Monitoring and Control System

The Company’s “Automated Monitoring and Control System” uses individual tank monitors to automatically control the feeding, oxygenation, and temperature of each of the facility tanks independently.  In addition, a facility computer running custom software communicates with each of the controllers and performs additional data acquisition functions that can report back to a supervisory computer from anywhere in the world.  These computer automated water controls optimize the growing conditions for the shrimp as they mature to harvest size, providing a disease-resistant production environment.

The principle theories behind the the Company’s system are characterized as:

●	High-density shrimp production
●	Weekly production
●	Natural ecology system
●	Regional production
●	Regional distribution

These principles form the foundation for the Company and our potential distributors so that consumers can be provided with continuous volumes of live and fresh shrimp at competitive prices.

Research and Development

In 2001, the Company began research and development (R&D) of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, fifty-two weeks a year.  The initial NaturalShrimp system was successful but the Company determined that it would not be economically feasible due to high operating costs.  Over the next several years, using the knowledge we gained from the first R&D system, we developed a shrimp production system that eliminated the high costs associated with the previous system.  We have continued to refine this technology, eliminating bacterial and other problems that affect enclosed systems and now have a successful shrimp growing process.

We have produced thousands of pounds of shrimp over the last few years in order to develop a design that will consistently produce quality shrimp that grow to a large size at a specific rate of growth.  This included experimenting with various types of natural live and synthesized feed supplies before selecting the most appropriate nutritious and reliable combination.  It also included utilizing monitoring and control automation equipment to minimize labor costs and to provide the necessary oversight for proper regulation of the shrimp environment.

After the implementation of the first R&D facility in La Coste, Texas, the Company has also made significant improvements that minimize the transfer of shrimp, which will reduce shrimp stress and labor costs.  Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-week cycle.

Target Markets and Sales Price

The target market for our product is to establish production systems and distribution centers in metropolitan areas of the United States, as well as international distribution networks through joint venture partnerships throughout the world.  This should allow the Company to capture a significant portion of world shrimp sales by offering locally grown, environmentally “green”, naturally grown, fresh shrimp at competitive wholesale prices.

The United States population is approximately 313 million people with an annual shrimp consumption of 1.7 billion pounds of which less than 400 million pounds are domestically produced.  According to IndexMundi.com, the wholesale price for frozen, commodity grade shrimp has risen 15% since January 2015 (shell-on headless, 26-30 count; which is comparable to our target growth size).  With world shrimp problems, this price is expected to rise more in the next few years.

Additionally, from 2011 to 2013, we had two successful North Texas test markets that distributed fresh product to customers within 24 hours following harvest.  The fresh product was priced from $8.40 to $12.00 per pound wholesale, heads on, net price to the Company.

We strive to build a profitable global shrimp production company.  We believe our foundational advantage is that we can deliver fresh, organically grown, gourmet-grade shrimp, 52 weeks a year to retail and wholesale buyers in major market areas at competitive, yet premium prices.  By locating regional production and distribution centers in close proximity to consumer demand, we can provide a fresh product to customers within 24 hours after harvest, which is unique in the shrimp industry.  We can be the “first to market” and perhaps “sole weekly provider” of fresh shrimp and capture as much market share as production capacity can support.

For those customers that want a frozen product, we will be able to provide this in the near future and the product will still be differentiated as a “naturally grown, sustainable seafood” that will meet the increasing demand of socially conscious consumers.

Our proprietary technology and eco-friendly, bio-secure production processes enable the delivery of a chemical and antibiotic free, locally grown product that lives up to the Company’s mantra: “Always Fresh – Always Natural,” thereby solving the issue of “unsafe” imported seafood.

Product Description

Nearly all of the shrimp consumed today are shipped frozen.  Shrimp are typically frozen from six to twenty-four months before consumption.  Our system is designed to harvest a different tank each week, which provides for fresh shrimp throughout the year.  We strive to create a niche market of “Always Fresh, Never Frozen” shrimp.  As opposed to many of the foreign shrimp farms, we can also claim that our product is 100% free of antibiotics.  The ability to grow shrimp locally, year round allows us to provide this high-end product to specialty grocery stores and upscale restaurants throughout the world.  We rotate the stocking and harvesting of our tanks each week, which allows for weekly shrimp harvests.  Our product is free of all pollutants and is fed only all natural feeds.

The seafood industry lacks a consistent “Source Verification” method to track seafood products as they move through countries and customs procedures.  With worldwide overfishing leading to declining shrimp freshness and sustainability around the world, it is vital for shrimp providers to be able to realistically identify the source of their product.  We have well-managed, sustainable facilities that are able to track shrimp from hatchery to plate using environmentally responsible methods.

Shrimp Growth Period

Our production system is designed to produce shrimp at a harvest size of eighteen to twenty-two shrimp per pound in a period of twenty weeks.  The Company currently purchases post-larva shrimp that are approximately ten days old (PL 10).  In the future, we plan to build our own hatcheries to control the supply of shrimp to each of our facilities.  Our full-scale production systems will include grow-out and nursery tanks, projected to produce fresh shrimp fifty-two weeks per year.

Distribution and Marketing

We plan to build these environmentally “green” production systems near major metropolitan areas of the United States.  Today, we have one pilot production facility in La Coste, Texas (near San Antonio) and plan to begin construction of a second full-scale production facility in La Coste in the first half of 2016.  Over the next five years, our plan is to increase construction of new facilities each year.  In the fifth year, we plan for a new system to be completed each month, expanding first into the largest shrimp consumption markets of the United States.

Unique Product

We plan to sell and distribute the vast majority of our shrimp production through distributors which have established customers and sufficient capacity to deliver a fresh product within hours following harvest.  We believe we have the added advantage of being able to market our shrimp as fresh, natural and locally grown using sustainable, eco-friendly technology, a key differentiation from all existing shrimp producers.  Furthermore, we believe that our ability to advertise our product in this manner along with the fact that it is a locally grown product, provides us with a marketing advantage over the competition.

Harvesting, Packaging and Shipment

Each location is projected to include production, harvesting/processing and general shipping and receiving area, in addition to warehousing space for storage of necessary supplies and products required to grow, harvest, package and otherwise make ready for delivery, a fresh shrimp crop on a weekly basis to consumers in each individual market area within 24 hours following harvest.

The seafood industry lacks a consistent Source Verification method to track seafood products as they move through countries and customs procedures.  With worldwide overfishing leading to declining shrimp freshness and sustainability around the world, it is vital for shrimp providers to be able to realistically identify the source of their product.  Our future facilities will be designed to track shrimp from hatchery to plate using environmentally responsible methods.

International

We own one hundred percent of NaturalShrimp Global, Inc. which was formed to create international partnerships.  Each entity will use the Company’s proprietary technology to penetrate shrimp markets throughout the world utilizing existing food service distribution channels.

Because our system is enclosed and also indoors, it is not affected by weather or climate and does not depend on ocean proximity.  As such we believe we will be able to provide, naturally grown, high-quality, fresh shrimp to major market customers each week.  This will allow distribution companies to leverage their existing customer relationships by offering an uninterrupted supply of high quality, fresh and locally grown shrimp.  We will utilize distributors that currently supply fresh seafood to upscale restaurants, country clubs, specialty super markets and retail stores whose clientele expect and appreciate fresh, natural products.

NaturalShrimp Global, Inc., a wholly owned subsidiary of NaturalShrimp Incorporated., owns a percentage of NaturalShrimp International A.S. in Europe.  Our European-based partner, NaturalShrimp International A.S., Oslo, Norway is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L.  The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility should be completed in 2015.  Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

We will seek potential partners throughout open territories as we are able to obtain the adequate funding to complete the first two facilities at the La Coste location.

Go to Market Strategy and Execution

Our strategy is to develop regional production and distribution centers near major metropolitan areas throughout the United States and internationally.  Today, we have 53,000 sq. ft. of R&D facilities, which includes, a pilot production system, greenhouse/reservoirs and utility buildings in La Coste, TX (near San Antonio).  We intend to begin construction of a new free-standing facility with the next generation shrimp production system in place, on the property, in 2016.

The reasoning behind building additional shrimp production systems in La Coste is availability of trained production personnel, our research and development team, and an opportunity to develop the footprint and model for additional facilities.  Our current plan is to develop six regional production and distribution centers near major markets in 2016 and adding one system per month in a selected production center depending on market demand.

We have sold product to restaurants at $12.00 per pound and to retail consumers at $16.50 to $21.00 per pound, depending on size which helps to validate our pricing strategy.  Additionally, from 2011 to 2013, we had two successful North Texas test markets which distributed thousands of pounds of fresh product to customers within 24 hours following harvest.  The fresh product was priced from $8.40 to $12.00 per pound wholesale, heads on, net price to the Company.

Current Systems and Expansion

The pilot system is near completion in La Coste, Texas and is projected to produce approximately 6,000 pounds every month.  The next facility in La Coste will be substantially larger than the current system.  The target yield of shrimp for the new facility will be approximately 6,000 pounds per week.  Both facilities combined are projected to produce over 7,000 pounds of shrimp per week in La Coste.  By staging the stocking and harvests from tank to tank, it enables us to produce weekly and therefore deliver fresh shrimp every week.

After the completion of the next system in La Coste, our long-term plan is to build additional production systems in Las Vegas, Chicago and New York.  These locations are targeted to begin construction in 2017 and the funding for these plans are projected to come from profits, agricultural guaranty programs, and investors.  These cities are not surrounded by commercial shrimp production and we believe there will be a high demand for fresh shrimp in all of these locations.  In addition, the Company will continue to use the land it owns in La Coste to build as many systems as the Texas market demands.

Industry

Shrimp is a well-known and globally-consumed commodity, constituting one of the most important types of seafood and a staple protein source for much of the world.  According to the USDA Foreign Agricultural Service, the world consumes approximately 9.5 billion pounds of shrimp annually with over 1.7 billion pounds consumed in the United States alone.  Approximately 65% of the global supply of shrimp is caught by ocean trawlers and the other 35% is produced by open-air shrimp farms, mostly in developing countries.

Shrimp boats catch shrimp through the use of large, boat-towed nets.  These nets are quite toxic to the undersea environment as they disturb and destroy ocean-bottom ecosystems; these nets also catch a variety of non-shrimp sea life, which is typically killed and discarded as part of the shrimp harvesting process.  Additionally, the world’s oceans can only supply a finite amount of shrimp each year, and in fact, single-boat shrimp yields have fallen by approximately 20% since 2010 and continue to decrease.  The shrimping industry’s answer to this problem has been to deploy more (and bigger) boats that deploy ever-larger nets, which has in the short-term been successful at maintaining global shrimp yields.  However, this benefit cannot continue forever, as eventually global demand has the potential of outstripping the oceans’ ability to maintain the natural ecosystem’s balance, resulting in a permanent decline in yields.  When taken in light of global population growth and the ever-increasing demand for nutrient-rich foods such as shrimp, this is clearly an unsustainable production paradigm.

Shrimp farming, known in the industry as “aquaculture,” has ostensibly stepped in to fill this demand/supply imbalance.  Shrimp farming is typically done in open-air lagoons and man-made shrimp ponds connected to the open ocean.  Because these ponds constantly exchange water with the adjacent sea, the farmers are able to maintain the water chemistry that allows the shrimp to prosper.  However, this method of cultivating shrimp also carries severe ecological peril.  First of all, most shrimp farming is primarily conducted in developing countries, where poor shrimp farmers have little regard for the global ecosystem.  Because of this, these farmers use large quantities of antibiotics and other chemicals that maximize each farm’s chance of producing a crop, putting the entire system at risk.  For example, a viral infection that crops up in one farm can spread to all nearby farms, quite literally wiping out an entire region’s production.  In 1999, the White Spot virus invaded shrimp farms in at least five Latin American countries: Honduras, Nicaragua, Guatemala, Panama and Ecuador and in 2013-14 EMS (Early Mortality Syndrome) wiped out most of the Asia Pacific region and Mexico.  Secondly, there is also a finite amount of coastline that can be used for shrimp production – eventually shrimp farms that are dependent on the open ocean will have nowhere to expand.  Again, this is an ecologically damaging and ultimately unsustainable system for producing shrimp.

In both the cases, the current method of shrimp production is unsustainable.  As global populations rise and the demand for shrimp continues to grow, the current system is bound to fall short.  Shrimp trawling cannot continue to increase production without completely depleting the oceans’ natural shrimp population.  Trends in per-boat yield confirm that this industry has already crossed the overfishing threshold, putting the global open-ocean shrimp population in decline.  While open-air shrimp aquaculture may seem to address this problem, it is also an unsustainable system that destroys coastal ecological systems and produces shrimp with very high chemical contamination levels.  Closed-system shrimp farming is clearly a superior alternative, but its unique challenges have prevented it from becoming a widely-available alternative – until now.

Of the 1.7 billion pounds of shrimp consumed annually in the United States, over 1.3 billion pounds are imported – much of this from developing countries’ shrimp farms.  These farms are typically located in developing countries and use high levels of antibiotics and pesticides that are not allowed under USDA regulations.  As a result, these shrimp farms produce chemical-laden shrimp in an ecologically unsustainable way.

Unfortunately, most consumers here in the United States are not aware of the origin of their store-bought shrimp or worse, that which they consume in restaurants.  This is due to a USDA rule that states that only bulk-packaged shrimp must state the shrimp’s country of origin; any “prepared” shrimp, which includes arrangements sold in grocery stores and seafood markets, as well as all shrimp served in restaurants, can simply be sold “as is.”  Essentially, this means that most U.S. consumers may be eating shrimp laden with chemicals and antibiotics.  NaturalShrimp’s product is free of pesticide chemicals and antibiotics, a fact that we believe is highly attractive and beneficial in terms of our eventual marketing success.

Competition

There are a number of R&D projects attempting to develop closed-system technologies in the U.S., some with reported production and sales. Florida Organic Aquaculture uses a Bio-Floc Raceway System to intensify shrimp growth, while Marvesta Shrimp Farms tanks in water from the Atlantic and use in their indoor system.  Since these are privately-held companies, it is not possible to know, with certainty, their state of technical development, production capacity, need for water exchange, location requirements, financial status and other matters.  To the best of our knowledge, none are producing significant quantities of shrimp relative to their local markets.  Any such fresh shrimp sales are confined to an area near the production facility.

Additionally, any new competitor would face significant barriers for entry into the market and would likely need years of R&D to develop the proprietary technology necessary to produce similar shrimp at a commercially viable level.  We believe our technology and business model sets us apart from any current competition.  It is possible that additional competitors will arise in the future, but with the size and growth of the worldwide shrimp market, many competitors could co-exist and thrive in the fresh shrimp industry.

Intellectual Property

We intend to take appropriate steps to protect our intellectual property.  We have registered the trademark “NATURALSHRIMP” which had been approved and was published in the Official Gazette on June 5, 2012.  There are potential technical processes for which the Company may be able to file a patent.  However, there are no assurances that such applications, if filed, would be issued and no right of enforcement is granted to a patent application.  Therefore, the Company plans to use a variety of methods, including copyright registrations as appropriate, trade secret protection, and confidentiality and non-compete agreements to protect its intellectual property portfolio.

Source and Availability of Raw Materials

Raw materials are received in a timely manner from established suppliers.  Currently, we buy the bulk of our feed from Zeigler, a leading producer of aquatic feed.  PL shrimp are purchased from Shrimp Improvement Systems (SIS) in Florida.  SIS has been in the PL production business for many years and is the leading supplier in the U.S.

There have not been any issues regarding the availability of our raw materials.  We have favorable contacts and past business dealings with other major shrimp feed producers if current suppliers are not available.

Government Approvals and Regulations

We are subject to government regulation and require certain licenses.  Following are regulations we are to and/or the permits and licenses we currently hold:

●
Texas Parks and Wildlife Department (TPWD) - “Exotic species permit” to raise exotic shrimp (non-native to Texas).  The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp.  Currently Active - Expires 12/31/15.

●
Texas Department of Agriculture (TDA) - “Aquaculture License” for aquaculture production facilities. License to “operate a fish farm or cultured fish processing plant.”  Currently Active – Expires 4/30/17

●
Texas Commission on Environmental Quality (TCEQ) - Regulates facility wastewater discharge.  According to the TCEQ permit classification system, we are rated Level 1 – Recirculation system with no discharge.  Currently Active – No expiration.

●	San Antonio River Authority - No permit required, but has some authority over any effluent water that could impact surface and ground waters.
●	OSHA - No permit required but has right to inspect facility.
●
HACCP (Hazard Analysis and Critical Control Point) - Not needed unless we process shrimp on site. Training and preparation of HACCP plans remain to be completed.  There are multiple HACCP plans listed at http://seafood.ucdavis.edu/haccp/Plans.htm and other web sites that can be used as examples.

●	Texas Department of State Health Services - Food manufacturer license # 1011080
●
Aquaculture Certification Council (ACC) and Best Aquaculture Practices (BAP) - Provide shrimp production certification for shrimp marketing purposes to mainly well-established vendors.  ACC and BAP certifications require extensive record keeping.  No license is required at this time.

We are subject to certain regulations regarding the need for field employees to be certified.  We strictly adhere to these regulations.  The cost of certification is an accepted part of expenses.  Regulations may change and become a cost burden but compliance and safety are our main concern.

Market Advantages and Corporate Drivers

The following are what we consider to be our advantages in the marketplace:

●
Early-mover Advantage: Commercialized technology in a large growing market with no significant competition yet identified.  Most are early stage start-ups or early stage companies with limited production and distribution.

●	Locally Produced: This has significant advantages including reduced transportation costs and a product that is more attractive to local consumers.
●	Bio-secured Building: Our process is a re-circulating, highly-filtered technology in an indoor-regulated environment. External pathogens are excluded.
●
Eco-friendly “Green” Technology:  Our closed-loop, re-circulating system has no ocean water exchange requirements, does not use chemical or antibiotics and therefore is sustainable, eco-friendly, environmentally sound and produces a superior quality shrimp that is totally natural.

●	Availability of Weekly Fresh Shrimp: Assures consumers of optimal freshness, taste, and texture of product which will command premium prices.
●
Sustainability:  Our naturally grown product does not deplete wild supplies, has no by-catch kill of marine life, does not damage sensitive ecological environments and avoids potential risks of imported seafood.

USDA Loan Program

We plan to apply to the Business & Industry Loan Guarantee Program that the U.S. Department of Agriculture (USDA) makes available to businesses in rural areas.  As part of the program, the USDA guarantees up to 80% of the loan for the land, building, equipment and working capital.  Each company can qualify for up to $25 million in loan guarantees.  Each of our locations will be a separate entity and therefore each location can obtain up to $25 million in loan guarantees.  This program is available in rural areas all over the United States.

Employees

As of March 31, 2015, we had six full-time employees and two part-time employees.  We intend to hire additional staff and to engage consultants in general administration.  We also intend to engage experts in general business to advise us in various capacities.

ITEM 1A. RISK FACTORS

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

We face competition from other producers of seafood as well as from other protein sources, such as pork, beef and poultry.  The basis on which we expect to compete include, but may not be limited to:

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

Our current plans regarding expansion of our shrimp production facilities are subject to change.  Whether we ultimately undertake our expansion plans will depend on the following factors, among others:

●	availability and cost of capital;
●	current and future shrimp prices;
●	costs and availability of post-larvae shrimp, equipment, supplies and personnel necessary to conduct these operations;
●	success or failure of system design and activities in similar areas;
●	changes in the estimates of the costs to complete production facilities; and
●	decisions of operators and future joint venture partners.

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

We are currently in the pilot production stage but have not yet commenced full commercial operations.  Since inception, we have been engaged principally in the research and development of the NaturalShrimp technology.  Therefore, we have a limited operating history upon which an evaluation of our prospects can be made.  Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

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

We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

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

Consequently, our development and production activities in foreign countries may be substantially affected by factors beyond our control, any of which could materially adversely affect our business, prospects, financial position and results of operations.  Furthermore, in the event of a dispute arising from our operations in other countries, we may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non-U.S. persons to the jurisdiction of the courts in the United States, which could adversely affect the outcome of a dispute.

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

Although our common stock is listed for quotation on the OTC Marketplace under the symbol “SHMP”, the trading volume of our stock is limited and a market may not develop or be sustained.  As a result, any trading price of our common stock on the OTC Marketplace may not be an accurate indicator of the trading price of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an Investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

The report of Turner, Stone & Company, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended March 31, 2015, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 2068 North Valley Mills Road, Waco, TX 76710, where we pay $500 per month.

We also own an R&D facility at 833 County Road 583, Medina, TX, which consists of a 32,760 square foot production facility on 37 acres.

ITEM 3. LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our Subsidiaries or has a material interest adverse to our company or our Subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol “SHMP”.  The closing price of our common stock on July 8, 2015 was $1.87 per share.  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com).  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
March 31, 2015	$1.90	$1.90
December 31, 2014	$1.00	$1.00
September 30, 2014(1)	$0.10	$0.10
June 30, 2014(1)	$0.10	$0.10
March 31, 2014(1)	$0.10	$0.10
December 31, 2013(1)	$0.10	$0.10
September 30, 2013(1)	$0.10	$0.10
June 30, 2013(1)	$0.10	$0.10

(1) All per share amounts reflected hereafter give effect to the 1-for-10 reverse split.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

Holders of Common Stock

As of July 8, 2015, there were 48 shareholders of record of our common stock.  As of such date, 88,158,952 shares were issued and outstanding.

Registration Rights

We currently do not have any investment agreements in place with registration rights.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

From February 13, 2015 through July 16, 2015, we sold an aggregate of 2,938,712 shares of common stock to accredited investors for gross aggregate proceeds of $1,028,550 pursuant to a private placement offering.

The above sales of securities were conducted by the Company on a “best efforts” basis wherein up to 7,142,858 shares of common stock at a price of $0.35 per share were available to be sold, for an aggregate purchase price of $2,500,000, may be sold.  Each of the purchasers executed a subscription agreement, and each purchaser represented to the Company that such investor is an “accredited investor” as defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The Company intends to use the proceeds of the Offering for general corporate purposes, including working capital needs.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2015.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2015, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report.  Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance.  All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements.  In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see our “Risk Factors” for a list of our risk factors.

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

Since the closing of the Asset Purchase Agreement, we changed our company name to NaturalShrimp Incorporated and acquired a new stock symbol, “SHMP” that is trading on the OTCQB.

We are a biotechnology companies and have developed a proprietary technology that allows us to grow Pacific white shrimp in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals.  We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production.  Our initial production facility is located outside of San Antonio, Texas, and we hold a minority interest in a Norwegian company that owns and operates a production facility in Medina del Campo, Spain, using the NaturalShrimp system.

Development Plan

Our plan of operation over the next 24 months is to:

Domestically

●	Secure capital and upgrade the existing R&D facility;
●	Begin the retrofit of existing system to a commercial shrimp production pilot plant;
●	Following the completion of a successful capital raise and new production system build-out in La Coste, identify and build-out up to six shrimp production systems in major market areas; and
●	Begin build-out of one full scale production system per month.

Internationally

●	Begin proprietary genetics and hatchery programs;
●	Build hatchery at Medina del Campo facility;
●	Work with NaturalShrimp AS, to secure additional capital to build additional production systems at the Gamba Natural operations located outside of Madrid, Spain in Medina del Campo; and
●	Locate additional target markets and initiate five-year system rollout for Europe and other world markets as cash flow and capital allow.

Results of Operations

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2, consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree), but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.  That adjustment is required to reflect the capital of the legal parent (the accounting acquiree).  Comparative information presented in those consolidated financial statements also is retroactively adjustment to reflect the legal capital of the legal parent (accounting acquiree).  The consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measure in accordance with the guidance in Topic 805 “business combinations”; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; and (d) the amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination based on the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations.  However, the equity structure (that is, the number and type of equity interest issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.  Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition.

Pursuant to ASC Paragraphs 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

Comparison of the Twelve Months Ended March 31, 2015 and the Twelve Months Ended March 31, 2014

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the twelve months ended March 31, 2015 are summarized as follows in comparison to our expenses for twelve months ended March 31, 2014:

	Year Ended March 31,
	2015	2014
Salaries and related expenses	$584,026	$503,759
Stock-based compensation	304,018	1,295,415
Rent	14,570	22,392
Professional fees	75,000	-
Other general and administrative expenses	275,976	52,003
Depreciation	82,936	84,295

Total	$1,329,026	$1,957,864

Operating expenses decreased $628,842 from $1,957,864 for the year ended March 31, 2014 to $1,329,026 for the year ended March 31, 2015, an decrease of 32%.  The primary reason for the decrease is due decline in stock-based compensation, the increase in professional fees and the increase in other general and administrative expenses associated with the reverse acquisition transaction in comparison to the previous year.

Liquidity and Financial Condition

As of March 31, 2015, we had cash and cash equivalents on hand of $220,874 and a working capital deficiency of $4,013,654.

Private Placement Offering

Between February 13, 2015 and July 22, 2015, we entered into subscription agreements with various accredited investors and multiple closings of a private placement offering of the Company’s common stock (the “Offering”).  As of July 22, 2015, an aggregate of 2,975,320 shares of common stock had been sold to investors, at a price of $0.35 per share, for aggregate gross proceeds of $1,041,363.

Lines of Credit

We have a working capital line of credit with Community National Bank for $30,000. The line of credit bears an interest rate of 7.0% and is payable quarterly.  The line of credit matured on February 28, 2014, is secured by various assets of the Company’s subsidiaries, and is also guaranteed by two directors of the Company.  The balance of the line of credit at March 31, 2015 and 2014 was $27,009 and $35,430, respectively.

We have a working capital line of credit with Extraco Bank for $475,000.  The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly.  The line of credit matures on March 12, 2016, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the line of credit is $473,029 at March 31, 2015 and March 31, 2014.

We have additional lines of credit with Extraco Bank for $ $100,000 and $200,000, which were renewed on January 19, 2014 and March 30, 2014, respectively.  The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly.  The lines of credit matured on January 19, 2015 and March 30, 2015, respectively, and are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  We are currently in negotiations with Extraco Bank to renew the lines of credit.  The balance of the lines of credit was $278,470 at March 31, 2015 and 2014, respectively.

We have a working capital line of credit with Capital One Bank for $50,000.  The line of credit bears an interest rate of prime plus 3.89 basis points, which totaled 7.14% as of March 31, 2015 and 2014.  The line of credit matures on December 12, 2015 and is unsecured.  The balance of the line of credit was $9,890 and $12,518 at March 31, 2015 and 2014, respectively.

We have a working capital line of credit with Chase Bank for $25,000.  The line of credit bears an interest rate of prime plus 3.55 basis points, which totaled 6.80% as of March 31, 2015 and 2014.  The line of credit matures on October 30, 2015, and is secured by assets of the Company’s subsidiaries.  The balance of the line of credit was $13,687 and $0 at March 31, 2015 and 2014, respectively.

Notes Payable

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (BCS), a shareholder of the Company, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly.  The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas.  Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of the Company.  The balance of the note at March 31, 2015 and 2014 was $2,004,820 and is classified as a current liability on the consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (BCS subordinated note) to provide working capital to pay accrued interest due under the BCS note and other operating expenses.  On April 7, 2009, the BCS subordinated note was increased to $125,000 to provide additional working capital for the Company.  The balance of the BCS subordinated note at March 31, 2015 and 2014 was $2,305,953 and $2,279,283, respectively, and is classified as a current liability on the consolidated balance sheets.  During the years ended March 31, 2015 and 2014, the Company incurred $27,446 and $25,478 in interest expense on the subordinated note.  At March 31, 2015 and 2014, accrued interest payable was $101,760 and $76,984, respectively.

On January 25, 2010, the Company received notice from BCS notifying it that the Company was in default of its obligations to BCS and that both the BCS note and the BCS subordinated note, as well as all accrued interest, fees and expenses, were payable in full.  Pursuant to a forbearance agreement dated January 25, 2010, BCS agreed to forbear from exercising any remedies available under the notes until January 25, 2011 or when the Company fails to promptly perform any of its covenants or obligation under the forbearance agreement, whichever occurs first.  In 2015, a fifth forbearance agreement was executed extending the forbearance terms to December 31, 2016.

Shareholder Notes

The Company has entered into several working capital notes payable with multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at March 31, 2015 and 2014 was $426,404 and $442,404, respectively, and is classified as a current liability on the consolidated balance sheets.  The Company repaid $16,000 during the year ended March 31, 2015.  At March 31, 2015 and 2014, accrued interest payable was $111,784 and $76,984, respectively.

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000.  The note bears interest at 6.0% and is payable upon maturity on January 20, 2011.  In addition, the Company issued 100,000 shares of common stock for consideration.  The shares were valued at the date of issuance at fair market value.  The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note.  The assignment of a value to the shares resulted in a financing fee being recorded for the same amount.  The note is unsecured.  The balance of the note at March 31, 2015 and 2014 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets.  Interest expense on the note was $3,025 and $2,770 during the years ended March 31, 2015 and 2014, respectively.  At March 31, 2015 and 2014, accrued interest payable was $795.

Beginning in 2009, the Company started entering into notes payable with various shareholders of the Company.  The notes bear interest at 15.0% and are payable generally twelve months from the date of the note.  The notes are collateralized by the shrimp crop attributable to the post larvaes (PLs) acquired from the note proceeds.  At March 31, 2015 and 2014 the balance of these notes totaled $35,000 and is classified as current liabilities on the consolidated balance sheets.  Interest expense on these notes totaled $5,250 during the years ended March 31, 2015 and 2014.  At March 31, 2015 and 2014, accrued interest payable was $23,271 and $18,021, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%.  The balance of these notes at March 31, 2015 and 2014 was $49,550 and $30,000, respectively, and is classified as a current liability on the consolidated balance sheets.  At March 31, 2015 and 2014, accrued interest payable was $400 and $400, respectively.

Working Capital Deficiency

	March 31,	March 31,
	2015	2014
Current assets	$224,077	$14,880
Current liabilities	4,237,731	4,061,215
Working capital deficiency	$4,013,654	$4,046,335

The increase in current assets is mainly due to an increase of $209,125 in cash.  The increase in current liabilities is mainly due to a $40,826 increase in related party accrued interest.

Cash Flows

	Year Ended March 31,
	2015	2014
Net cash used in operating activities	$(1,200,607)	$(914,381)
Net cash used in investing activities	(27,105)	(88,684)
Net cash provided by financing activities	1,436,837	944,280
Increase (decrease) in cash and cash equivalents	$209,125	$(58,785)

The increase in net cash used in operating activities in the twelve months ended March 31, 2015, compared to the same period last year is mainly related to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Given our cash position of approximately $240,000 as of July 16, 2015, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through November 2015.

Future Financing

We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $1,500,000 to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to March 31, 2015 of $30,041,046 as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following March 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the fiscal year ended March 31, 2015.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Fair Value Measurement

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability.  It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Volatility in Stock-Based Compensation

The volatility is based on historical volatilities of companies in comparable stages as well as the historical volatility of companies in the industry and, by statistical analysis of the daily share-pricing model. The volatility of stock-based compensation granted after March 31, 2015 is based on historical volatility of the Company for the last two years.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  The amendments in ASU 2014-10 remove an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.  The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted.  The Company has elected to early adopt the provisions of ASU 2014-10 for these consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, although early adoption is permitted.  This guidance is not expected to have an impact on the financial statements of the Company.  If any event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosures as required by ASU 2014-15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

NATURALSHRIMP INCORPORATED

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audits of it internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing no opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the years then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainity.

/s/ Turner Stone & Company L.L.P

Dallas, Texas
July 27, 2015

NATURALSHRIMP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$220,874	$11,749
Accounts receivable	3,203	3,131

Total current assets	224,077	14,880

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	893,234	866,129
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,086,464)	(1,003,528)

Fixed assets, net	1,373,347	1,429,178

Other assets
Deposits	11,500	500

Total other assets	11,500	500

Total assets	$1,608,924	$1,444,558

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payble	$181,759	$196,091
Accrued interest - related parties	238,010	197,184
Other accrued expenses	149,421	31,806
Lines of credit	774,625	764,017
Notes payable - related parties	560,954	557,404
Notes payable in default - related party	2,305,953	2,279,283
Current portion of long-term debt	27,009	35,430

Total current liabilities	4,237,731	4,061,215

Total liabilities	4,237,731	4,061,215

Commitments and contingencies (Note 10)

Stockholders deficit
Common stock, $0.01 par value, 100,000,000 shares authorized 86,777,382 and 9,700,000 shares issued and outstanding at March 31, 2015 and 2014, respectively	8,678	970
Additional paid in capital	24,078,062	22,442,094
Subscription stock receivable	(25,001)	-
Accumulated deficit	(26,690,546)	(25,059,721)

Total stockholders' deficit	(2,628,807)	(2,616,657)

Total liabilities and stockholders' deficit	$1,608,924	$1,444,558

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31, 2015	March 31, 2014

Sales	$924	$12,862

Cost of sales	158,825	225,414

Gross loss	(157,901)	(212,552)

Operating expenses
General and administrative	1,246,090	1,873,569
Depreciation	82,936	84,295

Total operating expenses	1,329,026	1,957,864

Net operating (loss) before other income (expense)	(1,486,927)	(2,170,416)

Other income (expense)
Interest expense	(143,898)	(216,549)

Total other income (expense)	(143,898)	(216,549)

Loss before income taxes	(1,630,825)	(2,386,965)

Income taxes	-	-

Net loss	$(1,630,825)	$(2,386,965)

EARNINGS PER SHARE (Basic)	$(0.07)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	22,321,191	9,700,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional paid in Capital	Stock Receivable	Accumulated deficit	Total stockholders' deficit
	Shares	Amount

Balance March 31, 2013	97,000,000	$9,700	$19,726,270		$(22,672,756)	$(2,936,786)

Effect of 1-for10 reverse split on October 29, 2014	(87,300,000)	(8,730)	8,730			-
As restated, March 31, 2013	9,700,000	970	19,735,000	-	(22,672,756)	(2,936,786)

Effect of the capital transactions in NaturalShrimp Holdings, Inc.:
Issuance of shares for cash			1,220,393			1,220,393
Issuance of shares for compensation			1,432,944			1,432,944
Dividends			53,757			53,757
Net loss					(2,386,965)	(2,386,965)

Balance March 31, 2014	9,700,000	970	22,442,094	-	(25,059,721)	(2,616,657)

Effect of the capital transactions in NaturalShrimp Holdings, Inc.:
Issuance of shares for cash prior to reverse acquisition			911,101			911,101
Issuance of shares for compensation			304,018			304,018
Dividends			8,550			8,550

Effect of reverse acquisition on January 29, 2015:
Shares issued to Natural Shrimp Holding Inc.	75,520,240	7,552	(7,552)			-
Effect of reverse acquisition MYDR accrued expenses			(124,994)			(124,994)

Issuance of shares for cash	1,485,712	149	519,851			520,000
Shares issued but proceeds receivable at March 31, 2015	71,430	7	24,994	(25,001)		-
Net loss					(1,630,825)	(1,630,825)

Balance March 31, 2015	86,777,382	$8,678	$24,078,062	$(25,001)	$(26,690,546)	$(2,628,807)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOW

	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,630,825)	$(2,386,965)

Adjustments to reconcile net loss to net cash used in operating activities

Stock based compensation	304,018	1,432,944
Shares issued for dividends	8,550	53,757
Interest added to long term debt	26,670	-
Depreciation expense	82,936	84,295
Changes in operating assets and liabilities:
Accounts receivable	(72)	(2,419)
Other Assets	(11,000)	-
Accounts payable	(14,332)	2,681
Accrued expenses	(7,379)	(127,220)
Accounts payable - Related parties	40,826	28,546

CASH USED IN OPERATING ACTIVITIES	(1,200,608)	(914,381)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for purchase of fixed assets	(27,105)	(88,684)

CASH USED IN INVESTING ACTIVITIES	(27,105)	(88,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	19,550	70,000
Payment on long-term debt		(17,211)
Payment of related party debt	(16,000)	(4,998)
Repayment of short-term debt	(8,421)	-
Line of credit	10,608	(323,904)
Proceeds from sale of stock pre reverse acquisition	911,101	1,220,393
Proceeds from sale of stock post reverse acquisition	520,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	1,436,838	944,280

NET CHANGE IN CASH	209,125	(58,785)

CASH AT BEGINNING OF YEAR	11,749	70,534

CASH AT YEAR END	$220,874	$11,749

INTEREST EXPENSE	$76,402	$74,691

NON-CASH TRANSACTIONS
Shares issued receivable	25,001	-
Debt converted into common stock	-	113,312

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

On November 26, 2014, Multiplayer Online Dragon, Inc., a Nevada corporation (“MYDR”), entered into an Asset Purchase Agreement (the “Agreement”) with NaturalShrimp Holdings, Inc. a Delaware corporation (“NSH” or the “Company”), pursuant to which MYDR was to acquire substantially all of the assets of NSH which assets consist primarily of all of the issued and outstanding shares of capital stock of NaturalShrimp Corporation (“NSC”), a Delaware corporation, and NaturalShrimp Global, Inc. (“NS Global”), a Delaware corporation, and certain real property located outside of San Antonio, Texas (the “Assets”).

On January 30, 2015, MYDR consummated the acquisition of the Assets pursuant to the Agreement.  In accordance with the terms of the Agreement, MYDR effected a 1 for 10 reverse stock split, decreasing the issued and outstanding shares of our common stock from 97,000,000 to 9,700,000 and MYDR issued 75,520,240 shares of its common stock to NSH as consideration for the Assets.  As a result of the transaction, NSH acquired 88.62% of MYDR’s issued and outstanding shares of common stock, NSC and NS Global became MYDR’s wholly-owned subsidiaries, and MYDR changed its principal business to a global shrimp farming company.  All per share amounts reflected hereafter give effect to the 1-for-10 reverse split.

As a result of the controlling financial interest of the former stockholders of NSH, for financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition with NSH deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with ASC 805-10-55 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The reverse acquisition is deemed a capital transaction and the net assets of NSH (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of NSH which are recorded at their historical cost.  The equity of the Company is the historical equity of NSH.

In connection with MYDR’s receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective March 3, 2015, MYDR amended its Articles of Incorporation to change its name to “NaturalShrimp Incorporated” (the “Company”).

The Company relied on accounting guidance ASC 805-40 “Business Combinations – Reverse Acquisitions” to determine that, for the periods April 1, 2013 through March 31, 2015, NaturalShrimp Holding, Inc. is the accounting acquirer.

The Company has two wholly owned subsidiaries including NaturalShrimp Corporation and NaturalShrimp Global, Inc.

NaturalShrimp Corporation (NSC) was incorporated on August 12, 2005 under the laws of the State of Delaware and is a wholly-owned subsidiary of the Company.  NSC merged with NaturalShrimp Corporation (a Texas corporation) on September 6, 2005 pursuant to an Agreement and Plan of Merger (NSC Agreement).  Under the NSC Agreement, common stock changed from no par value to $0.01 par value and the number of shares authorized for issuance decreased to 1,000 shares.  On March 24, 2008, NSC merged with NaturalShrimp San Antonio, L.P (NSSA) (a Texas limited partnership) pursuant to an Agreement and Plan of Merger (NSSA Agreement).  NSC continued to exist as the surviving corporation.  NSC is an agro-tech company that grows and sells shrimp in an indoor controlled production facility.

NaturalShrimp Global (NSG), formerly NaturalShrimp International Inc., was incorporated on August 12, 2005, under the laws of the State of Delaware and is a wholly-owned subsidiary of the Company.  NSG merged with NaturalShrimp International, Inc. (a Texas Corporation incorporated November 12, 1999, as Quantum Access Corporation) pursuant to an Agreement and Plan of Merger (NSG Agreement) dated September 6, 2005.  Under the NSG Agreement, common stock changed from no par value to $0.01 par value and the number of shares authorized for issuance decreased to 1,000 shares.  NSG continued to exist as the surviving corporation.  NSG was created for the purpose of establishing and maintaining all of the Company’s international joint ventures.

Nature of the Business

NaturalShrimp Incorporated is a global shrimp farming company that has developed a technology to produce fresh, gourmet-grade shrimp reliably and economically in an indoor, re-circulating, saltwater facility.  Our eco-friendly, bio-secure design does not rely on ocean water; it recreates the natural ocean environment allowing for high-density production which can be replicated anywhere in the world.

Our self-contained shrimp aquiculture system allows for the production of Pacific White (Litopenaeus vannamei, formerly Penaeus vannamei) shrimp in an ecologically controlled fully contained and independent production system without the use of antibiotics or toxic chemicals.

The Company has developed several proprietary technology assets, including a knowledge base that allows the production of commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production.

Our research and development facilities are located outside of San Antonio, Texas, and we hold a minority interest in a Norwegian company that owns and operates a similar shrimp production facility in Medina del Campo, Spain.

Vibrio Suppression Technology

Historically, efforts to raise shrimp in a high-density, closed system at the commercial level have been met with either modest success or outright failure through “BioFloc Technology”.  Infectious agents such as parasites, bacteria and viruses are the most damaging and most difficult to control.  Bacterial infection can in some cases be combated through the use of antibiotics (although not always), and in general the use of antibiotics is considered undesirable and counter to “green” cultivation practices.  Viruses can be even worse in that they are immune to antibiotics.  Once introduced to a shrimp population, viruses can wipe out entire farms and shrimp populations, even with intense probiotic applications.

Our primary solution against infectious agents is our “Vibrio Suppression Technology”.  We believe this system creates higher sustainable densities, consistent production, improved growth and survival rates and improved food conversion without the use of antibiotics, probiotics or unhealthy anti-microbial chemicals.  Vibrio Suppression Technology helps to exclude and suppress harmful organisms that usually destroy “BioFloc” and other enclosed technologies.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended March 31, 2015, the Company incurred losses from operations of $4,981,325.  At March 31, 2015, the Company had an accumulated deficit of $30,041,046 and a working capital deficit of $3,896,161.  The Company’s ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the 2015 fiscal year, the Company received net cash proceeds of $1,431,100 from the additional sales of common stock.  Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements.  The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  We are continuing to pursue external financing alternatives to improve our working capital position.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The Company plans to improve the growth rate of the shrimp and the environmental conditions of its production facilities.  Management also plans to acquire a hatchery in which the Company can better control the environment in which to develop the post larvaes.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (GAAP).  The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Consolidation

The consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp Corporation and NaturalShrimp Global.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Acquisitions

Identification of the Accounting Acquirer

The Company considers factors in ASC paragraphs 805-10-55-10 through 55-15 in identifying the accounting acquirer.  The Company uses the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree.  Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following:  (a) The relative voting rights in the combined entity after the business combination. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities; (b) the existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest.  The acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity; (c) the composition of the governing body of the combined entity.  The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity; (d) the composition of the senior management of the combined entity.  The acquirer usually is the combining entity whose former management dominates the management of the combined entity; and (e) the terms of the exchange of equity interests.  The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities. The acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

Pursuant to ASC Paragraph 805-40-05-2, as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity.  In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired.  However, application of the guidance in paragraphs 805-10-55-11 through 55-15 results in identifying: (a) The public entity as the acquiree for accounting purposes (the accounting acquiree); and (b) the private entity as the acquirer for accounting purposes (the accounting acquirer).

Measuring the Consideration Transferred and Non-controlling Interest

Pursuant to ASC Paragraphs 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree.  Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer.  Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition.  The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree.  The assets and liabilities of the legal acquiree are measured and recognized in the consolidated financial statements at their pre-combination carrying amounts (see paragraph 805-40-45-2(a)).  Therefore, in a reverse acquisition the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of the legal acquiree’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.  That adjustment is required to reflect the capital of the legal parent (the accounting acquiree).  Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).  The consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "business combinations"; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations.  However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.  Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition; and (e) the non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

Pursuant to ASC Paragraphs 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Off Balance Sheet Arrangements

As of March 31, 2015, the Company did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Basic and Fully Diluted Net Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance Accounting Standard Codification (ASC) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires that certain financial instruments be recognized at their fair values at our balance sheets.  However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments.  GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets.  For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets.  GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values.  However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment.  In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

At March 31, 2015 and 2014, the Company did not have any assets or liabilities that would be required to be measured under ASC Topic 820.
Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”.  The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2015 and 2014.

Inventories

Shrimp inventories are stated at the lower of cost (first-in, first-out method) or market.  Purchased shrimp (Post Larvae or “PL”) are carried at purchase costs plus costs of maintenance through the balance sheet dates.  Inventories were not material at March 31, 2015 and 2014.

Fixed Assets

Equipment is carried at fair value at the date of reverse acquisition or cost and is depreciated over the estimated useful lives of the related assets.  Depreciation on buildings is computed using the straight-line method, while depreciation on all other fixed assets is computed using the Modified Accelerated Cost Recovery System (MACRS) method.  MACRS does not materially differ from GAAP.  Estimated useful lives are as follows:

Autos and Trucks	5 years
Buildings	27.5 – 39 years
Other Depreciable Property	5 – 10 years
Furniture and Fixtures	3 – 10 years

Maintenance and repairs are charged to expense as incurred.  At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The consolidated statement of operations reflects depreciation expense of $82,936 and $84,295 for the years ended March 31, 2015 and 2014, respectively.

Revenue Recognition

Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured.  The Company has no warranty or return policy as all sales are final.  The Company extends unsecured credit to its customers for amounts invoiced.

Bad Debts

Uncollectible accounts receivable are written off at the time amounts are determined to be a loss to the Company.  An allowance for doubtful accounts receivable is maintained as necessary, based upon specific accounts receivable outstanding determined to be uncollectible and the appropriate charge is made to operations.  As of March 31, 2015 and 2014, no allowance for doubtful accounts was deemed necessary.

Debt Discounts

The Company amortizes discounts on debt over the life of the notes using the effective interest method.

Shipping and Handling

The Company reports shipping and handling charges to customers as part of sales and the associated expense as part of cost of sales.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

As of March 31, 2015, there have been no environmental expenses incurred by the Company.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718. “Stock-based compensation to employees” is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.  The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50 “Equity instruments issued to other than employees” and are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.  The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.  Once the stock is issued the appropriate expense account is charged.  All stock-based compensation currently issued is 100% vested.

As of March 31, 2015 and March 31, 2014, there have been no option expenses incurred by the Company.

Impairment

The Company utilized the guidance provided by ASC 350-20-35 “Intangibles – Goodwill and Other” to assess value of Goodwill.  Under the guidance Goodwill is excluded from amortization are assessed at least annually to ascertain whether impairment occurred.  Management considers that impairment may be estimated by applying factors based on certain trigger events including historical experience and other data, operating activities and forecasted cash flow.  In addition, management assesses the availability of financing on commercially viable terms in order to finance the development of the property.

Recent Accounting Standards

During the year ended March 31, 2015 and through July 16, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (ASC Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage that in prior years it had been in the development stage. The Company adopted ASU No. 2014-10 for the fiscal year ended March 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  Currently, there is no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended September 30, 2014, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern.  While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

NOTE 3 – LINES OF CREDIT

The Company has a working capital line of credit with Community National Bank.  On August 28, 2013, the Company renewed the line of credit for $30,000.  The line of credit bears an interest rate of 7.0% and is payable quarterly.  The line of credit matured on February 28, 2014, is secured by various assets of the Company’s subsidiaries, and is also guaranteed by two directors of the Company.  The balance of the line of credit at March 31, 2015 and 2014 was $27,009 and $35,430, respectively.

The Company also has a working capital line of credit with Extraco Bank.  On March 12, 2014, the Company renewed the line of credit for $475,000.  The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly.  The line of credit matures on March 12, 2016, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the line of credit is $473,029 at March 31, 2015 and March 31, 2014.

The Company has additional lines of credit with Extraco Bank for $ $100,000 and $200,000, which were renewed on January 19, 2014 and March 30, 2014, respectively.  The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly.  The lines of credit matured on January 19, 2015 and March 30, 2015, respectively, and are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The Company is currently in negotiations with Extraco Bank to renew the lines of credit.  The balance of the lines of credit was $278,470 at March 31, 2015 and 2014, respectively.

The Company also has a working capital line of credit with Capital One Bank for $50,000.  The line of credit bears an interest rate of prime plus 3.89 basis points, which totaled 7.14% as of March 31, 2015 and 2014.  The line of credit matures on December 12, 2015 and is unsecured.  The balance of the line of credit was $9,890 and $12,518 at March 31, 2015 and 2014, respectively.

The Company also has a working capital line of credit with Chase Bank for $25,000.  The line of credit bears an interest rate of prime plus 3.55 basis points, which totaled 6.80% as of March 31, 2015 and 2014.  The line of credit matures on October 30, 2015, and is secured by assets of the Company’s subsidiaries.  The balance of the line of credit was $13,687 and $0 at March 31, 2015 and 2014, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

On January 30, 2015, the NSH consummated the sale of substantially all of its assets to Multiplayer Online Dragon, Inc. (“MYDR”), a publicly-held Nevada corporation, pursuant to an Asset Purchase Agreement (“Agreement”) dated November 26, 2014 by and between the Company and MYDR.  In accordance with the terms of the Agreement, NSH received 75,520,240 shares of MYDR as consideration for the Assets, which consist primarily of certain real property located near San Antonio, Texas.  As a result of the sale, NSH owns approximately 89% of MYDR’s issued and outstanding shares of common stock.  The Company evaluated this transaction using ASC 805-40 “Business Combinations Reverse Acquisitions”.  Due to the change in control of the Company, this transaction was accounted for as a reverse acquisition in accordance with ASC No. 805-40 whereby NSH was considered the accounting acquirer.

For the years ended March 31, 2015 and 2014, NSH, sold to equity investors $911,101 and $1,220,393, respectively, which has been included in additional paid-in capital.

On November 26, 2014, Multiplayer Online Dragon, Inc., a Nevada corporation (“MYDR”), entered into an Asset Purchase Agreement (the “Agreement”) with NaturalShrimp Holdings, Inc. a Delaware corporation (“NSH”), pursuant to which MYDR was to acquire substantially all of the assets of NSH which assets consist primarily of all of the issued and outstanding shares of capital stock of NaturalShrimp Corporation (“NSC”), a Delaware corporation, and NaturalShrimp Global, Inc. (“NS Global”), a Delaware corporation, and certain real property located outside of San Antonio, Texas (the “Assets”).

On January 30, 2015, MYDR consummated the acquisition of the Assets pursuant to the Agreement.  In accordance with the terms of the Agreement, the MYDR issued 75,520,240 shares of its common stock to NSH as consideration for the Assets.  As a result of the transaction, NSH acquired 88.62% of MYDR’s issued and outstanding shares of common stock, NSC and NS Global became MYDR’s wholly-owned subsidiaries, and MYDR changed its principal business to a global shrimp farming company.

There were no material relationships between the MYDR and NSH or between the Company’s or NSH’s respective affiliates, directors, or officers or associates thereof, other than in respect of the Agreement.  Effective March 3, 2015, MYDR amended its Articles of Incorporation to change its name to “NaturalShrimp Incorporated”.

Between February 13, 2015 and April 24, 2015, NaturalShrimp Incorporated entered into a form of Subscription Agreement (the “Agreement”) and consummated initial closings of a private placement offering of the Company’s common stock (the “Offering”).  As of March 31, 2015 an aggregate of 1,557,142 shares of common stock had been sold to investors pursuant to the Agreement, 71,430 of those common shares were paid on April 1, 2015, at a price of $0.35 per share.

NOTE 5 – OPTIONS AND WARRANTS

The Company has not granted any options or warrants since inception.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (BCS), a shareholder of the Company, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly.  The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas.  Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of the Company.  The balance of the note at March 31, 2015 and 2014 was $2,004,820 and is classified as a current liability on the consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (BCS subordinated note) to provide working capital to pay accrued interest due under the BCS note and other operating expenses.  On April 7, 2009, the BCS subordinated note was increased to $125,000 to provide additional working capital for the Company.  The balance of the BCS subordinated note at March 31, 2015 and 2014 was $2,305,953 and $2,279,283, respectively, and is classified as a current liability on the consolidated balance sheets.  During the years ended March 31, 2015 and 2014, the Company incurred $27,446 and $25,478 in interest expense on the subordinated note.  At March 31, 2015 and 2014, accrued interest payable was $101,760 and $76,984, respectively.

On January 25, 2010, the Company received notice from BCS notifying it that the Company was in default of its obligations to BCS and that both the BCS note and the BCS subordinated note, as well as all accrued interest, fees and expenses, were payable in full.  Pursuant to a forbearance agreement dated January 25, 2010, BCS agreed to forbear from exercising any remedies available under the notes until January 25, 2011 or when the Company fails to promptly perform any of its covenants or obligation under the forbearance agreement, whichever occurs first.  In 2015, a fifth forbearance agreement was executed extending the forbearance terms to December 31, 2016.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at March 31, 2015 and 2014 was $426,404 and $442,404, respectively, and is classified as a current liability on the consolidated balance sheets.  The Company repaid $16,000 during the year ended March 31, 2015.  At March 31, 2015 and 2014, accrued interest payable was $111,784 and $76,984, respectively.

NSSA Partners

In 2005, the Company entered into a working capital note payable to the partners of NSSA for $500,084.  Pursuant to a merger agreement dated March 19, 2008 between the Company and NSSA partners, the company converted the note into common stock of NaturalShrimp Holdings, Inc. at $1.00 per share.  The accrued interest payable on that note was converted into a new note in the amount of $113,312.  This note matured on March 19, 2013 and bore interest at 6.0% compounded annually on unpaid balances.  The NSSA Partners loan is outstanding and accruing interest as recorded on the consolidated statement of operations.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000.  The note bears interest at 6.0% and is payable upon maturity on January 20, 2011.  In addition, the Company issued 100,000 shares of common stock for consideration.  The shares were valued at the date of issuance at fair market value.  The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note.  The assignment of a value to the shares resulted in a financing fee being recorded for the same amount.  The note is unsecured.  The balance of the note at March 31, 2015 and 2014 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets.  Interest expense on the note was $3,025 and $2,770 during the years ended March 31, 2015 and 2014, respectively.  At March 31, 2015 and 2014, accrued interest payable was $795.

Beginning in 2009, the Company started entering into notes payable with various shareholders of the Company.  The notes bear interest at 15.0% and are payable generally twelve months from the date of the note.  The notes are collateralized by the shrimp crop attributable to the post larvaes (PLs) acquired from the note proceeds.  At March 31, 2015 and 2014 the balance of these notes totaled $35,000 and is classified as current liabilities on the consolidated balance sheets.  Interest expense on these notes totaled $5,250 during the years ended March 31, 2015 and 2014.  At March 31, 2015 and 2014, accrued interest payable was $23,271 and $18,021, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%.  The balance of these notes at March 31, 2015 and 2014 was $49,550 and $30,000, respectively, and is classified as a current liability on the consolidated balance sheets.  At March 31, 2015 and 2014, accrued interest payable was $400 and $400, respectively.

NOTE 7 – FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the years ended March 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2015 and 2014, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution.  Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of March 31, 2015 and 2014, the Company’s cash balance did not exceed FDIC coverage.

NOTE 9 – REVERSE ACQUISITION

On November 26, 2014, Multiplayer Online Dragon, Inc., a Nevada corporation (“MYDR”), entered into an Asset Purchase Agreement (the “Agreement”) with NaturalShrimp Holdings, Inc. a Delaware corporation (“NSH”), pursuant to which MYDR was to acquire substantially all of the assets of NSH which assets consist primarily of all of the issued and outstanding shares of capital stock of NaturalShrimp Corporation (“NSC”), a Delaware corporation, and NaturalShrimp Global, Inc. (“NS Global”), a Delaware corporation, and certain real property located outside of San Antonio, Texas (the “Assets”).

On January 30, 2015, MYDR consummated the acquisition of the Assets pursuant to the Agreement.  In accordance with the terms of the Agreement, the MYDR issued 75,520,240 shares of its common stock to NSH as consideration for the Assets.  As a result of the transaction, NSH acquired 88.62% of MYDR’s issued and outstanding shares of common stock, NSC and NS Global became MYDR’s wholly-owned subsidiaries, and MYDR changed its principal business to a global shrimp farming company.

There were no material relationships between the MYDR and NSH or between the Company’s or NSH’s respective affiliates, directors, or officers or associates thereof, other than in respect of the Agreement.  Effective March 3, 2015, MYDR amended its Articles of Incorporation to change its name to “NaturalShrimp Incorporated”.

The Company evaluated this transactions using ASC 805-40 “Business Combinations Reverse Acquisitions”.  Due to the change in control of the Company, this transaction was accounted for as a reverse acquisition in accordance with ASC No. 805-40 whereby NSH was considered the accounting acquirer.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements – Bill Williams and Gerald Easterling

On April 1, 2015, the Company entered into employment agreements with each of Bill G. Williams, as the Company’s Chief Executive Officer, and Gerald Easterling as the Company’s President, effective as of April 1, 2015 (the “Employment Agreements”).

The Employment Agreements are each terminable at will and each provide for a base annual salary of $96,000.  In addition, the Employment Agreements each provide that the employee is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses.  Each employee will also be entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

Each Employment Agreement provides that in the event employee is terminated without cause or resigns for good reason (each as defined in their Employment Agreements), the employee will receive, as severance and employee’s base salary for a period of 60 months following the date of termination.  In the event of a change of control of the Company, the employee may elect to terminate the Employment Agreement within 30 days thereafter and upon such termination would receive a lump sum payment equal to 500% of the employee’s base salary.

Each Employment Agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the employee’s Employment Agreement.

NOTE 11 – SUBSEQUENT EVENTS

For the period from April 1, 2015 through July 22, 2015 the company issued shares as follows:

Number of Shares
Issuance of common stock for cash at $0.35 per share	1,418,178
Issuance of common stock for services performed	199,103

As of July 21, 2015, the Company had outstanding 88,394,663 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments.  Our management concluded, as of March 31, 2015, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of March 31, 2015, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

Effective July 17, 2015, Alexander Baez resigned as the Chief Financial Officer of the Company.

Effective July 17, 2015, William Delgado was appointed as Chief Financial Officer and Treasurer of the Company.  Mr. Delgado has been a director of the Company since May 19, 2014 and had served as President of the Company from May 19, 2014 through January 30, 2015

There is no arrangement or understanding between Mr. Delgado and any other person(s) pursuant to which he was appointed as Chief Financial Officer and Treasurer of the Company.  Mr. Delgado has no family relationships with any director or executive officer of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  Furthermore, the Company is not aware of any transaction involving the Mr. Delgado requiring disclosure under Item 404(a) of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company.  Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

Bill G. Williams	80	Chairman of the Board, Chief Executive Officer	2015
Gerald Easterling	67	President, Secretary, Director	2015
Scott Stubblefield	44	Director of Sales and Marketing	2015
William Delgado	56	Treasurer, Chief Financial Officer, Director	2014

The Board of Directors is comprised of only one class.  All of the directors serve for a term of one year and until their successors are elected at the Company’s annual shareholders meeting and are qualified, subject to removal by the Company’s shareholders.  Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Bill G. Williams – Co-Founder, Chairman of the Board and Chief Executive Officer

Mr. Williams has served as Chairman of the Board and CEO of NSH since its inception in 2001.  From 1997 to 2003, he was Chairman and CEO of Direct Wireless Communications, Inc. and its successor Health Discovery Corporation, a public company listed on the OTCBB exchange. From 1990 to 1997, Mr. Williams was Chairman and CEO of Cafe Quick Enterprises, which uses a unique, patented air impingement technology to cook fresh and frozen food in vending machines. From 1985 to 1990, Mr. Williams was Chairman and CEO of Ameritron Corporation, a multi-business holding company.  Mr. Williams has also served a member of the board of directors of NaturalShrimp Corporation and NaturalShrimp Global, Inc. since 2001.  We believe Mr. Williams is qualified to serve on our board of directors because of his business experiences, including his experience as a director of companies in similar industries, as described above.

Gerald Easterling – Co-Founder, President and Director

Mr. Easterling has served as President and a director of NSH since its inception in 2001. Mr. Easterling has experience in the food business and related industries.  In the five years prior to the formation of NSH, Mr. Easterling was Chairman of the Board of Excel Vending Companies.  He also was President and Director of Cafe Quick Enterprises and has been a member of the board since 1988.  Mr. Easterling has also served a member of the board of directors of NaturalShrimp Corporation and NaturalShrimp Global, Inc. since 2001.  We believe Mr. Easterling is qualified to serve on our board of directors because of his business experiences, including his experience as a director of companies in similar industries, as described above.

Thomas Untermeyer – Co-Founder and Chief Technology Consultant

Mr. Untermeyer is a co-founder of NSH, has served as an engineering consultant to NSH since 2001, and is the Company’s Chief Technology Officer.  Mr. Untermeyer holds a Bachelor of Science in electrical engineering from St. Mary’s University.  Mr. Untermeyer also serves as Senior Program Manager with Southwest Research Institute, San Antonio.  Mr. Untermeyer is the inventor of the initial technology behind the computer-controlled shrimp-raising system used by the Company.

Scott Stubblefield – Director of Sales and Marketing

Mr. Stubblefield has served as Director of Sales and Marketing of NaturalShrimp Corporation since January 2011. Scott drives the company growth and marketing strategy with over 10 years of industry experience.  He is responsible for NaturalShrimp Marketing, Corporate Communications and Public Relations initiatives while representing the brand and cultivating opportunities for NaturalShrimp and solutions in new and existing markets.  Prior to joining NSH, he served in business and corporate development in the financial marketing industry for six years.  Mr. Stubblefield attended Cameron University, studying Sociology and Communications, while on a collegiate golf scholarship.

William J. Delgado – Treasurer, Chief Financial Officer (former President of Multiplayer Online Dragon, Inc.) and Director

Mr. Delgado has served as Director of the Company since May 19, 2014.  Since August 2004, Mr. Delgado has served as a Director, President, Chief Executive Officer and Chief Financial Officer of Global Digital Solutions, Inc. (“GDSI”), a publicly traded company that provides cyber arms manufacturing, complementary security and technology solutions and knowledge-based, cyber-related, culturally attuned social consulting in unsettled areas.  Effective August 12, 2013, Mr. Delgado assumed the position of Executive Vice President of GDSI. He began his career with Pacific Telephone in the Outside Plant Construction.  He moved to the network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and systems cabling. All Star Telecom was sold to International FiberCom in April 1999.  After leaving International FiberCom in 2002, Mr. Delgado became President/CEO of Pacific Comtel in San Diego, California, which was acquired by GDSI in 2004.  Mr. Delgado holds a BS with honors in Applied Economics from the University of San Francisco and Graduate studies in Telecommunications Management at Southern Methodist University.  We believe Mr. Delgado is qualified to serve on our board of directors because of his business experiences, including his experience in management and as a director of public companies, as described above.

Family Relationships

There are no other family relationships between or among any of our directors, executive officers and any incoming directors or executive officers.

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

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2014, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements, except for the following:

●	Late filing of Form 4 for Bill G. Williams in connection with acquisition of 75,520,240 shares of common stock on January 29, 2015.
●	Late filing of Form 4 for Gerald Easterling in connection with acquisition of 75,520,240 shares of common stock on January 29, 2015.
●	Late filing of Form 4 for William Delgado in connection with acquisition of 8,540,000 shares of common stock on January 29, 2015.
●	Late filing of Form 3 for Alexander Baez.
●	Late filing of Form 3 for Tom Untermeyer.
●	Late filing of Form 4 for Dragon Acquisitions LLC and William Delgado in connection with disposition of 1,400,000 shares of common stock on December 11, 2014 and February 13, 2015.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o NaturalShrimp Incorporated, 2068 North Valley Mills Road, Waco, TX 76710.

Director Nominations

As of March 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Bill G. Williams currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has adopted a written code of ethics that governs the Company’s employees, officers and directors. A copy of such code of ethics is available upon written request to the Company.

ITEM 11.	EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2015 and 2014 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Bill G. Williams	2015	$68,000						$68,000
Chairman of the Board, CEO	2014	$76,000						$76,000

Gerald Easterling	2015	$68,000						$68,000
President	2014	$84,000						$84,000

We have employment agreements in place with Bill G. Williams and Gerald Easterling.

Employment Agreements

Bill G. Williams

On April 1, 2015, the Company entered into an employment agreement with Bill G. Williams as the Company’s Chief Executive Officer.  The agreement is terminable at will and provides for a base annual salary of $96,000.  In addition, the agreement provides that the Mr. Williams is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Williams will also be entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

The agreement provides that in the event Mr. Williams is terminated without cause or resigns for good reason (each as defined in the agreement), Mr. Williams will receive, as severance, his base salary for a period of 60 months following the date of termination.  In the event of a change of control of the Company, Mr. Williams may elect to terminate the agreement within 30 days thereafter and upon such termination would receive a lump sum payment equal to 500% of his base salary.  The agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the agreement.

Gerald Easterling

On April 1, 2015, the Company entered into an employment agreement with Gerald Easterling as the Company’s Chief Executive Officer.  The agreement is terminable at will and provides for a base annual salary of $96,000.  In addition, the agreement provides that the Mr. Easterling is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Easterling will also be entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

The agreement provides that in the event Mr. Easterling is terminated without cause or resigns for good reason (each as defined in the agreement), Mr. Easterling will receive, as severance, his base salary for a period of 60 months following the date of termination.  In the event of a change of control of the Company, Mr. Easterling may elect to terminate the agreement within 30 days thereafter and upon such termination would receive a lump sum payment equal to 500% of his base salary.

The agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the agreement.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

Compensation Committee

The Company does not have a separate Compensation Committee. Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 8, 2015, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of July 8, 2015, there were 88,158,952 shares of common stock outstanding.

	Shares Beneficially	Percentage
Name and Address of Beneficial Owner(1)	Owned	Owned(2)

Directors and Executive Officers

Bill G. Williams 2086 N. Valley Mills Rd. Waco, TX 76710	75,520,240 (3)	85.66%
Gerald Easterling 2086 N. Valley Mills Rd. Waco, TX 76710	75,520,240 (4)	85.66%
Tom Untermeyer 2086 N. Valley Mills Rd. Waco, TX 76710	0	0%
Scott Stubblefield 2086 N. Valley Mills Rd. Waco, TX 76710	0	0%
William Delgado 2086 N. Valley Mills Rd. Waco, TX 76710	7,625,000 (5)	8.65%
Total:	83,145,240	94.31%

5% Stockholders

NaturalShrimp Holdings, Inc. 2086 N. Valley Mills Rd. Waco, TX 76710	75,520,240	85.66%

Dragon Acquisitions LLC 1621 Central Avenue Cheyenne, WY 82001	7,625,000	8.65%

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

(2)	Based on 87,908,834 shares of our common stock issued and outstanding as of July 8, 2015.
(3)
Bill G. Williams is the indirect owner of 75,520,240 shares of common stock, which are directly held by NaturalShrimp Holdings, Inc.  Mr. Williams is the Chairman of the Board and the Chief Executive Office of NaturalShrimp Holdings, Inc. and has shared voting and dispositive power over the shares held by NaturalShrimp Holdings, Inc.

(4)
Gerald Easterling is the indirect owner of 75,520,240 shares of common stock, which are directly held by NaturalShrimp Holdings, Inc.  Mr. Easterling is the President of NaturalShrimp Holdings, Inc. and has shared voting and dispositive power over the shares held by NaturalShrimp Holdings, Inc.

(5)
William Delgado is the indirect owner of 7,625,000 shares of common stock, which are directly held by Dragon Acquisitions LLC.  Mr. Delgado is the managing member of Dragon Acquisitions LLC and has shared voting and dispositive power over the shares held by Dragon Acquisitions LLC.

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

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Asset Purchase Transaction

On January 30, 2015, we consummated the acquisition of the Assets pursuant to the Agreement.  In accordance with the terms of the Agreement, we issued 75,520,240 shares of its common stock to NSH as consideration for the Assets.  As a result of the transaction, NSH acquired 88.62% of MYDR’s issued and outstanding shares of common stock, NSC and NS Global became MYDR’s wholly-owned subsidiaries, and MYDR changed its principal business to a global shrimp farming company.  Bill G. Williams and Gerald Easterling are both executive officers of NSH and the Company.

Bill G. Williams

The Company has entered into several working capital notes payable to Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at March 31, 2015 and 2014 was $426,404 and $442,404, respectively, and is classified as a current liability on the consolidated balance sheets.  The Company repaid $16,000 during the year ended March 31, 2015.  At March 31, 2015 and 2014, accrued interest payable was $111,784 and $76,984, respectively.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

Director Independence

Our board of directors consists of Bill G. Williams, Gerald Easterling and William Delgado.  Our securities are quoted on the OTC Markets Group, which does not have any director independence requirements.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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
Based on these standards, we have determined that none of our directors are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, WDM Chartered Accountants (“WDM”) was dismissed as the independent registered public accounting firm of the Company.  The dismissal of WDM as the independent registered public accounting firm was approved by the Company’s Board of Directors.  Effective April 11, 2015, the Board of Directors of the Company engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit the Company’s financial statements for the Company’s fiscal year ended March 31, 2015.  The following tables set forth the fees billed to the Company for professional services rendered by WDM for the years ended March 31, 2015 and 2014:

Services	2015	2014
Audit fees	$7,027	$10,205
Audit related fees	-	-
Tax fees	-	1,000
All other fees	-	-
Total fees	$7,027	$11,205

Audit Fees

The audit fees were paid for the audit services of our Annual and Quarterly reports and issuing consents for our registration statements.

Tax Fees

The tax fees were paid for reviewing various tax related matters.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm.  All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.  Our board of directors has considered the nature and amount of fees billed by WDM and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

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

10.9	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.10*	Form of Promissory Note with Shirley K. Williams, Kay Chafin and Jack Heald
10.11*	Form of Loan Agreement with Bill G. Williams
10.12*	Form of Security Agreement with Kay Chafin and Jack Heald
10.13*	Form of Line of Credit Agreement with Extraco Bank
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101*	Interactive Data Files
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date: July 28, 2015

By: /s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: July 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Bill G. Williams
Bill G. Williams	Chief Executive Officer, Chairman of the Board	Date: July 28, 2015
(Principal Executive Officer)

/s/ Gerald Easterling	President, Director	Date: July 28, 2015
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer, Director	Date: July 28, 2015
William Delgado