Form 10-Q
period 2015-06-30
NaturalShrimp Inc
filed 2015-08-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________
Commission file number:  000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2068 North Valley Mills Road Waco, TX	76710
(Address of Principal Executive Offices)	(Zip Code)

(646) 653-1910
(Registrant’s telephone number, including area code)

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of August 13, 2015, there were 88,508,734 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$216,512	$220,874
Accounts receivable	3,203	3,203

Total current assets	219,715	224,077

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	893,851	893,234
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,106,964)	(1,086,464)

Fixed assets, net	1,353,464	1,373,347

Other assets
Deposits	11,500	11,500
Total other assets	11,500	11,500

Total assets	$1,584,679	$1,608,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payble	$191,454	$181,759
Accrued interest - related parties	231,956	238,010
Other accrued expenses	265,572	149,421
Lines of credit	774,369	774,625
Notes payable - related parties	523,692	560,954
Notes payable in default - related party	2,305,953	2,305,953
Current portion of long-term debt	27,009	27,009

Total current liabilities	4,320,005	4,237,731

Total liabilities	4,320,005	4,237,731

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock, $0.01 par value, 300,000,000 shares authorized, 88,183,029 and 86,777,382 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	8,818	8,678
Additional paid in capital	24,567,858	24,078,062
Subscription stock receivable	(50,000)	(25,001)
Accumulated deficit	(27,262,002)	(26,690,546)

Total stockholders' deficit	(2,735,326)	(2,628,807)

Total liabilities and stockholders' deficit	$1,584,679	$1,608,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2015	June 30, 2014

Sales	$-	$924

Cost of sales	23,311	24,088

Gross loss	(23,311)	(23,164)

Operating expenses
General and administrative	489,552	108,235
Depreciation	20,500	18,234
Loss on extinguishment of debt	10,759	-
Total operating expenses	520,811	126,469

Operating (loss) before other income (expense)	(544,122)	(149,633)

Other income (expense)
Interest expense	(31,004)	(35,083)
Other income	3,670	-
Total other income (expense)	(27,334)	(35,083)

Loss before income taxes	(571,456)	(184,716)

Income taxes	-	-

Net loss	$(571,456)	$(184,716)

EARNINGS PER SHARE (Basic)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	86,940,992	9,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(571,456)	$(184,716)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	20,500	18,234
Loss on extinguishment of debt	10,759	-
Changes in operating assets and liabilities:
Accounts receivable	-	(72)
Other assets	-	(11,000)
Accounts payable	9,695	75,004
Accrued expenses	140,078	-
Accounts payable - Related parties	(6,054)	26,447
CASH USED IN OPERATING ACTIVITIES	(396,478)	(76,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(617)	-
CASH USED IN INVESTING ACTIVITIES	(617)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	-	(4,391)
Payment of related party debt	(2,262)	(800)
Line of credit	(256)	(506)
Proceeds from sale of stock pre reverse acquisition	-	81,000
Proceeds from sale of stock post reverse acquisition	395,251	-
CASH PROVIDED BY FINANCING ACTIVITIES	392,733	75,303

NET CHANGE IN CASH	(4,362)	(800)
CASH AT BEGINNING OF PERIOD	220,874	11,749
CASH AT END OF PERIOD	$216,512	$10,949

INTEREST PAID	$13,131	$8,636

NON-CASH TRANSACTIONS:
Shares issued receivable	$50,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NaturalShrimp Incorporated is a global shrimp farming company that has developed a technology to produce fresh, gourmet-grade shrimp reliably and economically in an indoor, re-circulating, saltwater facility.  The Company’s eco-friendly, bio-secure design does not rely on ocean water; it recreates the natural ocean environment allowing for high-density production which can be replicated anywhere in the world.

The Company’s self-contained shrimp aquiculture system allows for the production of Pacific White (Litopenaeus vannamei, formerly Penaeus vannamei) shrimp in an ecologically controlled fully contained and independent production system without the use of antibiotics or toxic chemicals.  The Company has developed several proprietary technology assets, including a knowledge base that allows the production of commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production.

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

As discussed in Note 9, on January 30, 2015, MYDR consummated the acquisition of the Assets pursuant to the Agreement.  In accordance with the terms of the Agreement, MYDR effected a 1 for 10 reverse stock split, decreasing the issued and outstanding shares of our common stock from 97,000,000 to 9,700,000 and MYDR issued 75,520,240 shares of its common stock to NSH as consideration for the Assets.  As a result of the transaction, NSH acquired 88.62% of MYDR’s issued and outstanding shares of common stock, NSC and NS Global became MYDR’s wholly-owned subsidiaries, and MYDR changed its principal business to a global shrimp farming company.  All per share amounts reflected hereafter give effect to the 1-for-10 reverse split.

The Company has two wholly owned subsidiaries including NaturalShrimp Corporation and NaturalShrimp Global, Inc.

In connection with MYDR’s receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective March 3, 2015, MYDR amended its Articles of Incorporation to change its name to “NaturalShrimp Incorporated” (the “Company”).

As used in this report and unless otherwise indicated, the term “Company” refers to NaturalShrimp Incorporated and the Company’s wholly-owned subsidiaries (“Subsidiaries”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (GAAP).  The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Consolidation
The condensed consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp Corporation and NaturalShrimp Global.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Acquisitions

Identification of the Accounting Acquirer

The Company considers factors in ASC 805-10-55-10 through 55-15 in identifying the accounting acquirer.  The Company uses the existence of a controlling financial interest to identify the acquirer - the entity that obtains control of the acquiree.  Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following:  (a) The relative voting rights in the combined entity after the business combination, where the acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities; (b) the existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest, and where the acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity; (c) the composition of the governing body of the combined entity, where the acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity; (d) the composition of the senior management of the combined entity, where the acquirer usually is the combining entity whose former management dominates the management of the combined entity; and (e) the terms of the exchange of equity interests, where the acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities, where the acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

Pursuant to ASC Paragraph 805-40-05-2, as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity.  In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired.  However, application of the guidance in ASC 805-10-55-11 through 55-15 results in identifying: (a) The public entity as the acquiree for accounting purposes (the accounting acquiree); and (b) the private entity as the acquirer for accounting purposes (the accounting acquirer).

Measuring the Consideration Transferred and Non-Controlling Interest

Pursuant to ASC 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree.  Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer.  Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition.  The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree.  The assets and liabilities of the legal acquiree are measured and recognized in the condensed consolidated financial statements at their pre-combination carrying amounts (see ASC 805-40-45-2(a)).  Therefore, in a reverse acquisition, the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of the legal acquiree’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

Presentation of Condensed Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC 805-40-45-1 and 45-2, condensed consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.  That adjustment is required to reflect the capital of the legal parent (the accounting acquiree).  Comparative information presented in those condensed consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree).  The condensed consolidated financial statements reflect all of the following: (a) The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts; (b) the assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "business combinations"; (c) the retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination; (d) the amount recognized as issued equity interests in the condensed consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this topic applicable to business combinations.  However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination.

Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition; and (e) the non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in ASC 805-40-25-2 and 805-40-30-3.

Pursuant to ASC 805-40-45-4 and 45-5, in calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: (a) The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement; and (b) the number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.  The basic EPS for each comparative period before the acquisition date presented in the condensed consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): (a) The income of the legal acquiree attributable to common shareholders in each of those periods; and (b) the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

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

Basic and Fully Diluted Net Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the condensed consolidated financial statements are computed in accordance ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

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

The condensed consolidated statements of operations reflect depreciation expense of $20,500 and $18,234 for the three months ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation - Stock Compensation, where any such compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.  The Company accounts for stock-based compensation to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, and is valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.  The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.  Once the stock is issued the appropriate expense account is charged.  All stock-based compensation currently issued is 100% vested.

As of June 30, 2015 and June 30, 2014 there have been no option expenses incurred by the Company.

Recently Issued Accounting Pronouncements

During the three months ended June 30, 2015 and through July 28, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  Currently, there is no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  For the period ended June 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern.  While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended June 30, 2015, the Company incurred losses from operations of $571,456.  At June 30, 2015, the Company had an accumulated deficit of $27,262,002 and a working capital deficit of $4,100,290.  The Company’s ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the three months ended June 30, 2015, the Company received net cash proceeds of $395,251 from the additional sales of common stock.  Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements.  The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  We are continuing to pursue external financing alternatives to improve our working capital position.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The Company plans to improve the growth rate of the shrimp and the environmental conditions of its production facilities.  Management also plans to acquire a hatchery in which the Company can better control the environment in which to develop the post larvaes.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – LINES OF CREDIT

The Company has a working capital line of credit with Community National Bank.  On August 28, 2013, the Company renewed the line of credit for $30,000.  The line of credit bears an interest rate of 7.3% and is payable quarterly.  The line of credit matured on February 28, 2014 and was renewed by the Company with a maturity date of June 10, 2017.  It is secured by various assets of the Company’s subsidiaries, and is also guaranteed by two directors of the Company.  The balance of the line of credit at June 30, 2015 and March 31, 2015 was $27,009 and $27,009, respectively.

The Company also has a working capital line of credit with Extraco Bank.  On March 12, 2015, the Company renewed the line of credit for $475,000.  The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly.  The line of credit matures on March 12, 2016, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the line of credit is $473,029 and $473,029 at June 30, 2015 and March 31, 2015, respectively.

The Company has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2015 and March 30, 2015, with maturity dates of January 19, 2016 and April 30, 2016, respectively.  The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 and $278,470 at June 30, 2015 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Capital One Bank for $50,000.  The line of credit bears an interest rate of prime plus 3.89 basis points, which totaled 7.14% as of June 30, 2015 and March 31, 2015.  The line of credit matures on December 12, 2015 and is unsecured.  The balance of the line of credit was $9,580 and $9,890 at June 30, 2015 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Chase Bank for $25,000.  The line of credit bears an interest rate of prime plus 3.55 basis points, which totaled 6.80% as of June 30, 2015 and March 31, 2015.  The line of credit matures on October 30, 2015 and is secured by assets of the Company’s subsidiaries.  The balance of the line of credit was $13,289 and $13,687 at June 30, 2015 and March 31, 2015, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

Between April 1, 2015 and June 30, 2015, NaturalShrimp Incorporated entered into a form of subscription agreement and consummated initial closings of a private placement offering of the Company’s common stock (the “Offering”).  For the three months ended June 30, 2015, an aggregate of 1,211,038 shares of common stock had been sold to investors pursuant to the Offering.

On May 28, 2015, the Company reached an agreement with certain shareholders in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $10,759.

NOTE 5 – OPTIONS AND WARRANTS

The Company has not granted any options or warrants since inception.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (the “BCS Note”), a shareholder of the Company, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly.  The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas.  Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of the Company.  The balance of the note at June 30, 2015 and March 31, 2015 was $2,004,820 and $2,004,820, respectively, and is classified as a current liability on the condensed consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (the “BCS Subordinated Note”) to provide working capital to pay accrued interest due under the BCS Note and other operating expenses.  On April 7, 2009, the BCS Subordinated Note was increased to $125,000 to provide additional working capital for the Company.  The balance of the BCS Subordinated Note at June 30, 2015 and March 31, 2015 was $2,431,224 and $2,305,953, respectively, and is classified as a current liability on the condensed consolidated balance sheets.  During the three months ended June 30, 2015 and 2014, the Company incurred $8,528 and $18,664 in interest expense on the subordinated note.  At June 30, 2015 and March 31, 2015, accrued interest payable was $109,287 and $101,760, respectively.

On January 25, 2010, the Company received notice from BCS notifying it that the Company was in default of its obligations to BCS and that both the BCS Note and the BCS Subordinated Note, as well as all accrued interest, fees and expenses, were payable in full.  Pursuant to a forbearance agreement dated January 25, 2010, BCS agreed to forbear from exercising any remedies available under both the BCS Note and the BCS Subordinated Note until January 25, 2011, or when the Company fails to promptly perform any of its covenants or obligation under the forbearance agreement, whichever occurs first.  In 2015, a fifth forbearance agreement was executed extending the forbearance terms to December 31, 2016.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at June 30, 2015 and March 31, 2015 was $426,404 and $426,404, respectively, and is classified as a current liability on the condensed consolidated balance sheets.  At June 30, 2015 and March 31, 2015, accrued interest payable was $120,312 and $111,784, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000.  The note bears interest at 6.0% and is payable upon maturity on January 20, 2011.  In addition, the Company issued 100,000 shares of common stock for consideration.  The shares were valued at the date of issuance at fair market value.  The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note.  The assignment of a value to the shares resulted in a financing fee being recorded for the same amount.  The note is unsecured.  The balance of the note at June 30, 2015 and March 31, 2015 was $50,000, respectively, and is classified as a current liability on the condensed consolidated balance sheets.  Interest expense on the note was $501 and $501 during the three months ended June 30, 2015 and 2014, respectively.  At June 30, 2015 and March 31, 2015, accrued interest payable was $795 and $795, respectively.

Beginning in 2009, the Company started entering into notes payable with various shareholders of the Company.  The notes bear interest at 15.0% and are payable generally twelve months from the date of the note.  The notes are collateralized by the shrimp crop attributable to the post larvaes (PLs) acquired from the note proceeds.  On May 28, 2015 the Company reached an agreement with these various shareholders in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $10,759.  At March 31, 2015 the balance of these notes totaled $35,000 and is classified as current liabilities on the condensed consolidated balance sheets.  Interest expense on these notes totaled $1,313 during the three months ended June 30, 2015 and 2014.  At June 30, 2015 and March 31, 2015, accrued interest payable was $657 and $23,271, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%.  The balance of these notes at June 30, 2015 and March 31, 2015 was $49,550 and $49,550, respectively, and is classified as a current liability on the condensed consolidated balance sheets.  At March 31, 2015 and 2014, accrued interest payable was $400 and $400, respectively.

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

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2015 and March 31, 2015, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution.  Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of June 30, 2015 and March 31, 2015, the Company’s cash balance did not exceed FDIC coverage.

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

Each Employment Agreement provides that in the event employee is terminated without cause or resigns for good reason (each as defined in their Employment Agreements), the employee will receive, as severance and employee’s base salary for a period of sixty months following the date of termination.  In the event of a change of control of the Company, the employee may elect to terminate the Employment Agreement within 30 days thereafter and upon such termination would receive a lump sum payment equal to 500% of the employee’s base salary.

Each Employment Agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the employee’s Employment Agreement.

NOTE 11 – SUBSEQUENT EVENTS

For the period from July 1, 2015 through August 13, 2015, the Company issued shares as follows:

Number of Shares
Issuance of common stock for cash at $0.35 per share	297,000
Issuance of common stock for services performed	29,000

As of August 13, 2015, the Company had outstanding 88,508,734 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements made in this quarterly report on Form 10-Q include statements about

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended March 31, 2015, and filed on July 28, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to NaturalShrimp Incorporated, inclusive of our wholly-owned subsidiaries, NaturalShrimp Corporation and NaturalShrimp Global, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

We are a biotechnology company and have developed a proprietary technology that allows us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities.  Our system uses technology which allows us to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals.  We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production.  Our initial production facility is located outside of San Antonio, Texas.

NS Global, a wholly owned subsidiary of NaturalShrimp Incorporated., owns a percentage of NaturalShrimp International A.S. in Europe.  Our European-based partner, NaturalShrimp International A.S., Oslo, Norway is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L.  The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility should be completed in 2015.  Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

On June 15, 2015, we announced the expansion of our indoor shrimp operations.  We expect that this will enable us to begin expanding our current indoor shrimp production system to launch commercial shrimp sales in August of this year.  Wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $10.00 per pound F.O.B.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning any significant revenues until our fiscal second quarter.

Expenses

Our expenses for the three months ended June 30, 2015 are summarized as follows in comparison to our expenses for three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014
Salaries and related expenses	$79,418	$56,475
Rent	3,660	1,000
Professional fees	270,226	1,500
Other general and administrative expenses	136,248	49,260
Depreciation	20,500	18,234
Loss on extinguishment of debt	10,759	-
Total	$520,811	$126,469

Operating expenses increased $394,342 from $126,469 for the three months ended June 30, 2014, as compared to $520,811 for the three months ended June 30, 2015, an increase of 312%.  The primary reason for the increase is due to increases in professional service fees and the increase in other general and administrative expenses both associated with public company requirements in the three months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital Deficiency

	June 30,	March 31,
	2015	2014
Current assets	$219,715	$224,077
Current liabilities	4,320,005	4,237,731
Working capital deficiency	$4,100,290	$4,013,654

The decrease in current assets is mainly due to a decrease of $4,362 in cash.  The increase in current liabilities is mainly due to a $116,151 increase in accrued expenses, as we continue development of our business model to grow shrimp.

Cash Flows

	Three Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(396,478)	$(76,103)
Net cash used in investing activities	(617)	-
Net cash provided by financing activities	392,733	75,303
Decrease in cash and cash equivalents	$(4,362)	$(800)

The increase in net cash used in operating activities in the three months ended June 30, 2015 as compared to the same period last year is mainly related to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Given our cash position of approximately $192,000 as of August 11, 2015, management believes that our cash on hand and working capital are sufficient to meet our current anticipated cash requirements through December 31, 2015.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to June 30, 2015 of $27,262,002, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following June 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Cash Requirements

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

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, including an

Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”).  The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The presentation and disclosure requirements in Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited condensed consolidated financial statements as of December 31, 2014.  We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited condensed consolidated financial statements as of December 31, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent.  Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments in this Update provide that guidance.  In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  For the period ended March 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern.  While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2015, based on the material weaknesses defined below:

(i)           inadequate segregation of duties consistent with control objectives; and
(ii)          ineffective controls over period end financial disclosure and reporting processes.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the future:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and
(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended June 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2015, we hired additional accounting consultants to assist with our internal controls and financial reporting.  However, due to our limited staff and small size, we expect that our internal controls will be limited for the foreseeable future.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our Subsidiaries or has a material interest adverse to our company or our Subsidiaries.

ITEM 1A.  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From May 29, 2015 through August 10, 2015, we sold an aggregate of 709,430 shares of common stock to accredited investors for gross aggregate proceeds of $248,300 pursuant to a private placement offering.

The above sales of securities were conducted by the Company on a “best efforts” basis wherein up to 7,142,858 shares of common stock at a price of $0.35 per share were available to be sold, for an aggregate purchase price of $2,500,000, may be sold.  The issuance of the shares was exempt from registration in reliance upon Regulation D of the Securities Act.  The Company intends to use the proceeds of the offering for general corporate purposes, including working capital needs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

No.	Description
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 19, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By:  /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer
(Principal Executive Officer)
Date:  August 14, 2015

By:  /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  August 14, 2015