Form 10-Q
period 2015-09-30
NaturalShrimp Inc
filed 2015-11-16
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400 North Central Expressway, Suite #910 Dallas, Texas	75231
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 12, 2015, there were 89,094,446 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$75,050	$220,874
Accounts receivable	3,203	3,203

Total current assets	78,253	224,077

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	903,094	893,234
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,127,464)	(1,086,464)

Fixed assets, net	1,342,207	1,373,347

Other assets
Deposits	11,500	11,500

Total other assets	11,500	11,500

Total assets	$1,431,960	$1,608,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$436,450	$181,759
Accrued interest - related parties	270,400	238,010
Other accrued expenses	37,914	149,421
Lines of credit	794,980	801,634
Notes payable - related parties	520,156	560,954
Notes payable in default - related party	2,305,953	2,305,953

Total current liabilities	4,365,853	4,237,731

Total liabilities	4,365,853	4,237,731

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized 89,094,446 and 86,777,382 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	8,910	8,678
Additional paid in capital	25,236,373	24,078,062
Subscription stock receivable	(20,500)	(25,001)
Stock not yet issued	-	-
Accumulated deficit	(28,158,676)	(26,690,546)

Total stockholders' deficit	(2,933,893)	(2,628,807)

Total liabilities and stockholders' deficit	$1,431,960	$1,608,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales	$-	$-	$-	$924

Operating expenses
Facility operations	90,803	27,663	114,114	51,751
General and administrative	437,951	503,299	927,503	611,534
Depreciation	20,500	18,234	41,000	36,468

Total operating expenses	549,254	549,196	1,082,617	699,753

Net operating loss	(549,254)	(549,196)	(1,082,617)	(698,829)

Other income (expense)
Interest expense	(41,670)	(38,265)	(72,674)	(73,348)
Other income	2,860	-	6,530	-
Loss on extinguishment of debt	(308,610)	-	(319,369)	-

Total other income (expense)	(347,420)	(38,265)	(385,513)	(73,348)

Loss before income taxes	(896,674)	(587,461)	(1,468,130)	(772,177)

Income taxes	-	-	-	-

Net loss	$(896,674)	$(587,461)	$(1,468,130)	$(772,177)

EARNINGS PER SHARE (Basic)	$(0.01)	$(0.06)	$(0.02)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	88,630,450	9,700,000	87,967,486	9,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,468,130)	$(772,177)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	49,999	-
Depreciation expense	41,000	36,468
Loss on extinguishment of debt	319,369	-
Changes in operating assets and liabilities:
Accounts receivable	-	(72)
Other assets	-	(11,000)
Accounts payable	254,690	24,092
Other accrued expenses	(87,580)	(2,890)
Accrued interest - related parties	32,390	54,089

CASH USED IN OPERATING ACTIVITIES	(858,262)	(671,490)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for purchase of fixed assets	(9,860)	-

CASH USED IN INVESTING ACTIVITIES	(9,860)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	-	170
Payment on long-term debt	-	(35,600)
Payment of related party notes payable	(5,798)	(16,000)
Lines of credit	(6,653)	42,246
Proceeds from sale of stock - pre reverse acquisition	-	739,000
Proceeds from sale of stock - post reverse acquisition	734,749	-

CASH PROVIDED BY FINANCING ACTIVITIES	722,298	729,816

NET CHANGE IN CASH	(145,824)	58,326

CASH AT BEGINNING OF PERIOD	220,874	11,749

CASH AT END OF PERIOD	$75,050	$70,075

INTEREST PAID	$40,284	$19,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s self-contained shrimp agriculture system allows for the production of Pacific White (Litopenaeus vannamei, formerly Penaeus vannamei) shrimp in an ecologically controlled fully contained and independent production system without the use of antibiotics or toxic chemicals.  The Company has developed several proprietary technology assets, including a knowledge base that allows the production of commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production.

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

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

As used in this report and unless otherwise indicated, the term “Company” refers to NaturalShrimp Incorporated and the Company’s wholly-owned subsidiaries (“Subsidiaries”).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2015 (including the notes thereto) set forth on Form 10-K.  The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Consolidation

The condensed consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp Corporation, NaturalShrimp Global and Natural Aquatic Systems, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Fully Diluted Net Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the condensed consolidated financial statements are computed in accordance ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  There were no potentially dilutive securities were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation - Stock Compensation, where any such compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.  The Company accounts for stock-based compensation to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, and is valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and recognized as expense over the service period.  The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.  Once the stock is issued the appropriate expense account is charged.  All stock-based compensation currently issued is 100% vested.

As of September 30, 2015 and 2014 there have been no option expenses incurred by the Company.

Recently Issued Accounting Pronouncements

During the six months ended September 30, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  Currently, there is no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  For the period ended September 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern.  While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended September 30, 2015, the Company incurred losses from operations of $1,468,130.  At September 30, 2015, the Company had an accumulated deficit of $28,158,676 and a working capital deficit of $4,287,600.  The Company’s ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the six months ended September 30, 2015, the Company received net cash proceeds of $734,749 from the additional sales of common stock.  Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements.  The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  We are continuing to pursue external financing alternatives to improve our working capital position.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

NOTE 3 – LINES OF CREDIT

The Company has a working capital line of credit with Community National Bank.  On August 28, 2013, the Company renewed the line of credit for $30,000.  The line of credit bears an interest rate of 7.3% and is payable quarterly.  The line of credit matured on February 28, 2014 and was renewed by the Company with a maturity date of June 10, 2017.  It is secured by various assets of the Company’s subsidiaries, and was guaranteed by two directors of the Company.  The balance of the line of credit at September 30, 2015 and March 31, 2015 was $21,143 and $27,009, respectively.

The Company also has a working capital line of credit with Extraco Bank.  On March 12, 2015, the Company renewed the line of credit for $475,000.  The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly.  The line of credit matures on March 12, 2016, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the line of credit is $473,029 and $473,029 at September 30, 2015 and March 31, 2015, respectively.

The Company has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2015 and March 30, 2015, with maturity dates of January 19, 2016 and April 30, 2016, respectively.  The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 and $278,470 at September 30, 2015 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Capital One Bank for $50,000.  The line of credit bears an interest rate of prime plus 3.89 basis points, which totaled 7.14% as of September 30, 2015 and March 31, 2015.  The line of credit matures on December 12, 2015 and is unsecured.  The balance of the line of credit was $9,580 and $9,580 at September 30, 2015 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Chase Bank for $25,000.  The line of credit bears an interest rate of prime plus 3.55 basis points, which totaled 6.80% as of September 30, 2015 and March 31, 2015.  The line of credit matures on October 30, 2015 and is secured by assets of the Company’s subsidiaries.  The balance of the line of credit was $12,759 and $13,546 at September 30, 2015 and March 31, 2015, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

Between April 1, 2015 and September 30, 2015, NaturalShrimp Incorporated entered into a form of subscription agreement and consummated initial closings of a private placement offering of the Company’s common stock (the “Offering”).  For the six months ended September 30, 2015, an aggregate of 2,089,390 shares of common stock had been sold to investors pursuant to the Offering for cash proceeds of $734,749.

During the six months ended September 30, 2015, the Company reached an agreement with certain vendors in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.

On August 7, 2015, the Company reached an agreement with a professional advisor in which the Company issued 28,571 shares of common stock with a fair value of $49,999.  This amount was recorded as stock compensation cost for the three months ended September 30, 2015.

NOTE 5 – OPTIONS AND WARRANTS

The Company has not granted any options or warrants since inception.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (the “BCS Note”), a related party and shareholder of the Company, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly.  The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas.  Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of the Company.  The balance of the note at September 30, 2015 and March 31, 2015 was $2,004,820 and $2,004,820, respectively, and classified as a current liability on the condensed consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (the “BCS Subordinated Note”) to provide working capital to pay accrued interest due under the BCS Note and other operating expenses.  On April 7, 2009, the BCS Subordinated Note was increased by $125,000 to provide additional working capital for the Company.  The balance of the BCS Subordinated Note at September 30, 2015 and March 31, 2015 was $2,305,953 and $2,305,953, respectively, and is classified as a current liability on the consolidated balance sheets.  During the six months ended September 30, 2015 and 2014, the Company incurred $37,611 and $32,388 in interest expense on the subordinated note.  At September 30, 2015 and March 31, 2015, accrued interest payable was $139,371 and $101,760, respectively.

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

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at September 30, 2015 and March 31, 2015 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets.  At September 30, 2015 and March 31, 2015, accrued interest payable was $128,840 and $111,784, respectively.

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000.  The note bears interest at 6.0% and is payable upon maturity on January 20, 2011.  In addition, the Company issued 100,000 shares of common stock for consideration.  The shares were valued at the date of issuance at fair market value.  The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note.  The assignment of a value to the shares resulted in a financing fee being recorded for the same amount.  The note is unsecured.  The balance of the note at September 30, 2015 and March 31, 2015 was $50,000, respectively, and is classified as a current liability on the condensed consolidated balance sheets.  Interest expense on the note was $1,528 and $1,512 during the six months ended September 30, 2015 and 2014, respectively.  At September 30, 2015 and March 31, 2015, accrued interest payable was $795 and $795, respectively.

Beginning in 2009, the Company started entering into notes payable with various shareholders of the Company.  The notes bear interest at 15.0% and are payable generally twelve months from the date of the note.  The notes are collateralized by the shrimp crop attributable to the post larvaes (PLs) acquired from the note proceeds.  On May 28, 2015 the Company reached an agreement with these various shareholders in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $10,759.  At March 31, 2015 the balance of these notes totaled $35,000 and is classified as current liabilities on the condensed consolidated balance sheets.  Interest expense on these notes totaled $1,313 during the six months ended September 30, 2015 and 2014.  At September 30, 2015 and March 31, 2015, accrued interest payable was $0 and $23,271, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%.  The balance of these notes at September 30, 2015 and March 31, 2015 was $43,752 and $49,550, respectively, and classified as a current liability on the condensed consolidated balance sheets.  At September 30, 2015 and March 31, 2015, accrued interest payable was $600 and $400, respectively.

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

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2015 and March 31, 2015, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution.  Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of September 30, 2015 and March 31, 2015, the Company’s cash balance did not exceed FDIC coverage.

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

NOTE 11 – SUBSEQUENT EVENTS

For the period from October 1, 2015 through November 12, 2015 the Company sold shares as follows.  As of the date of this report, these shares have not been issued:

Number of Shares
Common stock for cash at $0.35 per share	44,285

As of November 12, 2015, the Company had outstanding 89,094,446 shares of common stock.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended March 31, 2015, and filed on July 28, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	the commercial success of our products;
●	intellectual property claims brought by third parties;
●	the impact of any industry regulation; and
●	other factors discussed under the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended March 31, 2015.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to NaturalShrimp Incorporated, inclusive of our wholly-owned subsidiaries, NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L.  The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility and was completed in 2015.  Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

On June 15, 2015, we announced the expansion of our indoor shrimp operations.  We expect that this will enable us to begin expanding our current indoor shrimp production system to launch commercial shrimp sales in August of this year.  Wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $10.00 per pound F.O.B.

On October 16, 2015, we formed Natural Aquatic Systems, Inc. (“NAS”).  The purpose of the NAS is to formalize the business relationship between NaturalShrimp Incorporated and F&T Water Solutions LLC for the joint development of certain water technologies.  The technologies shall include, but are not limited to, any and all inventions, patents, intellectual property and know-how dealing with enclosed aquatic production systems worldwide.  This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas.

Development Plan

Our plan of operation over the next 24 months is to:

Domestically

●	Secure capital and upgrade the existing research and development facility located in La Coste, Texas;
●	Begin the retrofit of existing system to a commercial shrimp production pilot plant;
●	Following the completion of a capital raise and new production system build-out in La Coste, TX, identify and build-out up to six shrimp production systems in major market areas; and
●	Begin build-out of one full scale production system per month.

Internationally

●	Begin proprietary genetics and hatchery programs;
●	Build hatchery at Medina del Campo facility;
●
Work with NaturalShrimp AS, a minority owned entity, to secure additional capital to build additional production systems at the Gamba Natural operations located outside of Madrid, Spain in Medina del Campo; and

●	Locate additional target markets and initiate five-year system rollout for Europe and other world markets as cash flow and capital allow.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning any significant revenues until our fiscal fourth quarter.

Expenses

Our operating expenses for the three months ended September 30, 2015 summarized as follows in comparison to our expenses for three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014
Facility operations	$90,803	$27,663
Salaries and related expenses	152,599	220,579
Rent	6,561	1,500
Professional fees	186,427	20,360
Other general and administrative expenses	92,364	260,860
Depreciation	20,500	18,234

Total	$549,254	$549,196

General and administrative expenses increased $58 from $549,254 for the three months ended September 30, 2015, as compared to $549,196 for the three months ended September 30, 2014, an increase of 0%.  The primary reason for the increase is due to increases in professional service fees reduced by a decrease in other general and administrative expenses. The increase in professional fees are associated with public company requirements in the three months ended September 30, 2015.

Comparison of the Six Months Ended September 30, 2015 to the Six Months Ended September 30, 2014

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning any significant revenues until our fiscal second quarter.

Expenses

Our general and administrative expenses for the six months ended September 30, 2015 summarized as follows in comparison to our expenses for three months ended September 30, 2014:

	Six Months Ended September 30,
	2015	2014
Facility operations	114,114	51,751
Salaries and related expenses	$199,584	$272,980
Rent	10,220	2,500
Professional fees	456,653	21,860
Other general and administrative expenses	261,046	314,194
Depreciation	41,000	36,468

Total	$1,082,617	$699,753

Operating expenses increased $382,864 from $1,082,617 for the six months ended September 30, 2015, as compared to $699,753 for the six months ended September 30, 2014, an increase of 55%.  The primary reason for the increase is due to increases in professional service fees associated with public company requirements in the six months ended September 30, 2015.

Liquidity and Capital Resources

Working Capital Deficiency

	September 30,	March 31,
	2015	2015
Current assets	$78,253	$224,077
Current liabilities	4,365,853	4,237,731
Working capital deficiency	$4,287,600	$4,013,654

The decrease in current assets is mainly due to a decrease of $145,824 in cash.  The increase in current liabilities is mainly due to a $175,573 increase in accounts payable and accrued expenses, as we continue development of our business model to grow shrimp.

Cash Flows

	Six Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(858,261)	$(671,490)
Net cash used in investing activities	(9,860)	-
Net cash provided by financing activities	722,297	729,816
Decrease in cash and cash equivalents	$(145,825)	$58,326

The increase in net cash used in operating activities in the six months ended September 30, 2015 as compared to the same period last year is related to the increase in operating expenses.

Given our cash position of approximately $14,000 as of November 12, 2015, management believes that we will need additional cash to fund our working capital needs through December 31, 2015.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to September 30, 2015 of $28,158,676, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following September 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our continuing research and development activities, production activities and general and administrative expenses.  These alternatives include raising funds through public or private equity and/or debt markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Recent Accounting Pronouncements

During the six months ended September 30, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2015, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended September 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From October 6, 2015 through November 11, 2015, we sold an aggregate of 44,285 shares of common stock to accredited investors for gross aggregate proceeds of $15,500 pursuant to a private placement offering.

The above sales of securities conducted by the Company on a “best efforts” basis wherein up to 7,142,858 shares of common stock at a price of $0.35 per share were available to be sold, for an aggregate offering of up to $2,500,000.  The shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws for offerings to "accredited investors" as such term is defined in the Securities Act, based upon representations made by such investors.  The Company intends to use the proceeds of the offering for general corporate purposes, including working capital needs.

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
Date:  November 16, 2015

By:  /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  November 16, 2015