Form 10-Q
period 2015-12-31
NaturalShrimp Inc
filed 2016-02-16
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

As of February 11, 2016, there were 89,399,012 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$39,998	$220,874
Accounts receivable	-	3,203

Total current assets	39,998	224,077

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	929,214	893,234
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,151,714)	(1,086,464)

Fixed assets, net	1,344,077	1,373,347

Other assets
Deposits	11,500	11,500

Total other assets	11,500	11,500

Total assets	$1,395,575	$1,608,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term note and Lines of credit	$790,257	$801,634
Accounts payable	593,247	181,759
Accrued interest - related parties	298,961	238,010
Other accrued expenses	37,914	149,421
Notes payable - related parties	520,156	560,954
Notes payable in default - related party	2,305,953	2,305,953

Total current liabilities	4,546,488	4,237,731

Total liabilities	4,546,488	4,237,731

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized 89,384,728 and 86,777,382 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	8,939	8,678
Additional paid in capital	25,337,944	24,078,062
Subscription stock receivable	(100)	(25,001)
Accumulated deficit	(28,497,696)	(26,690,546)

Total stockholders' deficit	(3,150,913)	(2,628,807)

Total liabilities and stockholders' deficit	$1,395,575	$1,608,924

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Sales	$-	$-	$-	$924

Operating expenses
Facility operations	37,603	26,461	151,717	78,212
General and administrative	241,377	337,319	1,168,880	948,853
Depreciation	24,250	14,734	65,250	62,202

Total operating expenses	303,230	378,514	1,385,847	1,089,267

Net operating loss	(303,230)	(378,514)	(1,385,847)	(1,088,343)

Other income (expense)
Interest expense	(35,790)	(39,122)	(108,464)	(112,470)
Other income	-	-	6,530	-
Loss on extinguishment of debt	-	-	(319,369)	-

Total other income (expense)	(35,790)	(39,122)	(421,303)	(112,470)

Loss before income taxes	(339,020)	(417,636)	(1,807,150)	(1,200,813)

Income taxes	-	-	-	-

Net loss	$(339,020)	$(417,636)	$(1,807,150)	$(1,200,813)

EARNINGS PER SHARE (Basic)	$(0.00)	$(0.04)	$(0.02)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	89,170,979	9,700,000	88,376,497	9,700,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,807,150)	$(1,200,813)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	49,999	377,500
Depreciation expense	65,250	62,202
Loss on extinguishment of debt	319,369	-
Changes in operating assets and liabilities:
Accounts receivable	3,203	(72)
Prepaid expenses and other current assets	-	(1,000)
Deposits	-	(11,000)
Accounts payable	411,488	15,497
Other accrued expenses	(87,580)	(2,249)
Accrued interest - related parties	60,951	80,388

CASH USED IN OPERATING ACTIVITIES	(984,470)	(679,547)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for purchase of fixed assets	(35,980)	(301)

CASH USED IN INVESTING ACTIVITIES	(35,980)	(301)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	-	170
Payment on long-term debt	-	(35,600)
Payment of related party notes payable	(5,798)	(16,000)
Borrowing on Short-Term Note and Lines of credit	38,000
Repayment of Lines of credit	(49,377)	38,903
Proceeds from sale of stock - pre reverse acquisition	-	731,500
Proceeds from sale of stock - post reverse acquisition	856,749	-

CASH PROVIDED BY FINANCING ACTIVITIES	839,574	718,973

NET CHANGE IN CASH	(180,876)	39,125

CASH AT BEGINNING OF PERIOD	220,874	11,749

CASH AT END OF PERIOD	$39,998	$50,874

INTEREST PAID	$47,513	$32,082

Supplemental Disclosure of Non-Cash Investing and Financial Activities:
Common Stock issued in Settlement of Notes Payable-Related Party	$35,000	$-

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

On November 26, 2014, Multiplayer Online Dragon, Inc., a Nevada corporation (“MYDR”), entered into an Asset Purchase Agreement (the “Agreement”) with NaturalShrimp Holdings, Inc., a Delaware corporation (“NSH” or the “Company”), pursuant to which MYDR was to acquire substantially all of the assets of NSH, which assets consist primarily of all of the issued and outstanding shares of capital stock of NaturalShrimp Corporation (“NSC”), a Delaware corporation, and NaturalShrimp Global, Inc. (“NS Global”), a Delaware corporation, and certain real property located outside of San Antonio, Texas (the “Assets”).

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

Basis of Presentation

The  consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2015 (including the notes thereto) set forth on Form 10-K.  The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

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

Basic and Fully Diluted Net Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the  consolidated financial statements are computed in accordance ASC 260 – 10, Earnings per Share, which establishes the requirements for presenting EPS.  Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  There were no potentially dilutive securities which were excluded from the calculation of diluted loss per share, because their effect would be anti-dilutive.

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

For the nine months ended December 31, 2015, there have been no stock options issued by the Company.

Recently Issued Accounting Pronouncements

During the nine months ended December 31, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s  consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  Currently, there is no guidance under US GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  For the period ended December 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern.  While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended December 31, 2015, the Company incurred losses from operations of $1,807,150.  At December 31, 2015, the Company had an accumulated deficit of $28,497,696 and a working capital deficit of $4,506,490.  The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the nine months ended December 31, 2015, the Company received net cash proceeds of $856,749 from the additional sales of common stock.  Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements.  The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  The Company is continuing to pursue external financing alternatives to improve its working capital position.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015 the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000.  As of December 31, 2015, the Company has drawn $38,000 on this short-term note.  The short-term note has a stated interest rate of 5.25%, maturity date of November 3, 2016 and an initial payment on February 3, 2016.  The short-term note was guaranteed by an officer and director.

The Company has a working capital line of credit with Community National Bank.  On August 28, 2013, the Company renewed the line of credit for $30,000.  The line of credit bears an interest rate of 7.3% and is payable quarterly.  The line of credit matured on February 28, 2014 and was renewed by the Company with a maturity date of June 10, 2017.  It is secured by various assets of the Company’s subsidiaries, and was guaranteed by two directors of the Company.  The balance of the line of credit at December 31, 2015 and March 31, 2015 was $16,801 and $27,009, respectively.

The Company also has a working capital line of credit with Extraco Bank.  On March 12, 2015, the Company renewed the line of credit for $475,000.  The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly.  The line of credit matures on March 12, 2016, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the line of credit is $473,029 and $473,029 at December 31, 2015 and March 31, 2015, respectively.

The Company has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2016 and March 30, 2015, with maturity dates of January 19, 2017 and April 30, 2016, respectively.  The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 and $278,470 at December 31, 2015 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Capital One Bank for $50,000.  The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.40% as of December 31, 2015.  The line of credit is unsecured.  The balance of the line of credit was $9,580 and $9,580 at December 31, 2015 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Chase Bank for $25,000.  The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.49% as of December 31, 2015.  The line of credit is secured by assets of the Company’s subsidiaries.  The balance of the line of credit is $12,376 and $13,546 at December 31, 2015 and March 31, 2015, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

Between April 1, 2015 and December 31, 2015, the Company entered into subscription agreements and consummated initial closings of a private placement offering of the Company’s common stock (the “Offering”).  For the nine months ended December 31, 2015, an aggregate of 2,379,672 shares of common stock had been sold to investors pursuant to the Offering for cash proceeds of $856,749.

During the nine months ended December 31, 2015, the Company reached an agreement with certain vendors in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.

On August 7, 2015, the Company reached an agreement with a professional advisor in which the Company issued 28,571 shares of common stock with a fair value of $49,999.  This amount was recorded as stock compensation cost for the nine months ended December 31, 2015.

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

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (the “BCS Subordinated Note”) to provide working capital to pay accrued interest due under the BCS Note and other operating expenses.  On April 7, 2009, the BCS Subordinated Note was increased by $125,000 to provide additional working capital for the Company.  The aggregate balance of the BCS Subordinated Note and BCS Note at December 31, 2015 and March 31, 2015 was $2,305,953 and $2,305,953, respectively, and is classified as a current liability on the consolidated balance sheets.  During the nine months ended December 31, 2015 and 2014, the Company incurred $56,416 and $48,581 in interest expense on the subordinated notes.  At December 31, 2015 and March 31, 2015, accrued interest payable was $158,177 and $149,566, respectively.

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

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  At the time of issuance, these noteholders had stock in a shareholder, NaturalShrimp Holdings Inc., issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at December 31, 2015 and March 31, 2015 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets.  At December 31, 2015 and March 31, 2015, accrued interest payable was $137,368 and $103,048, respectively.

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000.  The note bears interest at 6.0% and is payable upon maturity on January 20, 2011.  In addition, the Company issued 100,000 shares of common stock in a shareholder, NaturalShrimp Holdings, Inc., for consideration.  The shares were valued at the date of issuance at fair value.  The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note.  The assignment of a value to the shares resulted in a financing fee being recorded for the same amount.  The note is unsecured.  The balance of the note at December 31, 2015 and March 31, 2015 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets.  Interest expense on the note was $2,258 and $2,263 during the nine months ended December 31, 2015 and 2014, respectively.  At December 31, 2015 and March 31, 2015, accrued interest payable was $1,541 and $795, respectively.

Beginning in 2009, the Company started entering into notes payable with various shareholders of the Company.  The notes bear interest at 15.0% and are payable generally twelve months from the date of the note.  The notes are collateralized by the shrimp crop attributable to the post larvaes (PLs) acquired from the note proceeds.  On May 28, 2015 the Company reached an agreement with these various shareholders in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.  At March 31, 2015 the balance of these notes totaled $35,000 and is classified as current liabilities on the consolidated balance sheets.  Interest expense on these notes totaled $656 during the nine months ended December 31, 2015 and 2014.  At December 31, 2015 and March 31, 2015, accrued interest payable was $0 and $23,271, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%.  The balance of these notes at December 31, 2015 and March 31, 2015 was $30,000 and $30,000, respectively, and classified as a current liability on the consolidated balance sheets.  At December 31, 2015 and March 31, 2015, accrued interest payable was $700 and $400, respectively.

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

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015 and March 31, 2015, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution.  Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of December 31, 2015 and March 31, 2015, the Company’s cash balance did not exceed FDIC coverage.

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

The Company evaluated this transaction using ASC 805-40, Business Combinations Reverse Acquisitions.  Due to the change in control of the Company, this transaction was accounted for as a reverse acquisition in accordance with ASC No. 805-40 whereby NSH was considered the accounting acquirer.

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

NOTE 11 – SUBSEQUENT EVENTS

For the period from January 1, 2016 through February 11, 2016 the Company sold shares as follows.  As of the date of this report, these shares have not been issued:

Number of Shares
Common stock for cash at $0.35 per share	14,285

As of February 11, 2016, the Company had outstanding 89,399,012 shares of common stock.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended March 31, 2015, and filed on July 28, 2015, any of which may cause the Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

NS Global, a wholly owned subsidiary of NaturalShrimp Incorporated., owns 10% of NaturalShrimp International A.S. in Europe.  Our European-based partner, NaturalShrimp International A.S., Oslo, Norway is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L.  The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility and was completed in 2015.  Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

On June 15, 2015, we announced the expansion of our indoor shrimp operations.  We expect that this will enable us to begin expanding our current indoor shrimp production system to launch commercial shrimp sales in the first quarter of calendar 2016.  Wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $10.00 per pound F.O.B.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning any significant revenues until our fiscal second quarter of next year.

Expenses

Our operating expenses for the three months ended December 31, 2015 are summarized as follows in comparison to our expenses for three months ended December 31, 2014:

	Three Months Ended December 31,
	2015	2014
Facility operations	$37,603	$26,461
Salaries and related expenses	99,399	52,662
Rent	7,378	3,005
Other general and administrative expenses	134,600	281,652
Depreciation	24,250	25,734

Total	$303,230	$389,514

General and administrative expenses decreased $86,284 to $303,230 for the three months ended December 31, 2015, as compared to $389,514 for the three months ended December 31, 2014, a decrease of 22%.  The main reason for the decrease is due to decreases in professional service fees, principally accounting and public company costs.  This was partially offset by an increase in certain salaries and related expenses.

Comparison of the Nine Months Ended December 31, 2015 to the Nine Months Ended December 31, 2014

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning any significant revenues until our fiscal second quarter of next year.

Expenses

Our general and administrative expenses for the nine months ended December 31, 2015 summarized as follows in comparison to our expenses for nine months ended December 31, 2014:

	Nine Months Ended December 31,
	2015	2014
Facility operations	$151,717	$78,212
Salaries and related expenses	298,983	325,642
Rent	10,378	5,505
Stock based compensation	-	377,500
Other general and administrative expenses	859,519	240,206
Depreciation	65,250	62,202

Total	$1,385,847	$1,089,267

Operating expenses increased $296,580 to $1,385,847 for the nine months ended December 31, 2015, as compared to $1,089,267 for the nine months ended December 31, 2014, an increase of 27%.  The primary reason for the increase is due to increases of $504,000 in professional service fees associated with public company requirements in the nine months ended December 31, 2015.

Liquidity and Capital Resources

Working Capital Deficiency

	December 31,	March 31,
	2015	2015
Current assets	$39,998	$224,077
Current liabilities	4,546,488	4,237,731
Working capital deficiency	$4,506,490	$4,013,654

The decrease in current assets is mainly due to a decrease of $180,876 in cash and the increase in current liabilities is mainly due to a $411,488 increase in accounts payable.  As we continue to develop our business model, we have incurred expenses and extended out certain payables.  Management expects to pay these payables once we have a more sufficient amount of capital.

Cash Flows

	Nine Months Ended December 31,
	2015	2014
Net cash used in operating activities	$(984,470)	$(679,547)
Net cash used in investing activities	(35,980)	(301)
Net cash provided by financing activities	839,574	718,973
Decrease in cash and cash equivalents	$(180,876)	$39,125

The increase in net cash used in operating activities in the nine months ended December 31, 2015 as compared to the same period last year is related to the increase in operating expenses.

Given our cash position of approximately $@@ as of February @@, 2016, management believes that we do not have sufficient cash to fund our working capital needs through March 31, 2016.

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to December 31, 2015 of $28,497,676, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following December 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our continuing research and development activities, production activities and general and administrative expenses.  These alternatives include raising funds through public or private equity and/or debt markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

Cash Requirements

For the nine months ended December 31, 2015, we sold an aggregate of 1,173,134 shares of our common stock to accredited investors for gross aggregate proceeds of $410,597 pursuant to a private placement offering.  In addition, on November 3, 2015 we entered into a short-term note agreement with Community National Bank for a total value of $50,000.  As of December 31, 2015, we have drawn $38,000 on this short-term note.  The short-term note has a stated interest rate of 5.25%, maturity date of November 3, 2016 and an initial payment on February 3, 2016.

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

Recent Accounting Pronouncements

During the nine months ended December 31, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”).  The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The presentation and disclosure requirements in Accounting Standard Codification (“ASC”) Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited consolidated financial statements as of December 31, 2014.  We have elected to early adopt the provisions of ASU No. 2014-10 for our unaudited consolidated financial statements as of December 31, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2015, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From October 1, 2015 through February 12, 2016, we sold an aggregate of 304,567 shares of common stock to accredited investors for gross aggregate proceeds of $106,600 pursuant to a private placement offering.

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
Date:  February 16, 2016

By:  /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:  February 16, 2016