Form 10-K
period 2016-03-31
NaturalShrimp Inc
filed 2016-07-14
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  March 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9400 North Central Expressway, Suite #910, Dallas, TX  75231
(Address of principal executive offices) (Zip Code)

(888) 791-9474
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $173,734,170

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 89,399,012 shares of common stock as of July 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended March 31, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

●	substantial doubt about our ability to continue as a going concern;
●	our ability to obtain additional financing on terms that are acceptable to us or at all;
●	our ability to continue to successfully commercialize our shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	the impact of competitive products and pricing or our ability to maintain pricing;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	our expectation that the demand for our products services will eventually increase;
●	federal legislation and state legislative and regulatory initiatives relating to the agricultural industry;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations; and
●	our ability to successfully implement our business plan.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and the Company’s wholly-owned subsidiaries (“Subsidiaries”), NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc..  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

We were incorporated in the State of Nevada on July 3, 2008 under the name “Multiplayer Online Dragon, Inc.”  Effective November 5, 2010, we effected an 8 for 1 forward stock split, increasing the issued and outstanding shares of our common stock from 12,000,000 shares to 96,000,000 shares.  On October 29, 2014, we effected a 1 for 10 reverse stock split, decreasing the issued and outstanding shares of our common stock from 97,000,000 to 9,700,000.

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

On June 15, 2015, we announced the expansion of our indoor shrimp operations.  Since that time, we have continued to develop our indoor shrimp production system and expect to begin commercial shrimp sales in late 2016.  Wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $12.00 per pound F.O.B, based on discussion with interested buyers.

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

Overview of Industry

Shrimp is a well-known and globally-consumed commodity, constituting one of the most important types of seafood and a staple protein source for much of the world.  According to the USDA Foreign Agricultural Service, the world consumes approximately 9 billion pounds of shrimp annually with over 1.3 billion pounds consumed in the United States alone.  Approximately 65% of the global supply of shrimp is caught by ocean trawlers and the other 35% is produced by open-air shrimp farms, mostly in developing countries.

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

Our Business

NaturalShrimp Incorporated is a global shrimp farming and biotechnology company that has developed a technology to produce shrimp in an indoor, re-circulating, saltwater facility.  Our eco-friendly, bio-secure design does not rely on ocean water; it recreates the natural ocean environment allowing for high-density production which can be replicated anywhere in the world.

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

Target Markets and Sales Price

Our goal is to establish production systems and distribution centers in metropolitan areas of the United States, as well as international distribution networks through joint venture partnerships throughout the world.  This should allow the Company to capture a significant portion of world shrimp sales by offering locally grown, environmentally “green,” naturally grown, fresh shrimp at competitive wholesale prices.

The United States population is approximately 313 million people with an annual shrimp consumption of 1.3 billion pounds, of which less than 400 million pounds are domestically produced.  According to IndexMundi.com, the wholesale price for frozen, commodity grade shrimp has risen 15% since January 2015 (shell-on headless, 26-30 count; which is comparable to our target growth size).  With world shrimp problems, this price is expected to rise more in the next few years.

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

For those customers that want a frozen product, we may be able to provide this in the near future and the product will still be differentiated as a “naturally grown, sustainable seafood” that will meet the increasing demand of socially conscious consumers.

Our patented technology and eco-friendly, bio-secure production processes enable the delivery of a chemical and antibiotic free, locally grown product that lives up to the Company’s mantra: “Always Fresh, Always Natural,” thereby solving the issue of “unsafe” imported seafood.

Product Description

Nearly all of the shrimp consumed today are shipped frozen.  Shrimp are typically frozen from six to twenty-four months before consumption.  Our system is designed to harvest a different tank each week, which provides for fresh shrimp throughout the year.  We strive to create a niche market of “Always Fresh, Always Natural” shrimp.  As opposed to many of the foreign shrimp farms, we can also claim that our product is 100% free of antibiotics.  The ability to grow shrimp locally, year round allows us to provide this high-end product to specialty grocery stores and upscale restaurants throughout the world.  We rotate the stocking and harvesting of our tanks each week, which allows for weekly shrimp harvests.  Our product is free of all pollutants and is fed only all natural feeds.

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

Shrimp Growth Period

Our production system is designed to produce shrimp at a harvest size of twenty-one to twenty-five shrimp per pound in a period of twenty-four weeks.  The Company currently purchases post-larva shrimp that are approximately ten days old (PL 10).  In the future, we plan to build our own hatcheries to control the supply of shrimp to each of our facilities.  Our full-scale production systems include grow-out and nursery tanks, projected to produce fresh shrimp fifty-two weeks per year.

Distribution and Marketing

We plan to build these environmentally “green” production systems near major metropolitan areas of the United States.  Today, we have one pilot production facility in La Coste, Texas (near San Antonio) and plan to begin construction of a full-scale production facility in La Coste and plans for Nevada and New York.  Over the next five years, our plan is to increase construction of new facilities each year.  In the fifth year, we plan for a new system to be completed each month, expanding first into the largest shrimp consumption markets of the United States.

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

International

We own one hundred percent of NaturalShrimp Global, Inc. which was formed to create international partnerships.  Each international partnership is expected to use the Company’s proprietary technology to penetrate shrimp markets throughout the world utilizing existing food service distribution channels.

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

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L.  The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility should be completed in 2016.  Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

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

Competition

There are a number of companies conducting research and development projects in their attempt to develop closed-system technologies in the U.S., some with reported production and sales.  Florida Organic Aquaculture uses a Bio-Floc Raceway System to intensify shrimp growth, while Marvesta Shrimp Farms tanks in water from the Atlantic and use in their indoor system.  Since these are privately-held companies, it is not possible to know, with certainty, their state of technical development, production capacity, need for water exchange, location requirements, financial status and other matters.  To the best of our knowledge, none are producing significant quantities of shrimp relative to their local markets, and such fresh shrimp sales are likely confined to an area near the production facility.

Additionally, any new competitor would face significant barriers for entry into the market and would likely need years of research and development to develop the proprietary technology necessary to produce similar shrimp at a commercially viable level.  We believe our technology and business model sets us apart from any current competition.  It is possible that additional competitors will arise in the future, but with the size and growth of the worldwide shrimp market, many competitors could co-exist and thrive in the fresh shrimp industry.

Intellectual Property

We intend to take appropriate steps to protect our intellectual property.  We have registered the trademark “NATURALSHRIMP” which had been approved and was published in the Official Gazette on June 5, 2012.  There are potential technical processes for which the Company may be able to file a patent.  However, there are no assurances that such applications, if filed, would be issued and no right of enforcement is granted to a patent application.  Therefore, the Company has filed a provisional patent with the U.S. Patent Office and plans to use a variety of other methods, including copyright registrations as appropriate, trade secret protection, and confidentiality and non-compete agreements to protect its intellectual property portfolio.

Source and Availability of Raw Materials

Raw materials are received in a timely manner from established suppliers.  Currently, we buy our feed from Zeigler, a leading producer of aquatic feed.  Post larvae (“PL”) shrimp are purchased from Shrimp Improvement Systems (SIS) in Florida and Global Blue Technologies in Texas.

There have not been any issues regarding the availability of our raw materials.  We have favorable contacts and past business dealings with other major shrimp feed producers if current suppliers are not available.

Government Approvals and Regulations

We are subject to government regulation and require certain licenses.  Following are regulations to which we are subject and/or the permits and licenses we currently hold:

●
Texas Parks and Wildlife Department (TPWD) - “Exotic species permit” to raise exotic shrimp (non-native to Texas).  The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp.  Currently Active - Expires 12/31/17.

●
Texas Department of Agriculture (TDA) - “Aquaculture License” for aquaculture production facilities. License to “operate a fish farm or cultured fish processing plant.”  Currently Active – Expires 4/30/17.

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

●	Texas Department of State Health Services - Food manufacturer license # 1011080.
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

●	Locally Produced: This has significant advantages including reduced transportation costs and a product that is more attractive to local consumers.
●	Bio-secured Building: Our process is a re-circulating, highly-filtered water technology in an indoor-regulated environment. External pathogens are excluded.
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

Subsidiaries

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Employees

As of March 31, 2016, we had 4 full-time employees and 2 part-time employees.  We intend to hire additional staff and to engage consultants in general administration.  We also intend to engage experts in general business to advise us in various capacities.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.  For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

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

We face competition from other producers of seafood as well as from other protein sources, such as pork, beef and poultry.  The bases on which we expect to compete include, but may not be limited to:

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

Competition and unforeseen limited sources of supplies in the industry may result in occasional spot shortages of equipment, supplies and materials.  In particular, we may experience possible unavailability of post-larvae and materials and services used in our shrimp production facilities.  Such unavailability could result in increased costs and delays to our operations. If we cannot find the products, equipment, supplies and materials that we need on a timely basis, we may have to suspend our production plans until we find the products, equipment and materials that we need.

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

Most of the jurisdictions in which we operate will require us to obtain a license for each facility owned and operated in that jurisdiction.  We have obtained and currently hold a license to own and operate each of our facilities where a license is required.  In order to maintain the licenses, we have to operate our current farms and, if we pursue acquisitions or construction of new farms, we will need to obtain additional licenses to operate those farms, where required.  We are also exposed to dilution of the value of our licenses where a government issues new licenses to fish farmers other than us, thereby reducing the current value of our fish farming licenses.  Governments may change the way licenses are distributed or otherwise dilute or invalidate our licenses.  If we are unable to maintain or obtain new fish farming licenses or if new licensing regulations dilute the value of our licenses, this may have a material adverse effect on our business.

It is possible that regulatory authorities could make changes in regulatory rules and policies and we would not be able to market or commercialize our product in the intended manner and/or the changes could adversely impact the realization of our technology or market potential.

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

Although we plan to commence commercial operations in late 2016, until then, we will have been engaged principally in the research and development of the NaturalShrimp technology.  Therefore, we have a limited operating history upon which an evaluation of our prospects can be made.  Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

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

Our ability to generate positive cash flows is uncertain.

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

We need to raise additional funds and such funds may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes.  If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses.  We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our margins fluctuate which leads to further uncertainty in our profitability model.

While we will have the potential ability to negotiate prices that benefit our clients and affect our profitability as it garners market-share and increases our book of business, margins in the aquaculture business are fluid, and our margins vary based upon production volume and the customer.  This may lead to continued uncertainty in margins from quarter to quarter.

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

Consequently, our development and production activities in foreign countries may be substantially affected by factors beyond our control, any of which could materially adversely affect our business, prospects, financial position and results of operations.  Furthermore, in the event of a dispute arising from our operations in other countries, we may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non-U.S. persons or entities to the jurisdiction of the courts in the United States, which could adversely affect the outcome of a dispute.

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

Although our common stock is listed for quotation on the OTC Marketplace, QB Tier, under the symbol “SHMP”, the trading volume of our stock is limited and a market may not develop or be sustained.  As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our stock being held by a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;
●	actual or anticipated variations in our quarterly operating results;
●	changes in our earnings estimates;
●	our ability to obtain adequate working capital financing;
●	changes in market valuations of similar companies;
●	publication (or lack of publication) of research reports about us;
●	changes in applicable laws or regulations, court rulings, enforcement and legal actions;
●	loss of any strategic relationships;
●	additions or departures of key management personnel;
●	actions by our stockholders (including transactions in our shares);
●	speculation in the press or investment community;
●	increases in market interest rates, which may increase our cost of capital;
●	changes in our industry;
●	competitive pricing pressures;
●	our ability to execute our business plan; and
●	economic and other external factors.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of March 31, 2016, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the fiscal year ended March 31, 2016, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.  For additional information, see Item 9A – Controls and Procedures.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.

The report of Turner, Stone & Company, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended March 31, 2016, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.  For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 2068 North Valley Mills Road, Waco, TX 76710, where we pay $500 per month under an operating lease that expires on a month to month lease.

We also own an R&D facility at 833 County Road 583, Medina, TX, which consists of a 32,760 square foot production facility on 37 acres.

We own no other properties.

Our registered agent is Business Filings Incorporated, located at 701 S. Carson Street, Suite 200, Carson City, Nevada 89701.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol “SHMP”.  The closing price of our common stock on July 5, 2016 was $0.44 per share.  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com).  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
March 31, 2016	$1.25	$0.35
December 31, 2015	$2.00	$0.30
September 30, 2015	$2.00	$1.31
June 30, 2015	$3.25	$1.00
March 31, 2015	$1.90	$1.90
December 31, 2014	$1.00	$1.00
September 30, 2014(1)	$0.10	$0.10
June 30, 2014(1)	$0.10	$0.10
March 31, 2014(1)	$0.10	$0.10
December 31, 2013(1)	$0.10	$0.10
September 30, 2013(1)	$0.10	$0.10
June 30, 2013(1)	$0.10	$0.10

(1) All per share amounts reflected hereafter give effect to the 1-for-10 reverse split.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

Holders of Common Stock

As of July 14, 2016, there were 72 shareholders of record of our common stock.  As of such date, 89,399,012 shares were issued and outstanding.

Registration Rights

We currently do not have any investment agreements in place with registration rights.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Between April 1, 2015 and March 31, 2016, we entered into a form of Subscription Agreement (the “Agreement”) and consummated initial closings of a private placement offering of the Company’s common stock (the “Offering”).  As of March 31, 2016 an aggregate of 2,393,956 shares of common stock had been sold at a price of $0.35 per share to investors pursuant to the Agreement, for net proceeds of 836,848.

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

During the year ended March 31, 2016, we reached an agreement with certain vendors in which we issued 199,103 shares of our common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.

On August 7, 2015, we reached an agreement with a professional advisor in which the Company issued 28,571 shares of common stock with a fair value of $49,999.

We relied on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act with respect to the foregoing issuances.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2016.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2016, we did not purchase any of our equity securities.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  For additional information regarding forward-looking statements, see Item 1 – Our Business – “Forward-Looking Statements.”

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see Item 1A [Missing Graphic Reference] “Risk Factors” for a list of our risk factors.

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

On January 30, 2015, we consummated the acquisition of the Assets pursuant to the Agreement.  In accordance with the terms of the Agreement, we issued 75,520,240 shares of our common stock to NSH as consideration for the Assets.  As a result of the transaction, NSH acquired 88.62% of our issued and outstanding shares of common stock, NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming and biotechnology company.

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

On June 15, 2015, we announced the expansion of our indoor shrimp operations.  We expect that this will enable us to begin expanding our current indoor shrimp production system to launch commercial shrimp sales in the first quarter of calendar 2017  Wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $12.00 per pound F.O.B.

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

Comparison of the Twelve Months Ended March 31, 2016 and the Twelve Months Ended March 31, 2015

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the twelve months ended March 31, 2016 are summarized as follows in comparison to our expenses for twelve months ended March 31, 2015:

	Year Ended March 31,
	2016	2015
Salaries and related expenses	$471,948	$584,026
Stock-based compensation	-	304,018
Rent	12,622	14,570
Professional fees	566,096	75,000
Other general and administrative expenses	362,999	275,976
Facility operations	183,662	158,825
Depreciation	74,680	82,936
Total	$1,672,007	$1,487,851

Operating expenses increased $184,156 from $1,487,851 for the year ended March 31, 2015 to $1,659,507 for the year ended March 31, 2016, an increase of 12%.  The primary reason for the change is the increase in professional fees and the increase in other general and administrative expenses associated with the reverse acquisition transaction in comparison to the previous year.  This was partially reduced by a decline in stock-based compensation.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2016, we had cash and cash equivalents on hand of $6,158 and a working capital deficiency of $4,836,356, as compared to cash equivalents on hand of $220,874 and a working capital deficiency of $4,013,654 as of March 31, 2015.  The increase in working capital deficiency is mainly due to an increase in accounts payable and a decrease in cash and equivalents for the year ended March 31, 2016.

Private Placement Offering

Between February 13, 2015 and July 14, 2016, we entered into subscription agreements with various accredited investors and multiple closings of a private placement offering of the Company’s common stock (the “Offering”).  An aggregate of 4,114,755 shares of common stock had been sold to investors at a price of $0.35 per share, for aggregate gross proceeds of $ 1,360,350.

Short-Term Debt and Lines of Credit

On November 3, 2015, we entered into a short-term note agreement with Community National Bank for a total value of $50,000.  As of March 31, 2016, the Company has drawn $50,000 on this short-term note.  The short-term note has a stated interest rate of 5.25%, maturity date of November 3, 2016 and an initial interest payment on February 3, 2016.  The short-term note was guaranteed by an officer and director.

We have a working capital line of credit with Community National Bank for $30,000.  The line of credit bears an interest rate of 7.0% and is payable quarterly.  The line of credit matured on February 28, 2014, is secured by various assets of the Company’s subsidiaries, and is also guaranteed by two directors of the Company.  The balance of the line of credit at March 31, 2016 and 2015 was $14,129 and $27,009, respectively.

We also have a working capital line of credit with Extraco Bank.  On March 12, 2015, the Company renewed the line of credit for $475,000.  The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly.  The line of credit matures on April 30, 2017, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the line of credit was $473,029 and $473,029 at March 31, 2016 and March 31, 2015, respectively.

We also have additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2016 and March 30, 2015, respectively, with maturity dates of January 19, 2017 and April 30, 2017, respectively.  The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 and $278,470 at March 31, 2016 and March 31, 2015, respectively.

We have a working capital line of credit with Capital One Bank for $50,000.  The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 25.24% as of March 31, 2016.  The line of credit is unsecured.  The balance of the line of credit was $9,580 and $9,580 at March 31, 2016 and March 31, 2015, respectively.

We have a working capital line of credit with Chase Bank for $25,000.  The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.98% as of March 31, 2016.  The line of credit is secured by assets of the Company’s subsidiaries.  The balance of the line of credit is $12,261 and $13,546 at March 31, 2016 and March 31, 2015, respectively.

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

Shareholder Notes

The Company has entered into several working capital notes payable to Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at March 31, 2016 and 2015 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets.  The Company repaid $0 during the year ended March 31, 2016.  At March 31, 2016 and 2015, accrued interest payable was $142,296 and $111,784, respectively.

We have entered into several working capital notes payable to (i) multiple shareholders and (ii) Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at March 31, 2016 and 2015 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets.  The Company repaid $0 and $16,000 during the years ended March 31, 2016 and March 31, 2015, respectively.  At March 31, 2016 and 2015, accrued interest payable was $142,296 and $111,784, respectively.

In 2009, we entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000.  The note bears interest at 6.0% and was payable upon maturity on January 20, 2011 and has been renewed annually.  In addition, the Company issued 100,000 shares of common stock for consideration.  The shares were valued at the date of issuance at fair market value.  The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note.  The assignment of a value to the shares resulted in a financing fee being recorded for the same amount.  The note is unsecured.  The balance of the note at March 31, 2016 and 2015 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets.  Interest expense on the note was $3,000 and $3,025 during the years ended March 31, 2016 and 2015, respectively.  At March 31, 2016 and 2015, accrued interest payable was $ 1,543 and $795 respectively.

Beginning in 2010, we started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%.  The balance of these notes at March 31, 2016 and 2015 was $30,000, and is classified as a current liability on the consolidated balance sheets.  At March 31, 2016 and 2015, accrued interest payable was $800 and $400, respectively.

On January 1, 2016 we entered into a notes payable agreement with NaturalShrimp Holdings, Inc., a shareholder. Between January 16, 2016 and March 7, 2016 we borrowed $134,750 under this agreement.  The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended March 31, 2016, the Company incurred losses from operations of $2,151,546.  At March 31, 2016, the Company had an accumulated deficit of $28,842,092 and a working capital deficit of $4,836,356.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the 2016 fiscal year, the Company received net cash proceeds of $836,850 from the additional sales of common stock and $134,750 from a borrowing on notes payable - related party.  Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements.  The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  The Company continues to pursue external financing alternatives to improve our working capital position.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	March 31,	March 31,
	2016	2015
Current assets	$6,158	$224,077
Current liabilities	4,842,514	4,237,731
Working capital deficiency	$4,836,356	$4,013,654

The decrease in current assets is mainly due to a decrease of in cash and equivalents.  The increase in current liabilities is primarily due to increase in accounts payable, related party accrued interest, short-term promissory note and line of credit and notes payable related party.  Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Year Ended March 31,
	2016	2015
Net cash used in operating activities	$(1,205,372)	$(1,200,607)
Net cash used in investing activities	(35,980)	(27,105)
Net cash provided by financing activities	1,026,636	1,436,837
Increase (decrease) in cash and cash equivalents	$(214,716)	$209,125

The decrease in net cash used in operating activities in the twelve months ended March 31, 2016, compared to the same period last year is mainly related to an increase in operating expenses.  The increase in cash provided by financing activities is mainly due to a decrease in cash flows from financing activities, namely proceeds from the sale of our common stock.

Given our cash position of approximately $1,200 as of July 12, 2016, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through 2016.

Future Financing

We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $1,700,000 to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements included herein for the fiscal year ended March 31, 2016.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Recent Accounting Standards

During the year ended March 31, 2016 and through July 5, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Volatility in Stock-Based Compensation

The volatility is based on historical volatilities of companies in comparable stages as well as the historical volatility of companies in the industry and, by statistical analysis of the daily share-pricing model.  The volatility of stock-based compensation granted after March 31, 2016 is based on historical volatility of the Company for the last two years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments.  Our management concluded, as of March 31, 2016, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of March 31, 2016, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

(i) Lack of Formal Policies and Procedures.  We utilize a third party independent contractor for the preparation of our financial statements.  Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii) Audit Committee and Financial Expert.  We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(iii) Insufficient Resources.  We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv) Entity Level Risk Assessment.  We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

(v) Lack of Personnel with GAAP Experience.  We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

Our management feels the weaknesses identified above have not had any material affect on our financial results.  However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

During the year ended March 31, 2016, the Company reached an agreement with certain vendors in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position	Since

Bill G. Williams	81	Chairman of the Board, Chief Executive Officer	2015
Gerald Easterling	68	President, Secretary, Director	2015
Scott Stubblefield	45	Director of Sales and Marketing	2015
William Delgado	57	Treasurer, Chief Financial Officer, Director	2014

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

Scott Stubblefield – Director of Sales and Marketing

Scott drives NaturalShrimp’s growth and marketing strategy with over 10 years of industry experience. His involvement with NaturalShrimp started in 2011 while in the financial marketing industry, and is responsible for NS Marketing, Corporate Communications and Public Relations initiatives while representing the brand and cultivating opportunities for NaturalShrimp and solutions in new and existing markets.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2016, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o NaturalShrimp Incorporated, 9400 North Central Expressway, Suite #910, Dallas, TX 75231.

Director Nominations

As of March 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2016 and 2015 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal				Stock	Option	Non-Equity Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Bill G. Williams	2016	$96,000	$-	-	-	$-	$-	$96,000
Chairman of the Board, CEO	2015	$68,000	$-	-	-	$-	$-	$68,000

Gerald Easterling	2016	$96,000	$-	-	-	$-	$-	$96,000
President	2015	$68,000	$-	-	-	$-	$-	$68,000

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

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.  Such payments are set forth above in the section entitled “Employment Agreements.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 14, 2016, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.  As of July 14, 2016, there were 89,399,012 shares of common stock outstanding.

	Shares Beneficially		Percentage
Name and Address of Beneficial Owner(1)	Owned		Owned(2)

Directors and Executive Officers

Bill G. Williams	75,520,240	(3)	84.48%
2086 N. Valley Mills Rd.
Waco, TX 76710

Gerald Easterling	75,520,240	(4)	84.48%
2086 N. Valley Mills Rd.
Waco, TX 76710

Tom Untermeyer	50,000		<1%
2086 N. Valley Mills Rd.
Waco, TX 76710

Scott Stubblefield	-		-
2086 N. Valley Mills Rd.
Waco, TX 76710

William Delgado	7,530,962	(5)	8.42%
2086 N. Valley Mills Rd.
Waco, TX 76710

Total:	83,101,202		93.0%

5% Stockholders

NaturalShrimp Holdings, Inc.	75,520,240		84.48%
2086 N. Valley Mills Rd.
Waco, TX 76710

Dragon Acquisitions LLC	7,530,962		8.42%
1621 Central Avenue
Cheyenne, WY 82001

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

(2)	Based on 89,399,012 shares of our common stock issued and outstanding as of July 14, 2016.

(3)
Bill G. Williams is the indirect owner, together with Gerald Easterling, of 75,520,240 shares of common stock, which are directly held by NaturalShrimp Holdings, Inc.  Mr. Williams is the Chairman of the Board and the Chief Executive Office of NaturalShrimp Holdings, Inc. and has shared voting and dispositive power over the shares held by NaturalShrimp Holdings, Inc.

(4)
Gerald Easterling is the indirect owner, together with Bill G. Williams, of 75,520,240 shares of common stock, which are directly held by NaturalShrimp Holdings, Inc.  Mr. Easterling is the President of NaturalShrimp Holdings, Inc. and has shared voting and dispositive power over the shares held by NaturalShrimp Holdings, Inc.

(5)
William Delgado is the indirect owner of 7,530,962 shares of common stock, which are directly held by Dragon Acquisitions LLC.  Mr. Delgado is the managing member of Dragon Acquisitions LLC and has shared voting and dispositive power over the shares held by Dragon Acquisitions LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

NaturalShrimp Holdings, Inc.

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

On January 1, 2016 we entered into a notes payable agreement with NSH.  Between January 16, 2016 and March 7, 2016, we borrowed $134,750 under this agreement.  The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Bill G. Williams

The Company has entered into several working capital notes payable to Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception.  These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at March 31, 2016 and 2015 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets.  The Company repaid $0 during the year ended March 31, 2016.  At March 31, 2016 and 2015, accrued interest payable was $142,296 and $111,784, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, WDM Chartered Accountants (“WDM”) was dismissed as the independent registered public accounting firm of the Company.  The dismissal of WDM as the independent registered public accounting firm was approved by the Company’s Board of Directors.  Effective April 11, 2015, the Board of Directors of the Company engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit the Company’s financial statements for the Company’s fiscal year ended March 31, 2015.  The following tables set forth the fees billed to the Company for professional services rendered by TSC for the years ended March 31, 2016 and 2015:

Services	2016	2015
Audit fees	$48,700	$7,027
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$48,700	$7,027

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Tax Fees

The tax fees were paid for reviewing various tax related matters.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm.  All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.  Our board of directors has considered the nature and amount of fees billed by TSC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

No.	Description
2.1
Asset Purchase Agreement, dated November 26, 2014, by and between Multiplayer Online Dragon, Inc. and NaturalShrimp Holdings, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 3, 2014).

3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Amended Quarterly Report on Form 10-Q/A filed on May 19, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
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

10.9	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.10	Form of Promissory Note with Shirley K. Williams, Kay Chafin and Jack Heald (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015)
10.11	Form of Loan Agreement with Bill G. Williams (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015)
10.12	Form of Security Agreement with Kay Chafin and Jack Heald (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015)
10.13	Form of Line of Credit Agreement with Extraco Bank (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015)
10.14*	Employment Agreement dated April 1, 2015 with Bill G. Williams
10.15*	Employment Agreement dated April 1, 2015 with Gerald Easterling
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101*	Interactive Data Files

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date: July 14, 2016

By: /s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: July 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Bill G. Williams
Bill G. Williams	Chief Executive Officer, Chairman of the Board	Date: July 14, 2016
(Principal Executive Officer)

/s/ Gerald Easterling	President, Director	Date: July 14, 2016
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer, Director	Date: July 14, 2016
William Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of NaturalShrimp Incorporated:

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated and its subsidiaries (the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalShrimp Incorporated and its subsidiaries as of March 31, 2016 and 2015 and the results of their consolidated operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.
Dallas, Texas
July 14, 2016

NATURALSHRIMP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$6,158	$220,874
Accounts receivable	-	3,203

Total current assets	6,158	224,077

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	929,214	893,234
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,161,144)	(1,086,464)

Fixed assets, net	1,334,647	1,373,347

Other assets
Deposits	11,500	11,500

Total other assets	11,500	11,500

Total assets	$1,352,305	$1,608,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$568,806	$181,759
Accrued interest - related parties	320,822	238,010
Other accrued expenses	154,558	149,421
Short-term Promissory Note and Lines of credit	837,469	801,634
Notes payable - related parties	654,906	560,954
Notes payable in default - related party	2,305,953	2,305,953

Total current liabilities	4,842,514	4,237,731

Total liabilities	4,842,514	4,237,731

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized 89,399,012 and 86,777,382 shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively	8,940	8,678
Additional paid in capital	25,342,943	24,078,062
Subscription stock receivable	-	(25,001)
Accumulated deficit	(28,842,092)	(26,690,546)

Total stockholders' deficit	(3,490,209)	(2,628,807)

Total liabilities and stockholders' deficit	$1,352,305	$1,608,924

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2016	March 31, 2015

Sales	$-	$924

Operating expenses:
Facility operations	183,662	158,825
General and administrative	1,413,665	1,246,090
Depreciation	74,680	82,936

Total operating expenses	1,672,007	1,487,851

Operating (loss) before other income (expense)	(1,672,007)	(1,486,927)

Other income (expense):
Interest expense	(169,700)	(143,898)
Other income	9,530	-
Loss on extinguishment of debt	(319,369)	-

Total other income (expense)	(479,539)	(143,898)

Loss before income taxes	(2,151,546)	(1,630,825)

Income taxes	-	-

Net loss	$(2,151,546)	$(1,630,825)

EARNINGS PER SHARE (Basic)	$(0.02)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	88,660,101	22,321,191

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

						Total
	Common Stock		Additional Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance March 31, 2014	9,700,000	$970	$22,442,094	-	$(25,059,721)	$(2,616,657)

Effect of the capital transactions in NaturalShrimp Holdings, Inc.:
Issuance of shares for cash prior to reverse acquisition			911,101			911,101
Issuance of shares for compensation			304,018			304,018
Dividends			8,550			8,550

Effect of reverse acquisition on January 29, 2015:
Shares issued to NaturalShrimp Holdings, Inc.	75,520,240	7,552	(7,552)			-
Shares cancelled with acquisition
Effect of reverse acquisition - MYDR accrued expenses			(124,994)			(124,994)

Issuance of shares for cash	1,485,712	149	519,851			520,000
Shares issued with proceeds receivable at March 31, 2015	71,430	7	24,994	(25,001)		-
Net loss					(1,630,825)	(1,630,825)

Balance March 31, 2015	86,777,382	$8,678	$24,078,062	$(25,001)	$(26,690,546)	$(2,628,807)

Issuance of shares for cash	2,393,956	239	836,609	25,001		861,849
Issuance of shares debt repayment	199,103	20	378,276			378,296
Issuance of shares for compensation	28,571	3	49,996			49,999

Net loss					(2,151,546)	(2,151,546)

Balance March 31, 2016	89,399,012	$8,940	$25,342,943	$-	$(28,842,092)	$(3,490,209)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,151,546)	$(1,630,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	49,999	304,018
Shares issued for dividends	-	8,550
Interest added to long term debt	-	26,670
Depreciation expense	74,680	82,936
Loss on extinguishment of debt	319,369	-
Changes in operating assets and liabilities:
Accounts receivable	3,203	(72)
Other assets	-	(11,000)
Accounts payable	387,047	(14,332)
Other accrued expenses	5,137	(7,379)
Accrued interest - related parties	106,739	40,826

CASH USED IN OPERATING ACTIVITIES	(1,205,372)	(1,200,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(35,980)	(27,105)

CASH USED IN INVESTING ACTIVITIES	(35,980)	(27,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of related party notes payable	(5,798)	(16,000)
Borrowing on debt	50,000	19,550
Borrowing on Notes payable - related party	134,750
Borrowing on Short-term notes	(12,407)	(8,421)
Lines of credit	(1,758)	10,608
Proceeds from sale of stock pre-reverse acquisition	-	911,101
Proceeds from sale of stock post-reverse acquisition	861,849	520,000

CASH PROVIDED BY FINANCING ACTIVITIES	1,026,636	1,436,838

NET CHANGE IN CASH	(214,716)	209,125

CASH AT BEGINNING OF YEAR	220,874	11,749

CASH AT END OF YEAR	$6,158	$220,874

INTEREST PAID DURING YEAR	$26,384	$76,402

NON-CASH TRANSACTIONS
Accrued interest settled with debt	$23,927	$-
Shares issued receivable	$-	$25,001
Notes payable - related party settled with stock	$35,000	$-

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended March 31, 2016, the Company incurred losses from operations of $2,151,546.  At March 31, 2016, the Company had an accumulated deficit of $28,842,092 and a working capital deficit of $4,836,356.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  During the 2016 fiscal year, the Company received net cash proceeds of $836,850 from the additional sales of common stock and $134,750 from a borrowing on notes payable - related party.  Management believes that private placements of equity capital and/or additional debt financing will be needed to fund our long-term operating requirements.  The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  The Company continues to pursue external financing alternatives to improve our working capital position.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The Company plans to improve the growth rate of the shrimp and the environmental conditions of its production facilities.  Management also plans to acquire a hatchery in which the Company can better control the environment in which to develop the post larvaes.  If management is unsuccessful in these efforts, discontinuance of operations is possible.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reverse Acquisitions

Identification of the Accounting Acquirer

The Company considers factors in Accounting Standard Codification (ASC) paragraphs 805-10-55-10 through 55-15 in identifying the accounting acquirer.  The Company uses the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree.  Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following:  (a) the relative voting rights in the combined entity after the business combination.  The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities; (b) the existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest.  The acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity; (c) the composition of the governing body of the combined entity.  The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity; (d) the composition of the senior management of the combined entity.  The acquirer usually is the combining entity whose former management dominates the management of the combined entity; and (e) the terms of the exchange of equity interests.  The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities. The acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

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

Off Balance Sheet Arrangements

As of March 31, 2016, the Company did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Basic Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance (ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding.  Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.

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

At March 31, 2016 and 2015, the Company did not have any assets or liabilities that would be required to be measured under ASC Topic 820.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”.  The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2016 and 2015.

Inventories

Shrimp inventories are stated at the lower of cost (first-in, first-out method) or market.  Purchased shrimp (Post Larvae or “PL”) are carried at purchase costs plus costs of maintenance through the balance sheet dates.  Inventories were not material at March 31, 2016 and 2015.

Fixed Assets

Equipment is carried at historical value at the date of the reverse acquisition or cost and is depreciated over the estimated useful lives of the related assets.  Depreciation on buildings is computed using the straight-line method, while depreciation on all other fixed assets is computed using the Modified Accelerated Cost Recovery System (MACRS) method.  MACRS does not materially differ from GAAP.  Estimated useful lives are as follows:

Autos and Trucks	5 years
Buildings	27.5 – 39 years
Other Depreciable Property	5 – 10 years
Furniture and Fixtures	3 – 10 years

Maintenance and repairs are charged to expense as incurred.  At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The consolidated statements of operations reflect depreciation expense of $74,680 and $82,936 for the years ended March 31, 2016 and 2015, respectively.

Revenue Recognition

Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured.  The Company has no warranty or return policy as all sales are final.  The Company extends unsecured credit to its customers for amounts invoiced.

Bad Debts

Uncollectible accounts receivable are written off at the time amounts are determined to be a loss to the Company.  An allowance for doubtful accounts receivable is maintained as necessary, based upon specific accounts receivable outstanding determined to be uncollectible and the appropriate charge is made to operations.  As of March 31, 2016 and 2015, no allowance for doubtful accounts was deemed necessary.

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

As of March 31, 2016, there have been no environmental expenses incurred by the Company.

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

Recent Accounting Standards

During the year ended March 31, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – SHORT-TERM DEBT AND LINES OF CREDIT

On November 3, 2015 the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000.  As of March 31, 2016, the Company has drawn $50,000 on this short-term note.  The short-term note has a stated interest rate of 5.25%, maturity date of November 3, 2016 and an initial interest only payment on February 3, 2016.  The short-term note is guaranteed by an officer and director.

The Company has a working capital line of credit with Community National Bank.  On August 28, 2013, the Company renewed the line of credit for $30,000.  The line of credit bears an interest rate of 7.3% and is payable quarterly.  The line of credit matured on February 28, 2014 and was renewed by the Company with a maturity date of June 10, 2017.  It is secured by various assets of the Company’s subsidiaries, and is guaranteed by two directors of the Company.  The balance of the line of credit at March 31, 2016 and March 31, 2015 was $14,129 and $27,009, respectively.

The Company also has a working capital line of credit with Extraco Bank.  On March 12, 2015, the Company renewed the line of credit for $475,000.  The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly.  The line of credit matures on April 30, 2017, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the line of credit is $473,029 and $473,029 at March 31, 2016 and March 31, 2015, respectively.

The Company has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2016 and April 30, 2016, with maturity dates of January 19, 2017 and April 30, 2017, respectively.  The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 and $278,470 at March 31, 2016 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Capital One Bank for $50,000.  The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 25.24% as of March 31, 2016.  The line of credit is unsecured.  The balance of the line of credit was $9,580 and $9,580 at March 31, 2016 and March 31, 2015, respectively.

The Company also has a working capital line of credit with Chase Bank for $25,000.  The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.98% as of March 31, 2016.  The line of credit is secured by assets of the Company’s subsidiaries.  The balance of the line of credit is $12,261 and $13,546 at March 31, 2016 and March 31, 2015, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended March 31, 2016, the Company reached an agreement with certain vendors in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.

On August 7, 2015, the Company reached an agreement with a professional advisor in which the Company issued 28,571 shares of common stock with a fair value of $49,999.  This amount was recorded as stock compensation cost for the year ended March 31, 2016.

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

For the year ended March 31, 2015 NSH, sold to equity investors $911,101, which has been included in additional paid-in capital.

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

Between May 7, 2015 and January 5, 2016, NaturalShrimp Incorporated entered into a form of Subscription Agreement (the “Agreement”) and consummated initial closings of a private placement offering of the Company’s common stock (the “Offering”).  As of March 31, 2016 an aggregate of 2,393,956 shares of common stock had been sold to investors pursuant to the Agreement at a price of $0.35 per share.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc., a shareholder.  Between January 16, 2016 and March 7, 2016 the Company borrowed $134,750 under this agreement.  The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (BCS), a shareholder of the Company, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly.  The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas.  Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of the Company.  The balance of the note at March 31, 2016 and 2015 was $2,004,820 and is classified as a current liability on the consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (BCS subordinated note) to provide working capital to pay accrued interest due under the BCS note and other operating expenses.  On April 7, 2009, the BCS subordinated note was increased to $125,000 to provide additional working capital for the Company.  The balance of the BCS subordinated note at March 31, 2016 and 2015 was $2,305,953 and $2,305,953, respectively, and is classified as a current liability on the consolidated balance sheets.  During the years ended March 31, 2016 and 2015, the Company incurred $75,222 and $27,446 in interest expense on the subordinated note.  At March 31, 2016 and 2015, accrued interest payable was $176,982 and $101,760, respectively.

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

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date.  The balance of these notes at March 31, 2016 and 2015 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets.  The Company repaid $16,000 during the year ended March 31, 2015.  At March 31, 2016 and 2015, accrued interest payable was $142,296 and $111,784, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000.  The note bears interest at 6.0% and is payable upon maturity on January 20, 2011.  In addition, the Company issued 100,000 shares of common stock for consideration.  The shares were valued at the date of issuance at fair market value.  The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note.  The assignment of a value to the shares resulted in a financing fee being recorded for the same amount.  The note is unsecured.  The balance of the note at March 31, 2016 and 2015 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets.  Interest expense on the note was $3,000 and $3,025 during the years ended March 31, 2016 and 2015, respectively.  At March 31, 2016 and 2015, accrued interest payable was $ 1,543 and $795 respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%.  The balance of these notes at March 31, 2016 and 2015 was $30,000, and is classified as a current liability on the consolidated balance sheets.  At March 31, 2016 and 2015, accrued interest payable was $800 and $400, respectively.

Beginning in 2009, the Company enter into notes payable with various shareholders of the Company.  The notes bear interest at 15.0% and are payable generally twelve months from the date of the note.  The notes are collateralized by the shrimp crop attributable to the post larvaes (PLs) acquired from the note proceeds.  On May 28, 2015 the Company reached an agreement with these various shareholders in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.  At March 31, 2015 the balance of these notes totaled $35,000 and is classified as current liabilities on the consolidated balance sheets.  Interest expense on these notes totaled $656 during the year ended March 31, 2016.  At March 31, 2016 and March 31, 2015, accrued interest payable was $0 and $23,271, respectively.

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

The components of income tax expense for the years ended March 31, 2016 and 2015 consist of the following:

	2016	2015
Current tax provision	$(619,000)	$(280,000)
Deferred tax benefit	(180,000)	-
Valuation allowance	799,000	280,000
Total income tax provision	$-	$-

Significant components of the Company's estimated deferred tax assets and liabilities as of March 31, 2016 and 2015 are as follows:
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$619,000	$280,000
Deferred tax	180,000
Total deferred tax asset	799,000	280,000
Valuation allowance	(799,000)	(280,000)
	$-	$-

As of March 31, 2016, we had approximately $3,260,000 of federal net operating loss carry forwards.  These carry forwards, if not used, will begin to expire in 2028.  Future utilization of our net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382.  Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $10,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized.  Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  The Company has established a valuation allowance against our net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets.  Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $519,000 in the year ended March 31, 2016.

The Company reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years.  The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2012 due to unexpired net operating loss carryforwards originating in and subsequent to that year.  The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution.  Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of March 31, 2016 and 2015, the Company’s cash balance did not exceed FDIC coverage.

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