Form 10-Q
period 2016-06-30
NaturalShrimp Inc
filed 2016-08-22
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________
Commission file number: 000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15150 Preston Rd, Suite 300 Dallas, Texas 75248	75231
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474
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

As of August 20, 2016, there were 89,399,012 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$3,700	$6,158

Total current assets	3,700	6,158

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	1,164,214	929,214
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,182,144)	(1,161,144)

Fixed assets, net	1,548,647	1,334,647

Other assets
Deposits	11,500	11,500

Total other assets	11,500	11,500

Total assets	$1,563,847	$1,352,305

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term note and Lines of credit	$836,211	$837,469
Accounts payable	814,856	568,806
Accrued interest - related parties	368,401	320,822
Other accrued expenses	200,677	154,558
Notes payable - related parties	798,403	654,906
Notes payable in default - related party	2,305,953	2,305,953

Total current liabilities	5,324,501	4,842,514

Total liabilities	5,324,501	4,842,514

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized 89,399,012 and 89,399,012 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	8,940	8,940
Additional paid in capital	25,342,943	25,342,943
Accumulated deficit	(29,112,537)	(28,842,092)

Total stockholders' deficit	(3,760,654)	(3,490,209)

Total liabilities and stockholders' deficit	$1,563,847	$1,352,305

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2016	June 30, 2015

Sales	$-	$-

Operating expenses
Facility operations	23,399	23,311
General and administrative	184,729	489,552
Depreciation	21,000	20,500
Loss on extinguishment of debt	-	10,759

Total operating expenses	229,128	544,122

Net operating loss	(229,128)	(544,122)

Other income (expense)
Interest expense	(41,317)	(31,004)
Other income	-	3,670

Total other income (expense)	(41,317)	(27,334)

Loss before income taxes	(270,445)	(571,456)

Income taxes	-	-

Net loss	$(270,445)	$(571,456)

EARNINGS PER SHARE (Basic)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	89,399,012	86,940,992

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,445)	$(571,456)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	21,000	20,500
Loss on extinguishment of debt	-	10,759
Changes in operating assets and liabilities:
Accounts payable	11,050	9,695
Other accrued expenses	46,119	140,078
Accrued interest - related parties	47,579	(6,054)

CASH USED IN OPERATING ACTIVITIES	(144,697)	(396,478)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for purchase of fixed assets	-	(617)

CASH USED IN INVESTING ACTIVITIES	-	(617)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on debt	-	(256)
Payment of related party notes payable		(2,262)
Borrowing on Notes payable related party	143,497
Repayment of Lines of credit	(1,258)
Proceeds from sale of stock - post reverse acquisition		395,251

CASH PROVIDED BY FINANCING ACTIVITIES	142,239	392,733

NET CHANGE IN CASH	(2,458)	(4,362)

CASH AT BEGINNING OF PERIOD	6,158	220,874

CASH AT END OF PERIOD	$3,700	$216,512

INTEREST PAID	$6,262	$13,131

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unpaid acquistion cost of machinery & equipment	$235,000	-
Shares issued receivable	$-	50,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2016 (including the notes thereto) set forth on Form 10-K. The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Significant Accounting Policies

For reference to a complete list of significant accounting policies, these financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2016 (including the notes thereto) set forth on Form 10-K.

During the period ended June 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2016, the Company incurred losses from operations of $270,445. At June 30, 2016, the Company had an accumulated deficit of $29,112,536 and a working capital deficit of $5,320,800. These matters raise substantial doubt about the ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2016, the Company received net cash proceeds of $143,497 from the additional issuance of debt from a related party. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company is continuing to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SHORT-TERM DEBT AND LINES OF CREDIT

On November 3, 2015 the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. As of March 31, 2016, the Company has drawn $50,000 on this short-term note.  The short-term note has a stated interest rate of 5.25%, maturity date of November 3, 2016 and an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at June 30, 2016 and March 31, 2016 was $50,000.

The Company has a working capital line of credit with Community National Bank. On August 28, 2013, the Company renewed the line of credit for $30,000. The line of credit bears an interest rate of 7.3% and is payable quarterly. The line of credit matured on February 28, 2014 and was renewed by the Company with a maturity date of June 10, 2017. It is secured by various assets of the Company’s subsidiaries, and is guaranteed by two directors of the Company. The balance of the line of credit at June 30, 2016 and March 31, 2016 was $13,228 and $14,129, respectively.

The Company also has a working capital line of credit with Extraco Bank. On March 12, 2015, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2017, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $473,029 and $473,029 at June 30, 2016 and March 31, 2016, respectively.

The Company has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2016 and April 30, 2016, with maturity dates of January 19, 2017 and April 30, 2017, respectively. The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly. It is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $278,470 and $278,470 at June 30, 2016 and March 31, 2016, respectively.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 25.24% as of June 30, 2016. The line of credit is unsecured. The balance of the line of credit was $9,580 and $9,580 at June 30, 2016 and March 31, 2016, respectively.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.98% as of June 30, 2016. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,903 and $12,261 at June 30, 2016 and March 31, 2016, respectively.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc., a shareholder. Between January 16, 2016 and June 29, 2016 the Company borrowed $262,352 under this agreement. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (BCS), a shareholder of the Company, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly. The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas. Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of the Company. The balance of the note at June 30, 2016 and March 31, 2016 was $2,004,820 and classified as a current liability on the consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (BCS subordinated note) to provide working capital to pay accrued interest due under the BCS note and other operating expenses. On April 7, 2009, the BCS subordinated note was increased to $125,000 to provide additional working capital for the Company. The balance of the BCS subordinated note at June 30, 2016 and March 31, 2015 was $301,133 and $301,133, respectively, and classified as a current liability on the consolidated balance sheets. During the three months ended June 30, 2016 and 2015, the Company incurred $18,805 and $18,664 in interest expense on the subordinated note. At June 30, 2016 and March 31, 2016, accrued interest payable was $195,787 and $176,982, respectively.

On January 25, 2010, the Company received notice from BCS notifying it that the Company was in default of its obligations to BCS and that both the BCS note and the BCS subordinated note, as well as all accrued interest, fees and expenses, were payable in full. Pursuant to a forbearance agreement dated January 25, 2010, BCS agreed to forbear from exercising any remedies available under the notes until January 25, 2011 or when the Company fails to promptly perform any of its covenants or obligation under the forbearance agreement, whichever occurs first. In 2015, the parties executed a fifth forbearance agreement which extended the forbearance terms to December 31, 2016.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at June 30, 2016 and March 31, 2016 was $456,051 and $440,156, respectively, and is classified as a current liability on the consolidated balance sheets. At June 30, 2016 and March 31, 2016, accrued interest payable was $149,875 and $142,296, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000. The note bears interest at 6.0% and is payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration. The shares were valued at the date of issuance at fair market value. The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note. The assignment of a value to the shares resulted in a financing fee being recorded for the same amount. The note is unsecured. The balance of the note at June 30, 2016 and March 31, 2016 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was $750 and $750 during the three months ended March 31, 2016 and 2015, respectively. At June 30, 2016 and March 31, 2016, accrued interest payable was $ 1,537 and $1,543 respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2016 and March 31, 2016 was $30,000, and is classified as a current liability on the consolidated balance sheets. At June 30, 2016 and March 31, 2016, accrued interest payable was $900 and $800, respectively.

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

For the years ended March 31, 2016 and 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2016 and March 31, 2016, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2016 and March 31, 2016, the Company’s cash balance did not exceed FDIC coverage.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended March 31, 2016, and filed on July 14, 2016, any of which may cause the Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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
●
the impact of any industry regulation; and
●
other factors discussed under the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended March 31, 2016.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to NaturalShrimp Incorporated, inclusive of our wholly-owned subsidiaries, NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended June 30, 2016 are summarized as follows in comparison to our expenses for the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Salaries and related expenses	$99,526	$79,418
Rent	1,500	3,660
Professional fees	34,363	270,226
Other general and administrative expenses	49,340	136,248
Facility operations	23,399	23,311
Depreciation	21,000	20,500
Total	$229,128	$544,122

Operating expenses decreased $314,994 from $544,122 for the three months ended June 30, 2015 to $229,128 for the three months ended June 30, 2016, a decrease of 58%. The primary reason for the change is the decrease in professional fees and the decrease in other general and administrative expenses associated with the reverse acquisition transaction in comparison to the current period.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2016, we had cash and cash equivalents on hand of $3,700 and a working capital deficiency of $5,320,800, as compared to cash equivalents on hand of $6,158 and a working capital deficiency of $4,836,356 as of March 31, 2016. The increase in working capital deficiency is mainly due to an increase in accounts payable for the period ended March 31, 2016.

Working Capital Deficiency

	June 30,	March 31,
	2016	2016
Current assets	$3,700	$6,158
Current liabilities	5,324,501	4,842,514
Working capital deficiency	$5,320,801	$4,836,356

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

Cash Flows

	Three Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(144,697)	$(396,478)
Net cash used in investing activities	-	(617)
Net cash provided by financing activities	142,239	216,512
Increase (decrease) in cash and cash equivalents	$(2,458)	$(4,362)

The decrease in net cash used in operating activities in the three months ended June 30, 2016, compared to the same period in June 30 2015, mainly relates to a decrease in operating expenses. The decrease in cash provided by financing activities is mainly due to a decrease in cash flows from financing activities, namely proceeds from sale of common stock in the previous period reduced by issuance of debt from a related party in the current period.

Given our cash position of approximately $3,700 as of June 30, 2016, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through 2016.

Notes Payable-Related party

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc., a shareholder. Between January 16, 2016 and June 29, 2016 the Company borrowed $262,352 under this agreement. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Going Concern

The unaudited condensed consolidated financial statements contained in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to June 30, 2016 of $29,112,536, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and credit lines that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Therefore, we will need to raise an additional $1,700,000 to cover all of our operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2016 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2016 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended June 30, 2016 or in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2016, based on the material weaknesses defined below:

(i)             inadequate segregation of duties consistent with control objectives; and
(ii)            ineffective controls over period end financial disclosure and reporting processes.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended June 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our Subsidiaries or has a material interest adverse to our company or our Subsidiaries.

ITEM 1A. RISK FACTORS
An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 that was filed on July 14, 2016, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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
Date: August 22, 2016

By: /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 22, 2016