Form 10-Q
period 2016-09-30
NaturalShrimp Inc
filed 2016-11-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________
Commission file number: 000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15150 Preston Rd, Suite 300 Dallas, TX	75248
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2016, there were 89,399,012 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$112,410	$6,158

Total current assets	112,410	6,158

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	929,214	929,214
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,182,144)	(1,161,144)

Fixed assets, net	1,313,647	1,334,647

Other assets
Deposits	11,500	11,500

Total other assets	11,500	11,500

Total assets	$1,437,557	$1,352,305

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Short-term note and Lines of credit	$831,264	$837,469
Accounts payable	521,287	568,806
Accrued interest - related parties	378,876	320,822
Other accrued expenses	289,247	154,558
Notes payable - related parties	1,131,865	654,906
Notes payable in default - related party	2,305,953	2,305,953

Total current liabilities	5,458,492	4,842,514

Total liabilities	5,458,492	4,842,514

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized 89,399,012 and 89,399,012 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	8,940	8,940
Additional paid in capital	25,342,943	25,342,943
Accumulated deficit	(29,372,818)	(28,842,092)

Total stockholders' deficit	(4,020,935)	(3,490,209)

Total liabilities and stockholders' deficit	$1,437,557	$1,352,305

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales	$-	$-	$-	$-

Operating expenses
Facility operations	18,931	90,803	42,330	114,114
General and administrative	174,001	437,951	358,730	927,506
Depreciation	-	20,500	21,000	41,000
Loss on extinguishment of debt	-	308,610	-	319,369

Total operating expenses	192,932	857,864	422,060	1,401,989

Net operating loss	(192,932)	(857,864)	(422,060)	(1,401,989)

Other income (expense)
Interest expense	(67,350)	(41,670)	(108,667)	(72,674)
Other income	-	2,860	-	6,530

Total other income (expense)	(67,350)	(38,810)	(108,667)	(66,144)

Loss before income taxes	(260,282)	(896,674)	(530,727)	(1,468,133)

Income taxes	-	-	-	-

Net loss	$(260,282)	$(896,674)	$(530,727)	$(1,468,133)

EARNINGS PER SHARE (Basic)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	89,399,012	88,630,450	89,399,012	87,967,486

  The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(530,727)	$(1,468,130)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	49,999
Depreciation expense	21,000	41,000
Loss on extinguishment of debt	-	319,369
Changes in operating assets and liabilities:
Accounts payable	(47,519)	254,690
Other accrued expenses	134,689	(87,580)
Accrued interest - related parties	58,054	32,390

CASH USED IN OPERATING ACTIVITIES	(364,503)	(858,262)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for purchase of fixed assets	-	(9,860)

CASH USED IN INVESTING ACTIVITIES	-	(9,860)

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of related party notes payable	-	(5,798)
Borrowing on Notes payable related party	476,960	-
Repayment of Lines of credit	(6,205)	(6,653)
Proceeds from sale of stock - post reverse acquisition	-	734,749

CASH PROVIDED BY FINANCING ACTIVITIES	470,755	722,298

NET CHANGE IN CASH	106,252	(145,824)

CASH AT BEGINNING OF PERIOD	6,158	220,874

CASH AT END OF PERIOD	$112,410	$75,050

INTEREST PAID	$31,984	$40,284

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

During the period ended September 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2016, the Company incurred losses from operations of $530,727. As of September 30, 2016, the Company had an accumulated deficit of $29,372,818 and a working capital deficit of $5,346,082. These matters raise substantial doubt about the ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended September 30, 2016, the Company received net cash proceeds of $476,960 from the additional issuance of debt from a related party. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company is continuing to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SHORT-TERM DEBT AND LINES OF CREDIT

On November 3, 2015 the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. As of March 31, 2016, the Company has drawn $50,000 on this short-term note. The short-term note has a stated interest rate of 5.25%, maturity date of November 3, 2016 and an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at September 30, 2016 and March 31, 2016 was $50,000. The Company is currently working on an extension to this note.

The Company has a working capital line of credit with Community National Bank. On August 28, 2013, the Company renewed the line of credit for $30,000. The line of credit bears an interest rate of 7.3% and is payable quarterly. The line of credit matured on February 28, 2014 and was renewed by the Company with a maturity date of June 10, 2017. It is secured by various assets of the Company’s subsidiaries, and is guaranteed by two directors of the Company. The balance of the line of credit at September 30, 2016 and March 31, 2016 was $8,637 and $14,129, respectively.

The Company also has a working capital line of credit with Extraco Bank. On March 12, 2015, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 4.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2017, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $473,029 and $473,029 at September 30, 2016 and March 31, 2016, respectively.

The Company has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2016 and April 30, 2016, with maturity dates of January 19, 2017 and April 30, 2017, respectively. The lines of credit bear an interest rate of 4.5% that is compounded monthly on unpaid balances and is payable monthly. It is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $278,470 and $278,470 at September 30, 2016 and March 31, 2016, respectively.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 25.24% as of September 30, 2016. The line of credit is unsecured. The balance of the line of credit was $9,580 and $9,580 at September 30, 2016 and March 31, 2016, respectively.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.98% as of September 30, 2016. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,546 and $12,261 at September 30, 2016 and March 31, 2016, respectively.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc., a shareholder. Between January 16, 2016 and September 27, 2016 the Company borrowed $595,815 under this agreement. The note payable has no set monthly payment or maturity date with a stated interest rate of 2% and accrued interest of $2,341 at September 30, 2016.

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (BCS), a shareholder of the Company, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly. The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas. Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of the Company. The balance of the note at September 30, 2016 and March 31, 2016 was $2,004,820 and classified as a current liability on the consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (BCS subordinated note) to provide working capital to pay accrued interest due under the BCS note and other operating expenses. On April 7, 2009, the BCS subordinated note was increased to $125,000 to provide additional working capital for the Company. The balance of the BCS subordinated note at September 30, 2016 and March 31, 2015 was $301,133 and $301,133, respectively, and classified as a current liability on the consolidated balance sheets. During the six months ended September 30, 2016 and 2015, the Company incurred $37,611 and $37,611 in interest expense on the subordinated note. At September 30, 2016 and March 31, 2016, accrued interest payable was $214,593 and $176,982, respectively.

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

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at September 30, 2016 and March 31, 2016 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At September 30, 2016 and March 31, 2016, accrued interest payable was $156,952 and $142,296, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of the Company, for $50,000. The note bears interest at 6.0% and is payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration. The shares were valued at the date of issuance at fair market value. The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note. The assignment of a value to the shares resulted in a financing fee being recorded for the same amount. The note is unsecured. The balance of the note at September 30, 2016 and March 31, 2016 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was $1,500 and $1,500 during the six months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and March 31, 2016, accrued interest payable was $ 2,287 and $1,543 respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of the Company for a total of $290,000 and bearing interest at 8%. The balance of these notes at September 30, 2016 and March 31, 2016 was $30,000, and is classified as a current liability on the consolidated balance sheets. At September 30, 2016 and March 31, 2016, accrued interest payable was $1,000 and $800, respectively.

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

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable.  Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2016 and March 31, 2016, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2016 and March 31, 2016, the Company’s cash balance did not exceed FDIC coverage.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this quarterly report on Form 10-Q include statements about

●
our ability to successfully commercialize our shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
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

Since the middle of 2015, we have continued to develop our indoor shrimp production system. In addition, during 2016, we have engaged in additional engineering projects to further enhance our indoor production capabilities. We are also working on expanding our intellectual property with respect to such additional enhancements. At this time, we don’t expect commercial sales until late 2017, which would be limited. When production does commence, wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $12.00 per pound F.O.B, based on preliminary estimates.

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

Results of Operations

Comparison of the Six Months Ended September 30, 2016 to the Six Months Ended September 30, 2015

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the six months ended September 30, 2016 are summarized as follows in comparison to our expenses for the six months ended September 30, 2015:

	Six Months Ended September 30,
	2016	2015
Salaries and related expenses	$191,061	$199,584
Rent	4,984	10,220
Professional fees	73,777	456,653
Other general and administrative expenses	88,908	261,046
Facility operations	42330	114,114
Depreciation	21,000	41,000
Total	$422,060	$1,082,620

Operating expenses for the six months ended September 30, 2016 were $422,060, representing a decrease of 61% compared to operating expenses of $1,082,620 for the same period in 2015. The primary reason for the change is the decrease in professional fees and the decrease in other general and administrative expenses associated with the reverse acquisition transaction in comparison to the current period.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended September 30, 2016 are summarized as follows in comparison to our expenses for the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Salaries and related expenses	$91,535	$120,166
Rent	3,484	6,560
Professional fees	39,414	186,427
Other general and administrative expenses	39,568	124,798
Facility operations	18,931	90,803
Depreciation	-	20,500
Total	$192,932	$549,254

Operating expenses for the three months ended September 30, 2015 were $192,932, representing a decrease of 65% compared to operating expenses of $549,254 for the same period in 2015. The primary reason for the change is the decrease in professional fees and the decrease in other general and administrative expenses associated with the reverse acquisition transaction in comparison to the current period.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2016, we had cash and cash equivalents on hand of $112,410 and a working capital deficiency of $5,346,082, as compared to cash equivalents on hand of $6,158 and a working capital deficiency of $4,836,356 as of March 31, 2016. The increase in working capital deficiency is mainly due to an increase in accrued expenses for the period ended September 30, 2016.

Working Capital Deficiency

	September 30,	March 31,
	2016	2016
Current assets	$112,410	$6,158
Current liabilities	5,458,492	4,842,514
Working capital deficiency	$5,346,082	$4,836,356

The decrease in current assets is mainly due to a decrease of in cash and equivalents. The increase in current liabilities is primarily due to increase in accrued interest and notes payable to related parties. Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Six Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(364,503)	$(858,262)
Net cash used in investing activities	-	(9,860)
Net cash provided by financing activities	470,755	722,298
Increase (decrease) in cash and cash equivalents	$106,252	$(145,824)

The decrease in net cash used in operating activities in the six months ended September 30, 2016, compared to the same period in September 30 2015, mainly relates to a decrease in operating expenses. The decrease in cash provided by financing activities is mainly due to a decrease in cash flows from financing activities, namely proceeds from sale of common stock in the previous period reduced by issuance of debt from a related party in the current period.

Our cash position was approximately $112,410 as of September 30, 2016. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through 2016.

Notes Payable-Related party

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc., a shareholder. Between January 16, 2016 and September 27, 2016 the Company borrowed $595,815 under this agreement. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Going Concern

The unaudited condensed consolidated financial statements contained in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to September 30, 2016 of $29,372,818, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses. For the six months ended September 30, 2016, our cash needs have been funded via advances from our loan with NaturalShrimp Holdings, Inc. Other alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and credit lines that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Therefore, we will need to raise an additional $5,000,000 to cover all of our expansion and operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2016 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended September 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the quarter ended September 30, 2016 are fairly stated, in all material respects, in accordance with United States Generally Accepted Accounting Principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We know of no material pending proceedings to which we are a party or of which our properties are subject.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description
10.1*	Intercompany Loan Agreement between the Company and NaturalShrimp Holdings, Inc. dated January 1, 2016
10.2*	First Amendment to Intercompany Loan Agreement between the Company and NaturalShrimp Holdings, Inc. dated May 1, 2016
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 19, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2016

By: /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2016