Form 10-K
period 2017-03-31
NaturalShrimp Inc
filed 2017-06-29
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
  ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017

or

  ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission file number 000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15150 Preston Road, Suite 300, Dallas, TX 75248
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,950,524.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 92,408,298 shares of common stock as of June 26, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended March 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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
●
supply constraints or difficulties;
●
the retention and availability of key personnel;
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
●
the commercial success of our products;
●
intellectual property claims brought by third parties; and
●
the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and the Company’s wholly-owned subsidiaries: NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On January 30, 2015, we consummated the acquisition of the Assets pursuant to the Agreement. In accordance with the terms of the Agreement, we issued 75,520,240 shares of our common stock to NSH as consideration for the Assets. As a result of the transaction, NSH acquired 88.62% of our issued and outstanding shares of common stock; NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming company.

In connection with our receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective March 3, 2015, we amended our Articles of Incorporation to change our name to “NaturalShrimp Incorporated.”

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

NS Global, a wholly owned subsidiary of NaturalShrimp Incorporated., owns approximately 10% of NaturalShrimp International A.S. in Europe. Our European-based partner, NaturalShrimp International A.S., Oslo, Norway is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility and was completed in 2015. Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

Since the middle of 2015, we have continued to develop our indoor shrimp production system. In addition, during 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. We are also working on expanding our intellectual property with respect to such additional enhancements. At this time, we don’t expect commercial production until late calendar 2017, which would be limited. When production does commence, wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $12.00 per pound F.O.B, based on preliminary estimates.

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

Shrimp boats catch shrimp through the use of large, boat-towed nets. These nets are quite toxic to the undersea environment as they disturb and destroy ocean-bottom ecosystems; these nets also catch a variety of non-shrimp sea life, which is typically killed and discarded as part of the shrimp harvesting process. Additionally, the world’s oceans can only supply a finite amount of shrimp each year, and in fact, single-boat shrimp yields have fallen by approximately 20% since 2010 and continue to decrease. The shrimping industry’s answer to this problem has been to deploy more (and larger) boats that deploy ever-larger nets, which has in the short-term been successful at maintaining global shrimp yields. However, this benefit cannot continue forever, as eventually global demand has the potential of outstripping the oceans’ ability to maintain the natural ecosystem’s balance, resulting in a permanent decline in yields. When taken in light of global population growth and the ever-increasing demand for nutrient-rich foods such as shrimp, this is clearly an unsustainable production paradigm.

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

Our self-contained shrimp aquaculture system allows for the production of Pacific White (Litopenaeus vannamei, formerly Penaeus vannamei) shrimp in an ecologically-controlled, fully-contained and independent production system without the use of antibiotics or toxic chemicals.

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

Technology

Intensive, Indoor, Closed-System Shrimp Production Technology

Historically, efforts to raise shrimp in a high-density, closed system at the commercial level have been met with either modest success or outright failure through “BioFloc Technology”. Infectious agents such as parasites, bacteria and viruses are the most damaging and most difficult to control. Bacterial infection can in some cases be combated through the use of antibiotics (although not always), and in general, the use of antibiotics is considered undesirable and counter to “green” cultivation practices. Viruses can be even worse, in that they are immune to antibiotics. Once introduced to a shrimp population, viruses can wipe out entire farms and shrimp populations, even with intense probiotic applications.

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

Automated Monitoring and Control System

The Company’s “Automated Monitoring and Control System” uses individual tank monitors to automatically control the feeding, oxygenation, and temperature of each of the facility tanks independently. In addition, a facility computer running custom software communicates with each of the controllers and performs additional data acquisition functions that can report back to a supervisory computer from anywhere in the world. These computer-automated water controls optimize the growing conditions for the shrimp as they mature to harvest size, providing a disease-resistant production environment.

The principal theories behind the Company’s system are characterized as:

●
High-density shrimp production
●
Weekly production
●
Natural ecology system
●
Regional production
●
Regional distribution

These principles form the foundation for the Company and our potential distributors so that consumers can be provided with continuous volumes of live and fresh shrimp at competitive prices.

Research and Development

In 2001, the Company began research and development (R&D) of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, fifty-two weeks a year. The initial NaturalShrimp system was successful but the Company determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from the first R&D system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have continued to refine this technology, eliminating bacteria and other problems that affect enclosed systems and now have a successful shrimp growing process.

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

On September 7, 2016, we entered into a Letter of Commitment with Trane, Inc. (“Trane”), a division of Ingersoll-Rand Plc, whereby Trane shall proceed with a detailed audit to use data to verify the capabilities of an initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The prototype consists of a modified Electrocoagulation (EC) system for the human grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. Trane is authorized to proceed with such detailed audit to utilize data for purposes of verifying the capabilities of the EC system, including the ammonia and chlorine capture and sequestering and pathogen kill. The detailed audit shall deliver (i) a report on the inspection of the existing infrastructure determining if proper fit, adequate security, acceptable utility service, environmental protection and equipment sizing are achievable; (ii) provide firm fixed pricing for the EC system, electrode selection and supply, waste removal, ventilation of the off-gassing of the equipment; and (iii) a formalized plan for commissioning and on-site investigation of hardware design to simplify build-out of Phase 2 and future phases. The detailed audit and design is expected to be completed during our fiscal second quarter. Management expects to utilize the results of the detailed audit as part of the Company’s financing and underwriting package at the Company's La Coste, Texas facility. Installation of the system is expected to be provided by an outside general contractor, and lease financing for the system is expected to be provided by an outside leasing firm.

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

Product Description

Nearly all of the shrimp consumed today are shipped frozen. Shrimp are typically frozen from six to twenty-four months before consumption. Our system is designed to harvest a different tank each week, which provides for fresh shrimp throughout the year. We strive to create a niche market of “Always Fresh, Always Natural” shrimp. As opposed to many of the foreign shrimp farms, we can also claim that our product is 100% free of antibiotics. The ability to grow shrimp locally, year round allows us to provide this high-end product to specialty grocery stores and upscale restaurants throughout the world. We rotate the stocking and harvesting of our tanks each week, which allows for weekly shrimp harvests. Our product is free of all pollutants and is fed only all-natural feeds.

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

Harvesting, Packaging and Shipment

Each location is projected to include production, harvesting/processing and a general shipping and receiving area, in addition to warehousing space for storage of necessary supplies and products required to grow, harvest, package and otherwise make ready for delivery, a fresh shrimp crop on a weekly basis to consumers in each individual market area within 24 hours following harvest.

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

Because our system is enclosed and also indoors, it is not affected by weather or climate and does not depend on ocean proximity. As such, we believe we will be able to provide, naturally grown, high-quality, fresh shrimp to major market customers each week. This will allow distribution companies to leverage their existing customer relationships by offering an uninterrupted supply of high quality, fresh and locally grown shrimp. We will utilize distributors that currently supply fresh seafood to upscale restaurants, country clubs, specialty super markets and retail stores whose clientele expect and appreciate fresh, natural products.

NaturalShrimp Global, Inc., a wholly owned subsidiary of NaturalShrimp Incorporated., owns a percentage of NaturalShrimp International A.S. in Europe. Our European-based partner, NaturalShrimp International A.S., Oslo, Norway is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility was completed in 2016. Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

We will seek potential partners throughout open territories as we are able to obtain the adequate funding to complete the first two facilities at the La Coste location.

Go to Market Strategy and Execution

Our strategy is to develop regional production and distribution centers near major metropolitan areas throughout the United States and internationally. Today, we have 53,000 sq. ft. of R&D facilities, which includes, a pilot production system, greenhouse/reservoirs and utility buildings in La Coste, TX (near San Antonio). We intend to begin construction of a new free-standing facility with the next generation shrimp production system in place on the property in 2018.

The reasoning behind building additional shrimp production systems in La Coste is availability of trained production personnel, our research and development team, and an opportunity to develop the footprint and model for additional facilities. Our current plan is to develop six regional production and distribution centers near major markets in 2019, adding one system per month in a selected production center, depending on market demand.

We have sold product to restaurants at $12.00 per pound and to retail consumers at $16.50 to $21.00 per pound, depending on size, which helps to validate our pricing strategy. Additionally, from 2011 to 2013, we had two successful North Texas test markets which distributed thousands of pounds of fresh product to customers within 24 hours following harvest. The fresh product was priced from $8.40 to $12.00 per pound wholesale, heads on, net price to the Company.

Current Systems and Expansion

The pilot system is located in La Coste, Texas and is being retrofitted with new technology that the Company has been developing with Trane in connection with the engineering audit being conducted by Trane. This facility is projected to produce approximately 6,000 pounds every month. The next facility in La Coste will be substantially larger than the current system. The target yield of shrimp for the new facility will be approximately 6,000 pounds per week. Both facilities combined are projected to produce over 7,000 pounds of shrimp per week in La Coste. By staging the stocking and harvests from tank to tank, it enables us to produce weekly and therefore deliver fresh shrimp every week.

After the completion of the next system in La Coste, our long-term plan is to build additional production systems in Las Vegas, Chicago and New York. These locations are targeted to begin construction in fiscal 2019, and the funding for these plans are projected to come from profits, agricultural guaranty programs, and investors. These cities are not surrounded by commercial shrimp production and we believe there will be a high demand for fresh shrimp in all of these locations. In addition, the Company will continue to use the land it owns in La Coste to build as many systems as the Texas market demands.

Competition

There are a number of companies conducting research and development projects in their attempt to develop closed-system technologies in the U.S., some with reported production and sales. Florida Organic Aquaculture uses a Bio-Floc Raceway System to intensify shrimp growth, while Marvesta Shrimp Farms tanks in water from the Atlantic to use in their indoor system. Since these are privately-held companies, it is not possible to know, with certainty, their state of technical development, production capacity, need for water exchange, location requirements, financial status and other matters. To the best of our knowledge, none are producing significant quantities of shrimp relative to their local markets, and such fresh shrimp sales are likely confined to an area near the production facility.

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

Intellectual Property

We intend to take appropriate steps to protect our intellectual property. We have registered the trademark “NATURALSHRIMP” which has been approved and was published in the Official Gazette on June 5, 2012. There are potential technical processes for which the Company may be able to file a patent. However, there are no assurances that such applications, if filed, would be issued and no right of enforcement is granted to a patent application. Therefore, the Company has filed a provisional patent with the U.S. Patent Office and plans to use a variety of other methods, including copyright registrations as appropriate, trade secret protection, and confidentiality and non-compete agreements to protect its intellectual property portfolio.

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

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

●
Texas Parks and Wildlife Department (TPWD) - “Exotic species permit” to raise exotic shrimp (non-native to Texas). The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp. Currently Active - Expires December 31, 2017.
●
Texas Department of Agriculture (TDA) - “Aquaculture License” for aquaculture production facilities. License to “operate a fish farm or cultured fish processing plant.” Currently Active – Expires June 30, 2018.
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

We are subject to certain regulations regarding the need for field employees to be certified. We strictly adhere to these regulations. The cost of certification is an accepted part of expenses. Regulations may change and become a cost burden, but compliance and safety are our main concern.

Market Advantages and Corporate Drivers

The following are what we consider to be our advantages in the marketplace:

●
Early-mover Advantage: Commercialized technology in a large growing market with no significant competition yet identified. Most are early stage start-ups or early stage companies with limited production and distribution.
●
Farm-to-Market: This has significant advantages including reduced transportation costs and a product that is more attractive to local consumers.
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

Subsidiaries

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Employees

As of March 31, 2017, we had 4 full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in general business to advise us in various capacities.

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

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer, Chairman of the Board and President and Chief Financial Officer. We do not currently maintain any key man insurance. An unexpected partial or total loss of the services of these key individuals could be detrimental to our business.

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

The food industry, in general, experiences high levels of customer awareness with respect to food safety and product quality, information and traceability. We may fail to meet new and exacting customer requirements, which could reduce demand for our products.

Our success is dependent upon our ability to commercialize our shrimp production technology.

We plan to commence limited commercial operations in late calendar 2017. Until then, we will have been engaged principally in the research and development of the NaturalShrimp technology. Therefore, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

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

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect our results of operations, and such costs could exceed the value of our facility. In addition, the presence of hazardous or toxic substances, or the failure to properly manage, dispose of or remediate such substances, may adversely affect our ability to use, sell or rent our property or to borrow using our property as collateral which, in turn, could reduce our revenue and our financing ability. We have not engaged independent environmental consultants to assess the likelihood of any environmental contamination or liabilities and have not obtained a Phase I environmental assessment on our property. However, even if we did obtain a Phase I environmental assessment report, such reports are limited in scope and may not reveal all existing material environmental contamination.

Risks Related to Financing Our Business

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2017, we had net income of $114,318. At March 31, 2017, we had an accumulated deficit of $28,727,774 and a working capital deficit of $2,384,695. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

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

Our international operations will involve the use of foreign currencies, which will subject us to exchange rate fluctuations and other currency risks.

Currently, we have no revenues from international operations. In the future, however, any revenues and related expenses of our international operations will likely be generally denominated in local currencies, which will subject us to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations will subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

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

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2017, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2017, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

The report of Turner, Stone & Company, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended March 31, 2017, indicates that there was substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 15150 Preston Road, Suite 300, Dallas, TX, where we pay $550 per month under an operating lease that expires on August 2017. The Company expects to renew this lease for the forseeable future.

We also own a pilot-production facility at 833 County Road 583, Medina, TX, which consists of a 32,760 square foot production facility on 37 acres.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, QB Tier, under the symbol “SHMP”. The closing price of our common stock on June 26, 2017 was $0.39 per share. Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
March 31, 2017	$0.60	$0.31
December 31, 2016	$0.62	$0.22
September 30, 2016	$0.83	$0.28
June 30, 2016	$0.52	$0.05
March 31, 2016	$1.25	$0.32
December 31, 2015	$2.00	$0.30
September 30, 2015	$2.00	$1.31
June 30, 2015	$3.25	$1.00

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760. Their telephone number is (727) 289-0010.

Holders of Common Stock

As of June 26, 2017, there were 80 shareholders of record of our common stock. As of such date, 92,408,298 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2017.

Recent Sales of Unregistered Securities

Between February 13, 2015 and October 10, 2016, we entered into subscription agreements with various accredited investors and multiple closings of a private placement offering of the Company’s common stock (the “Offering”). An aggregate of 4,143,326 shares of common stock had been sold to investors at a price of $0.35 per share, for aggregate gross proceeds of $ 1,370,350.

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

On January 10, 2017, we issued 1,000,000 shares to a consultant for services to be rendered over six months. The fair value of the shares was $440,000, based on the market value of our common stock on the date of issuance.

On January 23, 2017, we issued 1,225,715 shares to two unrelated parties in exchange for the settlement of debt owed by NaturalShrimp Holdings, Inc., a related party, previous to our January 2015 reverse acquisition. At the time of the acquisition we were not made aware of the debt and therefore did not assume the liability in the purchase agreement. When the Company was presented with the debt during the fiscal year ending March 31, 2017, the Company agreed to assume and settle this debt by the issuance of common shares. The fair value of the shares issued, based on the market value of the common shares on the date of the settlement agreement, was $563,829.

The foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On January 23, 2017, the Company entered into a Securities Purchase Agreement and issued a Convertible Note in the original principal amount of $262,500 to an accredited investor, along with a Warrant to purchase 350,000 shares of the Company’s common stock, in exchange for a purchase price of $250,000. The Company received $50,000 upon closing, with additional consideration to be paid to the Company in such amounts and at such dates as the holder may choose in its sole discretion. The warrants are exercisable over a period of five (5) years at an exercise price of $0.60, subject to adjustment. The note is convertible into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The maturity date of the note shall be two years form the date of each payment of consideration thereunder. A one-time interest charge of twelve percent (12%) shall be applied on the issuance date and payable on the maturity date. The note contains a provision regarding piggyback registration rights, which states the Company shall include all shares issuable upon conversion of the note in the next registration statement the Company files with the SEC. This issuance was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The Company intends to use the proceeds of the sale for general working capital purposes. The foregoing descriptions of the January 23, 2017 Securities Purchase Agreement, Convertible Note and Warrant do not purport to be complete, and are qualified in their entirety by reference to the full text of such documents attached hereto as exhibits and incorporated herein by reference.

On March 16, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor related to the purchase and sale of certain convertible debentures in the aggregate principal amount of up to $400,000 for an aggregate purchase price of up to $360,000. The agreement contemplates three separate convertible debentures, with each maturing three years following the date of issuance. On March 28, 2017, the Company issued the first Convertible Debenture in the principal amount of $100,000 for a purchase price of $90,000. The closing of the second Convertible Debenture is to occur upon mutual agreement of the parties, at any time within sixty (60) to ninety (90) days following the original signing closing date, in the principal amount of $150,000 for a purchase price of $135,000. The closing of the third Convertible Debenture will occur upon mutual agreement of the parties within sixty (60) to ninety (90) days following the second closing, in the principal amount of $150,000 for a purchase price of $135,000. Pursuant to the Securities Purchase Agreement, the Company issued 100,000 shares of restricted stock as a commitment fee in consideration of the expenses and analysis performed in connection with the contemplated investment. The fair value of the shares issued as a commitment fee was $34,000, based on the market value of our common stock on the date of issuance. The Convertible Debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $0.30 for the first one hundred eighty (180) days. After one hundred eighty (180) days, or in an event of default, the conversion price will be the lower of $0.30 or sixty percent (60%) of the lowest closing bid price over the 20 trading days preceding the date of conversion. The Securities Purchase Agreement contains a provision regarding piggyback registration rights in the event the Company contemplates making a registered offering under the Securities Act or proposes to file a registration statement covering any of its securities within the eighteen (18) months following the signing closing date. This issuance was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The Company intends to use the proceeds of the sale for general working capital purposes. The foregoing descriptions of the March 2017 Securities Purchase Agreement and Convertible Debenture do not purport to be complete, and are qualified in their entirety by reference to the full text of such documents attached hereto as exhibits and incorporated herein by reference.

Between January 1, 2017 and March 31, 2017, the Company entered into two Private Placement Subscription Agreements and issued two Six Percent (6%) Unsecured Convertible Notes to Dragon Acquisitions LLC, an affiliate of the Company (“Dragon Acquisitions”). William Delgado, the Treasurer, Chief Financial Officer, and a director of the Company, is the managing member of Dragon Acquisitions. The first note was issued on January 20, 2017, in the principal amount of $20,000, and the second note was issued on March 14, 2017, in the principal amount of $20,000. The notes accrue interest at the rate of six percent (6%) per annum, and mature one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

Subsequent to the fiscal year ended March 31, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions. The note was issued on April 20, 2017 in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

The foregoing issuances to Dragon Acquisitions were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The foregoing description of these issuances does not purport to be complete, and is qualified in its entirety by reference to the full text of the Form of Private Placement Subscription Agreement and Six Percent (6%) Unsecured Convertible Note attached hereto as Exhibit 10.16 and incorporated herein by reference.

On May 2, 2017, the Company sold 100,000 shares of its common stock to an accredited investor at $0.25 per share, for a total financing of $25,000. This issuance was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in a public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2017, we did not repurchase any of our equity securities.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see Item 1A “Risk Factors” for a list of our risk factors.

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

In connection with our receipt of approval from the Financial Industry Regulatory Authority (“FINRA”), effective March 3, 2015, we amended our Articles of Incorporation to change our name to “NaturalShrimp Incorporated.”

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

NS Global, a wholly owned subsidiary of NaturalShrimp Incorporated., owns approximately 10% of NaturalShrimp International A.S. in Europe. Our European-based partner, NaturalShrimp International A.S., Oslo, Norway is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility was completed in 2016. Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

Since the middle of 2015, we have continued to develop our indoor shrimp production system. In addition, during 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. We are also working on expanding our intellectual property with respect to such additional enhancements. At this time, we don’t expect commercial production until late calendar 2017, which would be limited. When production does commence, wholesale prices for the shrimp produced by the Company are expected to be between $9.00 to $12.00 per pound F.O.B, based on preliminary estimates.

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

Results of Operations

Comparison of the Fiscal Year Ended March 31, 2017 and the Fiscal Year Ended March 31, 2016

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our operating expenses for the fiscal year ended March 31, 2017 are summarized as follows, in comparison to our operating expenses for fiscal year ended March 31, 2016:

	Fiscal Year Ended March 31,
	2017	2016
Salaries and related expenses	$348,655	$471,948
Rent	12,997	12,622
Professional fees	139,284	566,096
Other general and administrative expenses	408,246	362,999
Facility operations	70,930	183,662
Depreciation	60,459	74,680
Total	$1,040,571	$1,672,007

Operating expenses decreased $631,436 from $1,672,007 for the year ended March 31, 2016 to $1,040,571 for the year ended March 31, 2017, a decrease of 38%. The primary reason for the change is the approximate $427,000 decrease in professional fees associated with the reverse acquisition transaction that incurred in the previous year. There were additional decreases in salaries and related expenses of approximately $115,000 due to a reduction in certain personnel and operating expenses, and a decrease in facility operations expenses of approximately $113,000, mainly due to a reduction in operating expenses. This was partially offset by an approximate $34,000 increase in general and administration costs.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2017, we had cash and cash equivalents on hand of $88,195 and a working capital deficiency of $2,384,695, as compared to cash equivalents on hand of $6,158 and a working capital deficiency of $4,836,356 as of March 31, 2016. The decrease in working capital deficiency is mainly due to the extinguishment of certain notes payable in default to a related party of approximately $2,300,000 in principal and the related accrued interest, as well as an increase in cash and cash equivalents and prepaid expenses for the year ended March 31, 2017.

Private Placement Offering

Between February 13, 2015 and October 10, 2016, we entered into subscription agreements with various accredited investors and multiple closings of a private placement offering of the Company’s common stock (the “Offering”). An aggregate of 4,143,326 shares of common stock had been sold to investors at a price of $0.35 per share, for aggregate gross proceeds of $ 1,370,350.

Short-Term Debt and Lines of Credit

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director of the Company. The balance of the line of credit at March 31, 2017 and March 31, 2016 was $25,298 and $50,000, respectively.

We have a working capital line of credit with Community National Bank for $30,000. The line of credit bears interest at the rate of 7.3% and is payable quarterly. The line of credit initially matured on February 28, 2014 and was renewed by the Company with an extended maturity date of June 10, 2017. The Company intends to extend the maturity date of this line of credit with the bank. It is secured by various assets of the Company’s subsidiaries, and is also guaranteed by two directors of the Company. The balance of the line of credit at March 31, 2017 and March 31, 2016 was zero and $14,129, respectively.

We also have a working capital line of credit with Extraco Bank. On April 30, 2017, the Company renewed the line of credit for $475,000. The line of credit bears interest at the rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2018, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $473,029 at both March 31, 2017 (included in non-current liabilities) and March 31, 2016.

We also have additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2017 and April 30, 2017, respectively, with maturity dates of January 19, 2018 and April 30, 2018, (included in non-current liabilities), respectively. The lines of credit initially accrued interest at the rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017), which is compounded monthly on unpaid balances and is payable monthly. These lines of credit are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of these lines of credit was $278,470 at both March 31, 2017 and March 31, 2016.

We also have a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.9% as of March 31, 2017. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2017 and March 31, 2016.

We also have a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14% as of March 31, 2017. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit was $11,197 and $12,261 at March 31, 2017 and March 31, 2016, respectively.

Bank Loan

In 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (“BCS”), a shareholder of the Company, in the amount of $2,004,820. The note had a 2.25% interest rate, payable monthly, and was collateralized by all inventories, accounts, equipment and general intangibles related to the Company’s shrimp production facility in La Coste, Texas. The Company also entered into a subordinated promissory note agreement with BCS effective December 31, 2008, in the initial principal amount of $70,000 (and later increased to $125,000), for working capital purposes. On January 25, 2010, the Company received notice from BCS that the Company was in default of its obligations to BCS, declaring all principal and interest payments under the note and subordinated note due and payable in full. BCS agreed to forbear from exercising any rights and remedies under the notes until December 31, 2016, pursuant to the terms set forth in various forbearance agreements. The BCS debt was paid off in January 2017, as described in further detail below.

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and is also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 shares of common stock to the guaranteeing shareholders, not including the Company’s President and Chairman of the Board, which was recognized as debt issuance costs. We used $200,000 of the proceeds from the CNB Note to settle the outstanding amounts due on the notes payable in default to BCS in the principal amount of $2,305,953, plus accrued interest of $233,398, resulting in a gain on extinguishment of debt of $2,339,353.

Shareholder Notes

Since inception, the Company has entered into several working capital notes payable to Bill Williams, an executive officer, director, and shareholder of the Company, for a total of $486,500. These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both March 31, 2017 and March 31, 2016 was $426,404, and is classified as a current liability on our consolidated balance sheets. We repaid $0 during the year ended March 31, 2017. At March 31, 2017 and March 31, 2016, accrued interest payable was $172,808 and $142,296, respectively.

In 2009, the Company made and entered into an unsecured note payable to Randall Steele, a shareholder of NSH, in the principal amount of $50,000. The note accrues interest at six percent (6%) and matured on January 20, 2011. As of March 31, 2017 and March 31, 2016, the balance of the note was $50,000, and is classified as a current liability on our consolidated balance sheets. As of March 31, 2017 and March 31, 2016, accrued interest payable was $2,283 and $1,543, respectively.

Beginning in 2010, the Company began entering into several working capital notes payable to various shareholders of NSH for a total principal amount of $290,000. These notes accrue interest at eight percent (8%). As of March 31, 2017 and March 31, 2016, the aggregate principal balance of these notes was $5,000, and accrued interest payable was $1,200 and $800, respectively.

On January 1, 2016, the Company entered into a note payable agreement with NSH, our majority shareholder. Between January 16, 2016 and March 7, 2017, the Company borrowed $134,750 under this agreement. The note payable has no set monthly payment or maturity date, and has a stated interest rate of two percent (2%).

Between January 1, 2017 and March 31, 2017, the Company entered into two Private Placement Subscription Agreements and issued two Six Percent (6%) Unsecured Convertible Notes to Dragon Acquisitions. William Delgado, the Treasurer, Chief Financial Officer, and a director of the Company, is the managing member of Dragon Acquisitions. The first note was issued on January 20, 2017, in the principal amount of $20,000, and the second note was issued on March 14, 2017, in the principal amount of $20,000. The notes accrue interest at the rate of six percent (6%) per annum, and mature one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

Subsequent to the fiscal year ended March 31, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions. The note was issued on April 20, 2017 in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

Convertible Debentures

On January 23, 2017, the Company entered into a Securities Purchase Agreement and issued a Convertible Note in the original principal amount of $262,500 to an accredited investor, along with a Warrant to purchase 350,000 shares of the Company’s common stock, in exchange for a purchase price of $250,000. The Company received $50,000 upon closing, with additional consideration to be paid to the Company in such amounts and at such dates as the holder may choose in its sole discretion. The warrants are exercisable over a period of five (5) years at an exercise price of $0.60, subject to adjustment. The note is convertible into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The maturity date of the note shall be two years form the date of each payment of consideration thereunder. A one-time interest charge of twelve percent (12%) shall be applied on the issuance date and payable on the maturity date. The Company intends to use the proceeds of the sale for general working capital purposes.

On March 16, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor related to the purchase and sale of certain convertible debentures in the aggregate principal amount of up to $400,000 for an aggregate purchase price of up to $360,000. The agreement contemplates three separate convertible debentures, with each maturing three years following the date of issuance. On March 28, 2017, the Company issued the first Convertible Debenture in the principal amount of $100,000 for a purchase price of $90,000. The closing of the second Convertible Debenture is to occur upon mutual agreement of the parties, at any time within sixty (60) to ninety (90) days following the original signing closing date, in the principal amount of $150,000 for a purchase price of $135,000. The closing of the third Convertible Debenture will occur upon mutual agreement of the parties within sixty (60) to ninety (90) days following the second closing, in the principal amount of $150,000 for a purchase price of $135,000. The Convertible Debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $0.30 for the first one hundred eighty (180) days. After one hundred eighty (180) days, or in an event of default, the conversion price will be the lower of $0.30 or sixty percent (60%) of the lowest closing bid price over the 20 trading days preceding the date of conversion. The Company intends to use the proceeds of the sale for general working capital purposes.

Share Issuances to Settle Debt

During the year ended March 31, 2016, we reached an agreement with certain noteholders in which we issued 199,103 shares of our common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369. This issuance was made to pay off the balance due under certain notes payable with various shareholders of the Company, which were made and issued by the Company beginning in 2009.

On August 7, 2015, we reached an agreement with a professional advisor in which the Company issued 28,571 shares of common stock with a fair value of $49,999 as compensation for services provided.

On August 1, 2016, the Company reached an agreement with a professional advisor in which the Company issued 55,000 shares of common stock with a fair value of $24,750 as compensation for services provided.

On January 10, 2017, we issued 1,000,000 shares to a consultant for services to be rendered over six months. The fair value of the shares was $440,000, based on the market value of our common stock on the date of issuance.

On January 23, 2017, we issued 1,225,715 shares to two unrelated parties in exchange for the settlement of debt owed by NaturalShrimp Holdings, Inc., a related party, previous to the Company’s January 2015 reverse acquisition. At the time of the acquisition the Company was not made aware of the debt and therefore did not assume the liability in the purchase agreement. When the Company was presented with the debt during the fiscal year ending March 31, 2017, the Company agreed to assume and settle this debt by the issuance of common shares. The fair value of the shares issued, based on the market value of the common shares on the date of the settlement agreement, was $563,829.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to March 31, 2017 of $28,727,774 as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	March 31,	March 31,
	2017	2016
Current assets	$312,195	$6,158
Current liabilities	2,696,890	4,842,514
Working capital deficiency	$2,384,695	$4,836,356

The increase in current assets is mainly due to an increase in cash and cash equivalents and prepaid expenses for the year ended March 31, 2017. The decrease in current liabilities is primarily due to extinguishment of certain notes payable in default to a related party of approximately $2,300,000 in principal and related accrued interest. Management continues to attempt to raise additional capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Year Ended March 31,
	2017	2016
Net cash used in operating activities	$(722,215)	$(1,205,372)
Net cash used in investing activities	-	(35,980)
Net cash provided by financing activities	804,252	1,026,636
Increase (decrease) in cash and cash equivalents	$82,037	$(214,716)

The decrease in net cash used in operating activities in the year ended March 31, 2017 is mainly related to non-cash adjustments, including a gain on extinguishment of debt of approximately $2,339,353 and other non-cash adjustments related to the issuance of the new convertible debentures and a new bank loan. The decrease in cash provided by financing activities is mainly due to there not being significant sales of common stock in the fiscal year ended March 31, 2017 as compared to the previous year. However, this was offset by approximately $657,000 proceeds from notes payable with related parties, $45,000 proceeds from a bank loan, and $150,000 net proceeds from the issuance of convertible debentures.

Given our cash position of approximately $32,000 as of June 27, 2017, management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through our fiscal year 2018.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. We have potential future closings under existing convertible debentures in the aggregate principal amount of up to $500,000. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $750,000 to cover all of our operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Volatility in Stock-Based Compensation

The volatility is based on historical volatilities of companies in comparable stages as well as the historical volatility of companies in the industry and, by statistical analysis of the daily share-pricing model. The volatility of stock-based compensation granted after March 31, 2017 is based on historical volatility of the Company for the last two years.

Recent Accounting Standards

During the year ended March 31, 2017 and through June 28, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, although early adoption is permitted. The Company’s consolidated financial statements included in this Annual Report on Form 10-K reflect the adoption of this guidance.

Recently Issued Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of March 31, 2017, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of March 31, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

On January 10, 2017, the Company issued 1,000,000 shares to a consultant for services to be rendered over six months. The fair value of the shares was $440,000, based on the market value of our common stock on the date of issuance.

On January 23, 2017, the Company issued 1,225,715 shares to two unrelated parties in exchange for the settlement of debt owed by NaturalShrimp Holdings, Inc., a related party (Note 8), previous to the Company’s January 2015 reverse acquisition. At the time of the acquisition the Company was not made aware of the debt and therefore did not assume the liability in the purchase agreement. When the Company was presented with the debt during the fiscal year ending March 31, 2017, the Company agreed to assume and settle this debt by the issuance of common shares. The fair value of the shares issued, based on the market value of the common shares on the date of the settlement agreement, was $563,829.

On January 23, 2017, the Company entered into a Securities Purchase Agreement and issued a Convertible Note in the original principal amount of $262,500 to an accredited investor, along with a Warrant to purchase 350,000 shares of the Company’s common stock, in exchange for a purchase price of $250,000. The Company received $50,000 upon closing, with additional consideration to be paid to the Company in such amounts and at such dates as the holder may choose in its sole discretion. The warrants are exercisable over a period of five (5) years at an exercise price of $0.60, subject to adjustment. The note is convertible into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The maturity date of the note shall be two years form the date of each payment of consideration thereunder. A one-time interest charge of twelve percent (12%) shall be applied on the issuance date and payable on the maturity date. The note contains a provision regarding piggyback registration rights, which states the Company shall include all shares issuable upon conversion of the note in the next registration statement the Company files with the SEC. The Company intends to use the proceeds of the sale for general working capital purposes.

On March 16, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor related to the purchase and sale of certain convertible debentures in the aggregate principal amount of up to $400,000 for an aggregate purchase price of up to $360,000. The agreement contemplates three separate convertible debentures, with each maturing three years following the date of issuance. On March 28, 2017, the Company issued the first Convertible Debenture in the principal amount of $100,000 for a purchase price of $90,000. The closing of the second Convertible Debenture is to occur upon mutual agreement of the parties, at any time within sixty (60) to ninety (90) days following the original signing closing date, in the principal amount of $150,000 for a purchase price of $135,000. The closing of the third Convertible Debenture will occur upon mutual agreement of the parties within sixty (60) to ninety (90) days following the second closing, in the principal amount of $150,000 for a purchase price of $135,000. Pursuant to the Securities Purchase Agreement, the Company issued 100,000 shares of restricted stock as a commitment fee in consideration of the expenses and analysis performed in connection with the contemplated investment. The fair value of the shares issued as a commitment fee was $34,000, based on the market value of our common stock on the date of issuance. The Convertible Debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $0.30 for the first one hundred eighty (180) days. After one hundred eighty (180) days, or in an event of default, the conversion price will be the lower of $0.30 or sixty percent (60%) of the lowest closing bid price over the 20 trading days preceding the date of conversion. The Securities Purchase Agreement contains a provision regarding piggyback registration rights in the event the Company contemplates making a registered offering under the Securities Act or proposes to file a registration statement covering any of its securities within the eighteen (18) months following the signing closing date. The Company intends to use the proceeds of the sale for general working capital purposes.

Between January 1, 2017 and March 31, 2017, the Company entered into two Private Placement Subscription Agreements and issued two Six Percent (6%) Unsecured Convertible Notes to Dragon Acquisitions, an affiliate of the Company whose managing member is William Delgado, the Treasurer, Chief Financial Officer, and a director of the Company. The first note was issued on January 20, 2017, in the principal amount of $20,000, and the second note was issued on March 14, 2017, in the principal amount of $20,000. The notes accrue interest at the rate of six percent (6%) per annum, and mature one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

Subsequent to the fiscal year ended March 31, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions. The note was issued on April 20, 2017 in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

On May 2, 2017, the Company sold 100,000 shares of its common stock at $0.25 per share, for a total financing of $25,000.

The foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

Bill G. Williams	82	Chairman of the Board, Chief Executive Officer	2015
Gerald Easterling	69	President, Secretary, Director	2015
William Delgado	58	Treasurer, Chief Financial Officer, Director	2014

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

Committees of the Board

Our Board of Directors held one formal meeting in the fiscal year-ended March 31, 2017. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2017, one of our officers, directors and greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

On January 20, 2017, the Company issued a convertible note in the principal amount of $20,000 to Dragon Acquisitions, an affiliate of the Company whose managing member is William Delgado, the Chief Financial Officer of the Company. On March 14, 2017, the Company issued a convertible note in the principal amount of $20,000 to Dragon Acquisitions. On April 20, 2017, the Company issued a convertible note in the principal amount of $140,000 to Dragon Acquisitions. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share. William Delgado, a director and executive officer of the Company and managing member of Dragon Acquisitions, should have filed a Form 4 in connection with the issuance of each of the foregoing convertible notes.

Nominations to the Board of Directors

Our directors play a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o NaturalShrimp Incorporated, 15150 Preston Rd, Suite 300, Dallas, TX 75248.

Director Nominations

As of March 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Bill G. Williams currently serves as the Company’s principal executive officer and Chairman of the Company’s Board of Directors. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2017 and 2016 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal				Stock	Option	Non-Equity Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Bill G. Williams,	2017	$96,000	$-	-	-	$-	$-	$96,000
Chairman of the Board, CEO	2016	$96,000	$-	-	-	$-	$-	$96,000

Gerald Easterling,	2017	$96,000	$-	-	-	$-	$-	$96,000
President	2016	$96,000	$-	-	-	$-	$-	$96,000

Employment Agreements

We have employment agreements in place with Bill G. Williams, our Chief Executive Officer, and Gerald Easterling, our President.

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

Gerald Easterling

On April 1, 2015, the Company entered into an employment agreement with Gerald Easterling as the Company’s President. The agreement is terminable at will and provides for a base annual salary of $96,000. In addition, the agreement provides that the Mr. Easterling is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Easterling will also be entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 26, 2017, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of June 26, 2017, there were 92,408,298 shares of common stock outstanding.

	Shares Beneficially	Percentage
Name and Address of Beneficial Owner(1)	Owned	Owned(2)

Directors and Executive Officers

Bill G. Williams 15150 Preston Road, Suite 300 Dallas, TX 75248	75,520,240(3)	81.72%
Gerald Easterling 15150 Preston Road, Suite 300 Dallas, TX 75248	75,520,240(4)	81.72%
Tom Untermeyer 15150 Preston Road, Suite 300 Dallas, TX 75248	0	0.00%
William Delgado 15150 Preston Road, Suite 300 Dallas, TX 75248	6,520,719(5)	7.01%
Total:	82,124,294	88.22%

5% Stockholders

NaturalShrimp Holdings, Inc. 2086 N. Valley Mills Rd. Waco, TX 76710	75,520,240	81.72%

Dragon Acquisitions LLC 1621 Central Avenue Cheyenne, WY 82001	6,520,719(5)	7.01%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of any option, warrant or right, or through the conversion of a security, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Based on 92,408,298 shares of our common stock issued and outstanding as of June 26, 2017.
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

(5)
William Delgado is the indirect owner of 6,520,719 shares of common stock, which are directly held by Dragon Acquisitions LLC. The shares of common stock beneficially owned by Dragon Acquisitions LLC, and indirectly owned by William Delgado, include 600,000 shares of common stock issuable upon conversion of outstanding convertible notes held by Dragon Acquisitions LLC. Mr. Delgado is the managing member of Dragon Acquisitions LLC and has shared voting and dispositive power over the shares held by Dragon Acquisitions LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 1, 2016 we entered into a note payable agreement with NSH. Between January 16, 2016 and March 7, 2016, we borrowed $134,750 under this agreement. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Bill G. Williams

We have entered into several working capital notes payable to Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception. These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both March 31, 2017 and March 31, 2016 was $426,404, and is classified as a current liability on our consolidated balance sheets. We repaid $0 during the year ended March 31, 2017. At March 31, 2017 and March 31, 2016, accrued interest payable was $172,808 and $142,296, respectively.

William Delgado

Between January 1, 2017 and March 31, 2017, we entered into two Private Placement Subscription Agreements and issued two Six Percent (6%) Unsecured Convertible Notes to Dragon Acquisitions, whose managing member is William Delgado, the Treasurer, Chief Financial Officer, and a director of the Company. The first note was issued on January 20, 2017, in the principal amount of $20,000, and the second note was issued on March 14, 2017, in the principal amount of $20,000. The notes accrue interest at the rate of six percent (6%) per annum, and mature one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The notes are convertible into shares of our common stock at a conversion price of $0.30 per share, subject to adjustment.

Subsequent to the fiscal year ended March 31, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions. The note was issued on April 20, 2017 in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

Gerald Easterling

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and is also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 shares of common stock to the guaranteeing shareholders, not including the Company’s President and Chairman of the Board, which was recognized as debt issuance costs. The fair value of this issuance is estimated to be $264,000, based on the market value of our common stock on the date of issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, the Board of Directors of the Company engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit the Company’s annual financial statements. The following tables set forth the fees billed to the Company for professional services rendered by TSC for the years ended March 31, 2017 and 2016:

Services	2017	2016
Audit fees	$29,300	$48,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$29,300	$48,700

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Tax Fees

There were no tax fees paid to TSC.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Asset Purchase Agreement, dated November 26, 2014, by and between Multiplayer Online Dragon, Inc. and NaturalShrimp Holdings, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 3, 2014).

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Amended Quarterly Report on Form 10-Q/A filed on May 19, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed on June 11, 2009).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on December 29, 2008)
4.2	Form of Registrant’s 10% Senior Convertible Promissory Note (incorporated by reference to our Registration Statement on Form 8-K filed on October 17, 2013)
(10)	Material Agreements
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

10.9	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.10	Form of Promissory Note with Shirley K. Williams, Kay Chafin and Jack Heald (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).

10.11	Form of Loan Agreement with Bill G. Williams (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).
10.12	Form of Security Agreement with Kay Chafin and Jack Heald (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).
10.13	Form of Line of Credit Agreement with Extraco Bank (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).
10.14	Employment Agreement dated April 1, 2015 with Bill G. Williams (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.15	Employment Agreement dated April 1, 2015 with Gerald Easterling (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.16*	Form of Private Placement Subscription Agreement and 6% Unsecured Convertible Note with Dragon Acquisitions LLC.
10.17	Form of Promissory Note dated January 10, 2017 with Community National Bank (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 14, 2017).
10.18	Form of Guaranty made by Gerald Easterling to Community National Bank (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 14, 2017).
10.19	Payoff Letter, Termination and Release dated January 13, 2017 from Baptist Community Services (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 14, 2017).
10.20*	Securities Purchase Agreement dated January 23, 2017 with Vista Capital Investments, LLC.
10.21*	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC.
10.22*	Convertible Note dated January 23, 2017 issued to Vista Capital Investments, LLC.
10.23*	Securities Purchase Agreement dated March 16, 2017 with Peak One Opportunity Fund, L.P.
10.24*	Convertible Debenture dated March 28, 2017 issued to Peak One Opportunity Fund, L.P.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files

*
Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date: June 29, 2017

By: /s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: June 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Bill G. Williams	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	Date: June 29, 2017
Bill G. Williams

/s/ Gerald Easterling	President and Director	Date: June 29, 2017
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer and Director	Date: June 29, 2017
William Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of NaturalShrimp Incorporated:

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated and its subsidiaries (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalShrimp Incorporated and its subsidiaries as of March 31, 2017 and 2016 and the results of their consolidated operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.
Dallas, Texas
June 29, 2017

NATURALSHRIMP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$88,195	$6,158
Prepaid expenses	224,000	-

Total current assets	312,195	6,158

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	929,214	929,214
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,221,419)	(1,161,144)

Fixed assets, net	1,274,372	1,334,647

Other assets
Deposits	10,500	11,500

Total other assets	10,500	11,500

Total assets	$1,597,067	$1,352,305

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$505,033	$568,806
Accrued interest - related parties	178,922	320,822
Other accrued expenses	317,499	154,558
Short-term promissory note and lines of credit	145,964	837,469
Current maturities of bank loan	7,310	-
Notes payable - related parties	1,296,162	654,906
Notes payable in default - related party	-	2,305,953
Derivative liability	218,000	-
Warrant liability	28,000	-

Total current liabilities	2,696,890	4,842,514

Bank loan, less current maturities	235,690	-
Lines of credit	651,498
Convertible debentures, less debt discount of $100,000	50,000	-

Total liabilities	3,634,079	4,842,514

Commitments and contingencies (Note 11)

Stockholders' deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 92,408,298 and 89,399,012 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	9,242	8,940
Additional paid in capital	26,681,521	25,342,943
Accumulated deficit	(28,727,774)	(28,842,092)

Total stockholders' deficit	(2,037,011)	(3,490,209)

Total liabilities and stockholders' deficit	$1,597,067	$1,352,305

 The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2017	March 31, 2016

Sales	$-	$-

Operating expenses:
Facility operations	70,930	183,662
General and administrative	909,182	1,413,665
Depreciation	60,459	74,680

Total operating expenses	1,040,571	1,672,007

Operating (loss) before other income (expense)	(1,040,571)	(1,672,007)

Other income (expense):
Interest expense	(174,335)	(169,700)
Other income	-	9,530
Amortization of debt discount	(295,000)	-
Financing costs	(164,000)	-
Change in fair value of derivative liability	11,000	-
Change in fair value of warrant liability	4,000	-
Gain on extinguishment of debt, related party	2,339,353	-
Loss on extinguishment of debt	-	(319,369)
Debt settlement expense	(566,129)	-

Total other income (expense)	1,154,889	(479,539)

Income/(loss) before income taxes	114,318	(2,151,546)

Provision for income taxes	38,868	-

Benefit of Net operating loss	(38,868)	-

	-	-

Net income/(loss)	$114,318	$(2,151,546)

Earnings/(loss) per share - Basic	$0.00	$(0.02)

Earnings/(loss) per share - Diluted	$0.00	$(0.02)

Weighted average shares outstanding - Basic	90,025,445	88,660,101

Weighted average shares outstanding - Diluted	90,070,074	88,660,101

 The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

						Total
	Common Stock		Additional	Stock	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit

Balance March 31, 2015	86,777,382	$8,678	$24,078,062	$(25,001)	$(26,690,546)	$(2,628,807)

Issuance of shares for cash	2,393,956	239	836,609	25,001		861,849
Issuance of shares debt repayment	199,103	20	378,276			378,296
Issuance of shares for compensation	28,571	3	49,996			49,999

Net loss					(2,151,546)	(2,151,546)

Balance March 31, 2016	89,399,012	$8,940	$25,342,943	$-	$(28,842,092)	$(3,490,209)

Issuance of shares for cash	28,571	3	9,997			10,000
Issuance of shares for debt settlement	1,225,715	123	566,006			566,129
Issuance of shares for compensation	1,055,000	106	464,645			464,751
Issuance of shares in connection with debt	700,000	70	297,930			298,000
Net income					114,318	114,318

Balance March 31, 2017	92,408,298	9,242	26,681,521	-	(28,727,774)	(2,037,011)

 The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$114,318	$(2,151,546)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock-based compensation	464,750	49,999
Depreciation and amortization expense	60,459	74,680
(Gain)/loss on extinguishment of debt	(2,339,353)	319,369
Debt settlement expense	566,129	-
Amortization of debt discount	295,000	-
Change in fair value of derivative liability	(11,000)	-
Change in fair value of warrant liability	(4,000)	-
Financing costs	164,000	-

Changes in operating assets and liabilities:
Accounts receivable	-	3,203
Prepaid expenses and other current assets	(223,000)	-
Accounts payable	(63,959)	387,047
Other accrued expenses	162,941	5,137
Accrued interest - related parties	91,500	106,739

CASH USED IN OPERATING ACTIVITIES	(722,215)	(1,205,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(35,980)

CASH USED IN INVESTING ACTIVITIES	-	(35,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan	45,000	-
Payments on bank loan	(2,000)	-
Payment of related party notes payable	(16,000)	(5,798)
Borrowing on debt	-	50,000
Borrowing on Notes payable - related party	657,257	134,750
Borrowing on Short-term notes	-	(12,407)
Lines of credit	(40,005)	(1,758)
Proceeds from sale of stock post-reverse acquisition	10,000	861,849
Proceeds from convertible debentures	150,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	804,252	1,026,636

NET CHANGE IN CASH	82,037	(214,716)

CASH AT BEGINNING OF YEAR	6,158	220,874

CASH AT END OF YEAR	$88,195	$6,158

INTEREST PAID DURING YEAR	$72,837	$26,384

NON-CASH TRANSACTIONS
Accrued interest settled with debt	$-	$23,927
Common Stock issued for debt settlement	$566,129	$-
Notes payable - related party settled with stock	$-	$35,000
Repayment of debt through issuance of bank loan	$200,000	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” “the Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that enables the Company to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. The Company’s eco-friendly, bio-secure design does not rely on ocean water; it recreates the natural ocean environment allowing for high-density production which can be replicated anywhere in the world. The Company’s initial production facility is located outside of San Antonio, Texas.

The Company’s primary solution against infectious agents is its “Vibrio Suppression Technology”. The Company believes this system creates higher sustainable densities, consistent production, improved growth and survival rates and improved food conversion without the use of antibiotics, probiotics or unhealthy anti-microbial chemicals. Vibrio Suppression Technology helps to exclude and suppress harmful organisms that usually destroy “BioFloc” and other enclosed technologies.

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2017, the Company had net income of $114,318. At March 31, 2017, the Company had an accumulated deficit of $28,727,774 and a working capital deficit of $2,384,695. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the 2017 fiscal year, the Company received net cash proceeds of approximately $657,000 from a borrowing on notes payable - related party, $245,000 in bank borrowings, and $150,000 from the issuance of convertible debt. The Company used theproceeds from the bank borrowing to settle approximately $2,540,000 in notes payable and accrued interest in default to a related party, resulting in a gain on extinguishment of debt of approximately $2,340,000. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of their current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Off Balance Sheet Arrangements

As of March 31, 2017, the Company did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Included in the diluted EPS for the year ended March 31, 2017, the Company had $150,000 in convertible debentures whose underlying shares are convertible at the holders’ option at initial fixed conversion prices ranging from $0.30 to $0.35. The Company did not have any potentially dilutive common stock equivalents during the year ended March 31, 2016.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but Generally Accepted Accounting Principles in the United States (“GAAP”) provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

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

At March 31, 2017 and 2016, the Company did not have any assets or liabilities that would be required to be measured under ASC Topic 820.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2017 and 2016.

Inventories

Shrimp inventories are stated at the lower of cost (first-in, first-out method) or market. Purchased shrimp (Post Larvae or “PL”) are carried at purchase costs plus costs of maintenance through the balance sheet dates. Inventories were not material at March 31, 2017 and 2016.

Fixed Assets

Equipment is carried at historical value or cost and is depreciated over the estimated useful lives of the related assets. Depreciation on buildings is computed using the straight-line method, while depreciation on all other fixed assets is computed using the Modified Accelerated Cost Recovery System (MACRS) method, which does not materially differ from GAAP. Estimated useful lives are as follows:

Autos and Trucks	5 years
Buildings	27.5 – 39 years
Other Depreciable Property	5 – 10 years
Furniture and Fixtures	3 – 10 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The consolidated statements of operations reflect depreciation expense of approximately $60,000 and $75,000 for the years ended March 31, 2017 and 2016, respectively.

Revenue Recognition

Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title to the products is transferred, and when payment has either been received or collection is reasonably assured. The Company has no warranty or return policy as all sales are final. The Company extends unsecured credit to its customers for amounts invoiced.

Bad Debts

Uncollectible accounts receivable are written off at the time amounts are determined to be a loss to the Company. An allowance for doubtful accounts receivable is maintained as necessary, based upon specific accounts receivable outstanding determined to be uncollectible and the appropriate charge is made to operations. As of March 31, 2017 and 2016, no allowance for doubtful accounts was deemed necessary.

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

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

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

Impairment of LongLived Assets and LongLived Assets

The Company will periodically evaluate the carrying value of longlived assets to be held and used when events and circumstances warrant such a review and at least annually. The carrying value of a longlived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the longlived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on longlived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

During the year ended March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2017, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at March 31, 2017 and March 31, 2016 was $25,298 and $50,000, respectively.

The Company has a working capital line of credit with Community National Bank. On August 28, 2013, the Company renewed the line of credit for $30,000. The line of credit bears an interest rate of 7.3% and is payable quarterly. The line of credit matured on February 28, 2014 and was renewed by the Company with a maturity date of June 10, 2017. It is secured by various assets of the Company’s subsidiaries, and is guaranteed by two directors of the Company. The balance of the line of credit at March 31, 2017 and March 31, 2016 was zero and $14,129, respectively.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2017, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2018, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $473,029 at both March 31, 2017, included in non-current liabilities, and March 31, 2016.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2017 and April 30, 2017, respectively, with maturity dates of January 19, 2018 and April 30, 2018, respectively.  The $200,000 line of credit is included in non-current liabilities as of March 31, 2017, with an outstanding balance of $178,470.  The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 at both March 31, 2017 and March 31, 2016.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.9% as of March 31, 2017. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2017 and March 31, 2016.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14% as of March 31, 2017. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,197 and $12,261 at March 31, 2017 and March 31, 2016, respectively.

NOTE 4 – BANK LOAN

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 of its common stock to the shareholders, which was recognized as debt issuance costs with a fair value of $264,000, based on the market value of the Company’s common stock of $0.44 on the date of issuance. As the fair value of the debt issuance costs exceeded the face amount of the promissory note, the excess of the fair value was recognized as financing costs in the statement of operations. The resulting debt discount is to be amortized over the term of the CNB Note under the effective interest method. As the debt discount is in excess of the face amount of the promissory note, the effective interest rate is not determinable, and as such, all of the discount was immediately expensed.

Maturities on Bank loan is as follows:

Years ending:
March 31, 2018	$7,310
March 31, 2019	7,690
March 31, 2020	228,000
$243,000

NOTE 5 – CONVERTIBLE DEBENTURES

January Debentures

On January 23, 2017, the Company entered into a Securities Purchase Agreement (“January SPA”) for the sale of a convertible debenture (“January debenture”) with an original principal amount of $262,500, for consideration of $250,000, with a prorated five percent original issue discount (“OID”). The debenture has a one-time interest charge of twelve percent applied on the issuance date and due on the maturity date, which is two years from the date of each payment of consideration. The January SPA included a warrant to purchase 350,000 shares of the Company’s common stock. The warrants have a five year term and vest such that the buyer shall receive 1.4 warrants for every dollar funded to the Company under the January debenture. The Company received $50,000 at closing, with additional consideration to be paid at the holder’s option. Upon the closing the buyer was granted a warrant to purchase 70,000 shares of the Company’s common stock.

The January debentures are convertible at an original conversion price of $0.35, subject to adjustment if the Company’s common stock trades at a price lower than $0.60 per share during the forty-five day period immediately preceding August 15, 2017, in which case the conversion price is reset to sixty percent of the lowest trade occurring during the twenty-five days prior to the conversion date. Additionally, the conversion price, as well as other terms including interest rates, original issue discounts, warrant coverage, adjusts if any future financings have more favorable terms. The January debenture also has piggyback registration rights.

The conversion feature of the January debenture meets the definition of a derivative and due to the adjustment to the conversion price to occur upon subsequent sales of securities at a price lower than the original conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at an estimated fair value of $85,000 and created a discount on the January debentures that will be amortized over the life of the debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Consolidated Statement of Operations as a change in fair value of derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.46 at issuance date; a risk free interest rate of 1.16% and expected volatility of the Company’s common stock, of 384.75%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $35,000 was immediately expensed as Financing costs. As the discount was in excess of the face amount of the debenture, the effective interest rate is not determinable, and as such, all of the discount was immediately expensed.

The derivative was remeasured as of March 31, 2017, resulting in an estimated fair value of $74,000, for a decrease in fair value of $11,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.40; a risk free interest rate of 1.16% and expected volatility of the Company’s common stock, of 388.06%, and the various estimated reset exercise prices weighted by probability.

The warrants have an original exercise price of $0.60, which adjusts for any future dilutive issuances. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.46 at issuance date; a risk free interest rate of 1.88% and expected volatility of the Company’s common stock, of 309.96%, resulting in a fair value of $32,000. As noted above, the calculated fair value of the discount is greater than the face amount of the debt, and therefore, the excess amount of $32,000 was immediately expensed as Financing costs. The warrant liability was remeasured as of March 31, 2017, resulting in an estimated fair value of $28,000, for a decrease in fair value of $4,000. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.40; a risk free interest rate of 1.88% and expected volatility of the Company’s common stock, of 292.42%.

March Debentures

On March 28, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) for the purchase of up to $400,000 in convertible debentures (“March debentures”), due 3 years from issuance. The SPA consists of three separate convertible debentures, the first purchase which occurred at the signing closing date on March 28, 2017, for $100,000 with a purchase price of $90,000 (an OID of $10,000). The second closing is to occur by mutual agreement of the buyer and Company, at any time sixty to ninety days following the signing closing date, for $150,0000 with a purchase price of $135,000 (an OID of $15,000). The third closing is to occur sixty to ninety days after the second closing for $150,000 with a purchase price of $135,000 (an OID of $15,000). The SPA also includes a commitment fee to include 100,000 restricted shares of common stock of the Company upon the signing closing date. The commitment shares fair value was calculated as $34,000, based on the market value of the common shares at the closing date of $0.34, and was recognized as a debt discount. The conversion price is fixed at $0.30 for the first 180 days. After 180 days, or in the event of a default, the conversion price becomes the lower of $0.30 or 60% (or 55% based on certain conditions) of the lowest closing bid price for the past 20 days.

The conversion feature of the March debenture meets the definition of a derivative as it would not be classified as equity were it a stand-alone instrument, and therefore requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at an estimated fair value of $170,000 and created a discount on the March debentures that will be amortized over the life of the debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Consolidated Statement of Operations as Change in fair value of derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.40 at issuance date; a risk free interest rate of 1.56% and expected volatility of the Company’s common stock, of 333.75%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $104,000, including the commitment fees, was immediately expensed as financing costs.

The debenture is also redeemable at the option of the Company, at amounts ranging from 105% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each debenture.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

On August 1, 2016, the Company reached an agreement with a professional advisor in which the Company issued 55,000 shares of common stock with a fair value of $24,750. This amount was recognized as stock compensation cost for the period ended December 31, 2016.

On October 10, 2016, the Company entered into a form of Subscription Agreement for $0.35 per common share and issued 28,571 common shares for $10,000 in cash proceeds.

On January 10, 2017, the Company issued 1,000,000 shares to a consultant for services to be rendered over six months. The fair value of the shares of $440,000, based on the market value of the common stock on the date of issuance, will be recognized over the term of the agreement. $220,000 was expensed in the year ending March 31, 2017, with $220,000 included in prepaid assets as of March 31, 2017.

The Company issued 1,225,715 shares to two unrelated parties on January 23, 2017, in exchange for the settlement of debt owed by NaturalShrimp Holdings, Inc., a related party (Note 8), previous to the Company’s January 2015 reverse acquisition. At the time of the acquisition the Company was not made aware of the debt and therefore did not assume the liability in the purchase agreement. When the Company was presented with the debt during the fiscal year ending March 31, 2017, the Company agreed to assume and settle this debt by the issuance of common shares. The fair value of the shares issued, based on the market value of the common shares on the date of the settlement agreement, was $566,129.

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

NOTE 7 – OPTIONS AND WARRANTS

The Company has not granted any options since inception. There was a grant of warrants on January 31, 2017 in connection with convertible debentures. For further discussion see Note 5.

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 20, 2017 and on March 14, 2017, the Company entered into convertible debentures with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company. The convertible debentures are each in the amount of $20,000, mature one year from date of issuance, and bear interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debentures are convertible at the holder’s option at a conversion price of $0.30.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016 the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Baptist Community Services (BCS)

Pursuant to an assignment agreement dated March 26, 2009, Amarillo National Bank sold and transferred a note to Baptist Community Services (BCS), a shareholder of NSH, in the amount of $2,004,820.  The interest rate under the terms of the agreement is 2.25% and is payable monthly. The note is collateralized by all inventories, accounts, equipment, and all general intangibles related to the Company’s shrimp production facility in La Coste, Texas. Payment of the note is also guaranteed by High Plains Christian Ministries Foundation, a shareholder of NSH. The balance of the note at March 31, 2016 was $2,004,820 and was classified as a current liability on the consolidated balance sheets.

Effective December 31, 2008, the Company entered into a subordinated promissory note agreement with BCS for $70,000 (BCS subordinated note) to provide working capital to pay accrued interest due under the BCS note and other operating expenses. On April 7, 2009, the BCS subordinated note was increased to $125,000 to provide additional working capital for the Company. The balance of the BCS subordinated note at March 31, 2016 was $301,133 and was classified as a current liability on the consolidated balance sheets.

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

On January 10, 2017, the Company agreed to pay to BCS $200,000 of the proceeds from the CNB Note (Note 4), in satisfaction of the outstanding amounts due on the BCS and BCS subordinated notes payable of $2,305,953, plus accrued interest of $233,398, resulting in a gain on extinguishment of debt of $2,339,353.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at March 31, 2017 and 2016 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At March 31, 2017 and 2016, accrued interest payable was $172,808 and $142,296, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration. The shares were valued at the date of issuance at fair market value. The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note. The assignment of a value to the shares resulted in a financing fee being recorded for the same amount. The note is unsecured. The balance of the note at March 31, 2017 and 2016 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was $3,000 and $3,000 during the years ended March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, accrued interest payable was $2,283 and $1,543, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at March 31, 2017 and 2016 was $5,000, and is classified as a current liability on the consolidated balance sheets. At March 31, 2017 and 2016, accrued interest payable was $1,200 and $800, respectively.

Beginning in 2009, the Company enter into notes payable with various shareholders of NSH. The notes bear interest at 15.0% and are payable generally twelve months from the date of the note. The notes are collateralized by the shrimp crop attributable to the post larvaes (PLs) acquired from the note proceeds. On May 28, 2015 the Company reached an agreement with these various shareholders in which the Company issued 199,103 shares of common stock in full payment of debt of $35,000, accrued interest of $23,927 and recorded a loss on extinguishment of debt of $319,369.

NOTE 9 – FEDERAL INCOME TAX

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

The components of income tax expense for the years ended March 31, 2017 and 2016 consist of the following:

	2017	2016
Federal Tax statutory rate	34.00%	34.00%
Permanent differences	559.25%	0.00%
Valuation allowance	(525.25)%	(34.00)%
Effective rate	0.00%	0.00%

Significant components of the Company's estimated deferred tax assets and liabilities as of March 31, 2017 and 2016 are as follows:
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$570,000	$899,000
Deferred tax benefit	350,000	180,000
Total deferred tax asset	920,000	1,079,000
Valuation allowance	(920,000)	(1,079,000)
	$-	$-

As of March 31, 2017, the Company had approximately $1,671,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance decreased by $159,000 in the year ended March 31, 2017.

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

NOTE 10 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2017 and 2016, the Company’s cash balance did not exceed FDIC coverage.

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

Each Employment Agreement provides that in the event employee is terminated without cause or resigns for good reason (each as defined in their Employment Agreements), the employee will receive, as severance the employee’s base salary for a period of 60 months following the date of termination. In the event of a change of control of the Company, the employee may elect to terminate the Employment Agreement within 30 days thereafter and upon such termination would receive a lump sum payment equal to 500% of the employee’s base salary.

Each Employment Agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the employee’s Employment Agreement.

NOTE 12 – SUBSEQUENT EVENTS

On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company, for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30.

On May 2, 2017, the Company sold 100,000 shares of its common stock at $0.25 per share, for a total financing of $25,000.