Form 10-Q
period 2017-06-30
NaturalShrimp Inc
filed 2017-08-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 11, 2017, there were 92,583,298 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$18,193	$88,195
Prepaid expenses	66,500	224,000

Total current assets	84,693	312,195

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	929,214	929,214
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,239,144)	(1,221,419)

Fixed assets, net	1,256,647	1,274,372

Other assets
Deposits	10,500	10,500

Total other assets	10,500	10,500

Total assets	$1,351,840	$1,597,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$526,595	$505,033
Accrued interest - related parties	198,922	178,922
Other accrued expenses	359,475	317,499
Short-term promissory note and lines of credit	796,514	145,964
Current maturities of bank loan	7,402	7,310
Notes payable - related parties	1,272,162	1,296,162
Derivative liability	183,000	218,000
Warrant liability	25,000	28,000

Total current liabilities	3,369,070	2,696,890

Bank loan, less current maturities	234,586	235,690
Lines of credit	-	651,498
Convertible debentures, less debt discount of $114,667 and $100,000, respectively	171,833	50,000

Total liabilities	3,775,489	3,634,078

Commitments and contingencies (Note 11)

Stockholders' deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 92,508,298 and 92,408,298 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	9,252	9,242
Additional paid in capital	26,734,511	26,681,521
Accumulated deficit	(29,167,412)	(28,727,774)

Total stockholders' deficit	(2,423,649)	(2,037,011)

Total liabilities and stockholders' deficit	$1,351,840	$1,597,067

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2017	June 30, 2016

Sales	$-	$-

Operating expenses:
Facility operations	7,289	23,399
General and administrative	398,935	184,729
Depreciation	17,725	21,000

Total operating expenses	423,949	229,128

Operating loss before other income (expense)	(423,949)	(229,128)

Other income (expense):
Interest expense	(40,355)	(41,317)
Amortization of debt discount	(13,333)	-
Change in fair value of derivative liability	35,000	-
Change in fair value of warrant liability	3,000	-

Total other expense	(15,688)	(41,317)

Loss before income taxes	(439,637)	(270,445)

Provision for income taxes	-	-

Net Loss	$(439,637)	$(270,445)

Loss per share - Basic	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic	92,473,133	89,399,012

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net Loss	$(439,637)	$(270,445)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization expense	17,725	21,000
Amortization of debt discount	13,333	-
Change in fair value of derivative liability	(35,000)	-
Change in fair value of warrant liability	(3,000)	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	157,500	-
Accounts payable	20,613	11,050
Other accrued expenses	41,976	46,119
Accrued interest - related parties	20,000	47,579

Cash used in operating activities	(206,490)	(144,697)

Cash flows from financing activities
Payments on bank loan	(1,012)	-
Borrowing on Notes payable - related party	-	143,497
Lines of credit	-	(1,258)
Proceeds from sale of stock	25,000	-
Proceeds from convertible debentures	140,000	-
Payments on convertible debentures	(27,500)	-

Cash provided by financing activities	136,488	142,239

Net change in cash	(70,002)	(2,458)

Cash at beginning of period	88,195	6,158

Cash at end of period	$18,193	$3,700

Interest paid	$20,355	$6,262

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unpaid acquisition cost of machinery & equipment	$-	$235,000

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” “the Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that allows it to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Its initial production facility is located outside of San Antonio, Texas.

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2017, the Company had a net loss of approximately $440,000. At June 30, 2017, the Company had an accumulated deficit of approximately $29,167,000 and a working capital deficit of approximately $3,284,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2017, the Company received net cash proceeds of approximately $140,000 from the issuance of convertible debt to a related party and $25,000 from the sale of the Company’s common stock. On July 5, 2017, the Company received $67,500 in proceeds on the second closing of a convertible debenture (Note 5). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended June 30, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on June 29, 2017.

The condensed consolidated balance sheet at March 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three months ended June 30, 2017, the Company had $330,000 in convertible debentures whose underlying shares are convertible at the holders’ option at initial fixed conversion prices ranging from $0.30 to $0.35 and 70,000 warrants with an exercise price of $0.60, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. The Company did not have any potentially dilutive common stock equivalents during the three months ended June 30, 2016.

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

The condensed consolidated statements of operations reflect depreciation expense of approximately $17,725 and $21,000 for the three months ended June 30, 2017 and 2016, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting, however as revenues to date have been insignificant, the Company does not expect the adoption to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the potential impact of this standard, but as the Company does not have any significant leases, it does not expect it to have a material impact on its financial position or results of operations.

During the three months ended June 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2017, through the date which the condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both June 30, 2017 and March 31, 2017 was $25,298.

The Company has a working capital line of credit with Community National Bank for $30,000. The line of credit bears an interest rate of 7.3% and is payable quarterly. The line of credit matured on February 28, 2014, was secured by various assets of the Company’s subsidiaries, and was guaranteed by two directors of the Company. It was renewed by the Company with a maturity date of June 10, 2017, but was subsequently paid off and closed. The balance of the line of credit at both June 30, 2017 and March 31, 2017 was zero.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2017, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2018, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $473,029 at both June 30, 2017 and March 31, 2017.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2017 and April 30, 2017, respectively, with maturity dates of January 19, 2018 and April 30, 2018, respectively.  The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 at both June 30, 2017 and March 31, 2017.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.9% as of June 30, 2017. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2017 and March 31, 2017.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14% as of June 30, 2017. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,197 at both June 30, 2017 and March 31, 2017.

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

Maturities on Bank loan is as follows:

12 months ending:
June 30, 2018	$7,402
June 30, 2019	7,690
June 30, 2020	226,896
$241,988

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

The conversion feature of the January debenture meets the definition of a derivative and due to the adjustment to the conversion price to occur upon subsequent sales of securities at a price lower than the original conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at an estimated fair value of $85,000 and created a discount on the January debentures that will be amortized over the life of the debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Condensed Consolidated Statement of Operations as a change in fair value of derivative liability.

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

The derivative was remeasured as of June 30, 2017, resulting in an estimated fair value of $53,000, for a decrease in fair value of $21,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.40; a risk free interest rate of 1.24% and expected volatility of the Company’s common stock, of 195.65%, and the various estimated reset exercise prices weighted by probability.

The warrants have an original exercise price of $0.60, which adjusts for any future dilutive issuances. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.46 at issuance date; a risk free interest rate of 1.88% and expected volatility of the Company’s common stock, of 309.96%, resulting in a fair value of $32,000. As noted above, the calculated fair value of the discount is greater than the face amount of the debt, and therefore, the excess amount of $32,000 was immediately expensed as Financing costs. The warrant liability was remeasured as of June 30, 2017, resulting in an estimated fair value of $25,000, for a decrease in fair value of $3,000. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.36; a risk free interest rate of 1.88% and expected volatility of the Company’s common stock, of 282.10%.

March Debentures

On March 28, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) for the purchase of up to $400,000 in convertible debentures (“March debentures”), due 3 years from issuance. The SPA consists of three separate convertible debentures, the first purchase which occurred at the signing closing date on March 28, 2017, for $100,000 with a purchase price of $90,000 (an OID of $10,000). The second closing is to occur by mutual agreement of the buyer and Company, at any time sixty to ninety days following the signing closing date, for $150,0000 with a purchase price of $135,000 (an OID of $15,000). The third closing is to occur sixty to ninety days after the second closing for $150,000 with a purchase price of $135,000 (an OID of $15,000). The SPA also includes a commitment fee to include 100,000 restricted shares of common stock of the Company upon the signing closing date. The commitment shares fair value was calculated as $34,000, based on the market value of the common shares at the closing date of $0.34, and was recognized as a debt discount. The conversion price is fixed at $0.30 for the first 180 days. After 180 days, or in the event of a default, the conversion price becomes the lower of $0.30 or 60% (or 55% based on certain conditions) of the lowest closing bid price for the past 20 days. The total purchase amount of the SPA as well as the amount of the second closing, was amended on July 5, 2017. The aggregate principal amount of the convertible debentures under the SPA was reduced to $325,000 for an aggregate purchase price of $292,500, and the principal amount of the second convertible debenture was reduced to $75,000 with a purchase price of $67,500, pursuant to the amendment (See Note 12).

The conversion feature of the March debenture meets the definition of a derivative as it would not be classified as equity were it a stand-alone instrument, and therefore requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at an estimated fair value of $144,000 and created a discount on the March debentures that will be amortized over the life of the debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Condensed Consolidated Statement of Operations as Change in fair value of derivative liability.

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

The derivative was remeasured as of June 30, 2017, resulting in an estimated fair value of $130,000, for a decrease in fair value of $14,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.36; a risk free interest rate of 1.55% and expected volatility of the Company’s common stock, of 285.23%, and the various estimated reset exercise prices weighted by probability.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (the “affiliate”), for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30.

On January 20, 2017 and on March 14, 2017, the Company entered into convertible debentures with the affiliate. The convertible debentures are each in the amount of $20,000, mature one year from date of issuance, and bear interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debentures are convertible at the holder’s option at a conversion price of $0.30.

NaturalShrimp Holdings, Inc.

On January 1, 2016, the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 31, 2017, the Company borrowed $736,111 under this agreement. There were no borrowing on this loan for the three months ended June 30, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both June 30, 2017 and March 31, 2017 was $426,404, and is classified as a current liability on the condensed consolidated balance sheets. At June 30, 2017 and March 31, 2017, accrued interest payable was $181,336 and $172,808, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note is unsecured and bears interest at 6.0% and was payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration, which were valued at the date of issuance at fair market value. The balance of the note at both June 30, 2017 and March 31, 2017 was $50,000, and is classified as a current liability on the condensed consolidated balance sheets. Interest expense paid on the note was $750 and $750 during the three months ended June 30, 2017 and 2016, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2017 and March 31, 2017 was $5,000, and is classified as a current liability on the condensed consolidated balance sheets. At June 30, 2017 and 2016, accrued interest payable was $1,300 and $1,200, respectively.

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

For the three months ended June 30, 2017 and 2016, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2017 and March 31, 2017, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 10 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2017 and March 31, 2017, the Company’s cash balance did not exceed FDIC coverage.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 5, 2017, the March Debenture (Note 5) was amended. The total principal amount of the convertible debentures issuable under the SPA was reduced to $325,000, for a total purchase price of $292,500, and the second closing was reduced to $75,000 with a purchase price of $67,500. The second closing occurred on July 5, 2017. As a fee in connection with the second closing, the Company issued 75,000 of its restricted common shares to the debenture holder. The fair value of the fee shares was calculated as $26,625, based on the market value of the common shares at the closing date of $0.36, which will be recognized as a debt discount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●
our ability to successfully commercialize our shrimp farming operations to produce a market-ready product in a timely manner and in sufficient quantities;
●
absence of contracts with customers or suppliers;
●
our ability to maintain and develop relationships with customers and suppliers;
●
our ability to successfully integrate acquired businesses or new brands;
●
the impact of competitive products and pricing;
●
supply constraints or difficulties;
●
the availability, recruitment and retention of key personnel;
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
●
the impact of any industry regulation.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of these forward-looking statements to conform such statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in the future operating results over time, except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its three wholly-owned subsidiaries: NaturalShrimp Corporation, a Delaware corporation (“NSC”), NaturalShrimp Global, Inc., a Delaware corporation (“NS Global”) and Natural Aquatic Systems, Inc., a Texas corporation (“NAS”). Unless otherwise specified, all dollar amounts reflected herein are expressed in United States dollars.

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

On November 26, 2014, we entered into an Asset Purchase Agreement (the “Agreement”) with NaturalShrimp Holdings, Inc. a Delaware corporation (“NSH”), pursuant to which we agreed to acquire substantially all of the assets of NSH, which assets consisted primarily of all of the issued and outstanding shares of capital stock of NSC and NS Global, and certain real property located outside of San Antonio, Texas (the “Assets”).

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

NS Global, one of our wholly owned subsidiaries, owns approximately 10% of NaturalShrimp International A.S. in Europe. Our European-based partner, NaturalShrimp International A.S., Oslo, Norway, is responsible for the construction cost of its facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. The land for the first facility was purchased in Medina del Campo, Spain, and construction of the 75,000 sq. ft. facility was completed in 2015. Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

On October 16, 2015, we formed NAS. The purpose of the NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas.

The Company has three wholly-owned subsidiaries, including NSC, NS Global and NAS.

Evolution of Technology and Revenue Expectations

Historically, efforts to raise shrimp in a high-density, closed system at the commercial level have been met with either modest success or outright failure through “BioFloc Technology.” Infectious agents such as parasites, bacteria and viruses are the most damaging and most difficult to control. Bacterial infection can in some cases be combated through the use of antibiotics (although not always), and in general, the use of antibiotics is considered undesirable and counter to “green” cultivation practices. Viruses can be even worse, in that they are immune to antibiotics. Once introduced to a shrimp population, viruses can wipe out entire farms and shrimp populations, even with intense probiotic applications.

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

In 2001, we began research and development of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, fifty-two weeks a year. The initial NaturalShrimp system was successful, but the Company determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from developing the first system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have continued to refine this technology, eliminating bacteria and other problems that affect enclosed systems, and now have a successful shrimp growing process. We have produced thousands of pounds of shrimp over the last few years in order to develop a design that will consistently produce quality shrimp that grow to a large size at a specific rate of growth. This included experimenting with various types of natural live and synthesized feed supplies before selecting the most appropriate nutritious and reliable combination. It also included utilizing monitoring and control automation equipment to minimize labor costs and to provide the necessary oversight for proper regulation of the shrimp environment. However, there were further enhancements needed to our process and technology in order to begin production of shrimp on a commercially viable scale and to generate revenues.

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane is proceeding with a detailed audit to use data to verify the capabilities of an initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The prototype consists of a modified Electrocoagulation system for the human grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The detailed audit and design is ongoing and, once completed, will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. After the design is completed, installation of the system is expected to be provided by an outside general contractor, and financing for the system is expected to be provided by an outside firm. Once both of these factors are complete, which is estimated to be in the Q-4 of 2017, we expect it would take approximately 6 months to begin producing and shipping shrimp.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended June 30, 2017 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016
Salaries and related expenses	$77,400	$99,526
Rent	1,500	1,500
Professional fees	55,800	34,363
Other general and administrative expenses	264,235	49,340
Facility operations	7,289	23,399
Depreciation	17,725	21,000
Total	$423,949	$229,128

Operating expenses for the three months ended June 30, 2017 were $423,949, representing an increase of 85% compared to operating expenses of $229,128 for the same period in 2016. The primary reason for the change is the amortization of prepaid expenses of $220,000 for the current period expense related to shares issued in January 2017 to a consultant for services to be provided over six months. This increase was offset by a decrease in salaries and related expenses due to an executive who has left the company since the prior year, and reduced facility fees.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2017, we had cash and cash equivalents on hand of $18,193 and a working capital deficiency of $3,284,377, as compared to cash equivalents on hand of $88,195 and a working capital deficiency of $2,384,695 as of March 31, 2017. The increase in working capital deficiency for the period ended June 30, 2017 is mainly due to an approximate $650,000 increase in current liabilities reflecting the reclassification to current liabilities of certain lines of credit based on their maturity dates, and the decrease in prepaid expenses discussed above, as well as an increase in accrued expenses.

Working Capital Deficiency

Our working capital deficiency for the three months ended June 30, 2017, in comparison to our working capital deficiency for the three months ended June 30, 2016, can be summarized as follows:

	June 30,	March 31,
	2017	2017
Current assets	$84,693	$312,195
Current liabilities	3,369,070	2,696,890
Working capital deficiency	$3,284,377	$2,384,695

The decrease in current assets is mainly due to the current period expense recognition of $220,000 out of prepaid expenses for shares issued for services in connection with a six month agreement with a consultant, as well as an approximate $70,000 decrease in cash and equivalents. This was offset by approximately $60,000 due to an increase in prepaid expenses. The increase in current liabilities is primarily due an approximately $650,000 reclassification to current liabilities of certain lines of credit based on their maturity dates. Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

Our cash flows for the three months ended June 30, 2017, in comparison to our cash flows for the three months ended June 30, 2016, can be summarized as follows:

	Three Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(206,490)	$(144,697)
Net cash used in investing activities	-	-
Net cash provided by financing activities	136,488	142,239
Increase (decrease) in cash and cash equivalents	$70,002	$(2,458)

The increase in net cash used in operating activities in the three months ended June 30, 2017, compared to the same period in June 30, 2016, mainly relates to a decrease in prepaid expenses, offset by the non-cash changes in fair value of the derivative and warrant liabilities. The net cash provided by financing activities is fairly constant between periods, with the cash provided by financing activities during the three months ended June 30, 2017 arising from proceeds on convertible debentures and the sale of common stock of the Company, offset by payments on outstanding convertible debentures. In comparison, the cash provided by financing activities during the three months ended June 30, 2016 arose mainly from borrowings on notes payable with related parties.

Our cash position was approximately $18,000 as of June 30, 2017. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2018, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director of the Company. The balance of the line of credit at both June 30, 2017 and March 31, 2017 was $25,298.

We also have a working capital line of credit with Extraco Bank. On April 30, 2017, the Company renewed the line of credit for $475,000. The line of credit bears interest at the rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2018, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $473,029 at both June 30, 2017 and March 31, 2017.

We also have additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2017 and April 30, 2017, respectively, with maturity dates of January 19, 2018 and April 30, 2018, respectively. The lines of credit initially accrued interest at the rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017), which is compounded monthly on unpaid balances and is payable monthly. These lines of credit are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of these lines of credit was $278,470 at both June 30, 2017 and March 31, 2017.

We also have a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.9% as of June 30, 2017. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2017 and March 31, 2017.

We also have a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14% as of June 30, 2017. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit was $11,197 at both June 30, 2017 and March 31, 2017.

Bank Loan

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

On March 16, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor related to the purchase and sale of certain convertible debentures in the aggregate principal amount of up to $400,000 for an aggregate purchase price of up to $360,000. The agreement contemplates three separate convertible debentures, with each maturing three years following the date of issuance. On March 28, 2017, the Company issued the first convertible debenture in the principal amount of $100,000 for a purchase price of $90,000. Pursuant to the Securities Purchase Agreement, the closing of the second convertible debenture was to occur upon mutual agreement of the parties, at any time within sixty (60) to ninety (90) days following the original signing closing date, in the principal amount of $150,000 for a purchase price of $135,000. On July 5, 2017, the Securities Purchase Agreement was amended to reduce the maximum aggregate principal amount of the convertible debentures to $325,000, for an aggregate purchase price of up to $292,500, and to reduce the principal amount of the second convertible debenture to $75,000 for a purchase price of $67,500. The closing of the second convertible debenture occurred on July 5, 2017, subsequent to the fiscal quarter ended June 30, 2017. In connection with the closing of the second convertible debenture, the Company issued 75,000 shares of restricted common stock to the holder as a fee in consideration of the expenses incurred in consummating the transaction. The closing of the third convertible debenture will occur upon mutual agreement of the parties within sixty (60) to ninety (90) days following the second closing, in the principal amount of $150,000 for a purchase price of $135,000. The convertible debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $0.30 for the first one hundred eighty (180) days. After one hundred eighty (180) days, or in an event of default, the conversion price will be the lower of $0.30 or sixty percent (60%) of the lowest closing bid price over the 20 trading days preceding the date of conversion.

Pursuant to the March 2017 Securities Purchase Agreement, as of June 30, 2017, the Company had issued the first of three convertible debentures in the principal amount of $100,000 for a purchase price of $90,000. Subsequent to the quarterly period ended June 30, 2017, on July 5, 2017, we issued the second of three convertible debentures in the principal amount of $75,000 for a purchase price of $67,500. Accordingly, as of the date of this filing, we have issued convertible debentures in the aggregate principal amount of $175,000, for an aggregate purchase price of $157,500, pursuant to the March 2017 Securities Purchase Agreement. The third convertible debenture issuable pursuant to the March 2017 Securities Purchase Agreement, in the principal amount of $150,000 for a purchase price of $135,000, is expected to close during our quarterly period ending September 30, 2017.

Sale of Common Stock

On May 2, 2017, the Company sold 100,000 shares of its common stock to an accredited investor at $0.25 per share, for total proceeds of $25,000.

Shareholder Notes Payable

Since inception, the Company has entered into several working capital notes payable to Bill Williams, an executive officer, director, and shareholder of the Company, for a total of $486,500. These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both June 30, 2017 and March 31, 2017 was $426,404, and is classified as a current liability on our consolidated balance sheets.

In 2009, the Company made and entered into an unsecured note payable to Randall Steele, a shareholder of NSH, in the principal amount of $50,000. The note accrues interest at six percent (6%) and matured on January 20, 2011. As of June 30, 2017 and March 31, 2017, the balance of the note was $50,000, and is classified as a current liability on our consolidated balance sheets.

On January 1, 2016, the Company entered into a note payable agreement with NSH, our majority shareholder. Between January 16, 2016 and June 30, 2017, the Company borrowed $736,111 under this agreement. The note payable has no set monthly payment or maturity date, and has a stated interest rate of two percent (2%).

Between January 1, 2017 and March 31, 2017, the Company entered into two Private Placement Subscription Agreements and issued two Six Percent (6%) Unsecured Convertible Notes to Dragon Acquisitions LLC, an affiliate of the Company (“Dragon Acquisitions”). William Delgado, our Treasurer, Chief Financial Officer, and director, is the managing member of Dragon Acquisitions. The first note was issued on January 20, 2017, in the principal amount of $20,000, and the second note was issued on March 14, 2017, in the principal amount of $20,000. The notes accrue interest at the rate of six percent (6%) per annum, and mature one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2017, we had a net loss of approximately $440,000. As of June 30, 2017, we had an accumulated deficit of approximately $29,167,000 and a working capital deficit of approximately $3,284,000. These factors raise substantial doubt regarding our Company’s ability to continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent on our ability to raise the additional capital or debt financing needed to meet short and long-term operating requirements. During the three months ended June 30, 2017, the Company received net cash proceeds of approximately $140,000 from the issuance of convertible debt to a related party and $25,000 from the sale of the Company’s common stock. On July 5, 2017, the Company received $67,500 in proceeds on the second closing of a convertible debenture pursuant to a Securities Purchase Agreement with an accredited investor. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements.

The Company plans to improve the growth rate of the shrimp and the environmental conditions of its production facilities. Management also plans to acquire a hatchery in which the Company can better control the environment in which to develop the post larvaes. If we are unsuccessful in obtaining the financing required to carry out these initiatives, discontinuance of operations is possible.

The condensed consolidated financial statements do not include any adjustments that may be necessary should our Company be unable to continue as a going concern. Our continuation as a going concern will be dependent on our ability to obtain additional financing as may be required, and ultimately to generate revenues and attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our future plans for developing our business and achieving commercial revenues. If we are unable to obtain the necessary capital, the Company may have to cease operations.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and credit lines that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Therefore, we will need to raise an additional $850,000 to cover all of our expansion and operational expenses over the next 12 months. This amount does not include any capital expenditures related to equipment financing with Trane, which is approximately $600,000 over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, should it be required, or to generate significant material revenues from operations, we will not be able to meet our obligations as they become due, and we will be forced to scale down, or perhaps even cease, our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended June 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We know of no material pending proceedings to which we are a party or of which our properties are subject.

ITEM 1A. RISK FACTORS
As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended March 31, 2017, as filed with SEC on June 29, 2017, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2017, we sold 100,000 shares of our common stock to an accredited investor at a purchase price of $0.25 per share, for aggregate proceeds of $25,000. This sale and issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company intends to use the proceeds of the sale for general working capital purposes.

Subsequent to the quarterly period ended June 30, 2017, on July 5, 2017, we issued a convertible debenture to an accredited investor in the principal amount of $75,000 for a purchase price of $67,500, pursuant to the terms set forth in the Securities Purchase Agreement with such investor dated March 16, 2017, as amended by that certain Amendment #1 to the Securities Purchase Agreement dated July 5, 2017. In connection with the issuance of the convertible debenture, we issued 75,000 shares of common stock to the holder of the debenture as a fee for expenses incurred in connection with the closing of the second convertible debenture under the Securities Purchase Agreement. The fair value of the 75,000 shares issued as a fee was $26,625, based on the market value of our common stock on the date of issuance. The convertible debentures issued pursuant to the Securities Purchase Agreement are convertible into shares of the Company’s common stock at a fixed conversion price of $0.30 for the first one hundred eighty (180) days. After one hundred eighty (180) days, or in an event of default, the conversion price will be the lower of $0.30 or sixty percent (60%) of the lowest closing bid price over the 20 trading days preceding the date of conversion. The Securities Purchase Agreement contains a provision regarding piggyback registration rights in the event the Company contemplates making a registered offering under the Securities Act or proposes to file a registration statement covering any of its securities within the eighteen (18) months following the signing closing date. This issuance was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The Company intends to use the proceeds of the sale for general working capital purposes. The foregoing descriptions of the March 2017 Securities Purchase Agreement and the July 2017 amendment do not purport to be complete, and are qualified in their entirety by reference to the full text of such documents attached hereto as exhibits and incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Asset Purchase Agreement, dated November 26, 2014, by and between Multiplayer Online Dragon, Inc. and NaturalShrimp Holdings, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2014).

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed with the SEC on June 11, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Amended Quarterly Report on Form 10-Q/A filed with the SEC on May 19, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed with the SEC on June 11, 2009).
(10)	Material Agreements
10.1*	Securities Purchase Agreement dated March 16, 2017 with Peak One Opportunity Fund, L.P.
10.2*	Amendment #1 to the Securities Purchase Agreement Entered Into on March 16, 2017, dated July 5, 2017, with Peak One Opportunity Fund, L.P.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files

*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2017

By: /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2017