Form 10-K/A
period 2016-03-31
NaturalShrimp Inc
filed 2017-11-06
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes[  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $173,734,170

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 93,843,839 shares of common stock as of November 6, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of NaturalShrimp Incorporated (the “Company,” “we”, “our” and “us”) for the year ended March 31, 2016, as filed by the registrant on July 14, 2016 (the “Original Filing”). The purpose of this Amendment No. 1 is only to amend the cover page of the Company’s Original Filing to add the following statement:

“Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes[  ] No [X]”

The corrections referenced above are not material to the Company or its financial results for the year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the cover page of the Original Filing is hereby amended with only changes to the above disclosure.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

*
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date: November 6, 2017

By: /s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: November 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Bill G. Williams	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	Date: November 6, 2017
Bill G. Williams

/s/ Gerald Easterling	President and Director	Date: November 6, 2017
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer and Director	Date: November 6, 2017
William Delgado