Form 10-Q
period 2017-12-31
NaturalShrimp Inc
filed 2018-02-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of February 14, 2017, there were 95,426,339 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$15,715	$88,195
Notes receivable	131,200	-
Prepaid expenses	131,552	224,000

Total current assets	278,467	312,195

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	929,214	929,214
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,274,589)	(1,221,419)

Fixed assets, net	1,221,202	1,274,372

Other assets
Deposits	10,500	10,500

Total other assets	10,500	10,500

Total assets	$1,510,169	$1,597,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$539,653	$505,033
Accrued interest - related parties	215,568	178,922
Other accrued expenses	426,345	317,499
Short-term promissory note and lines of credit	794,976	145,964
Current maturities of bank loan	7,497	7,310
Current maturities of convertible debentures, less debt discount of $687,521	187,463	-
Convertible debentures, related party, less debt discount of $8,000	97,000	-
Notes payable - related parties	1,271,162	1,296,162
Derivative liability	1,532,000	218,000
Warrant liability	463,000	28,000

Total current liabilities	5,534,664	2,696,890

Bank loan, less current maturities	230,819	235,690
Lines of credit	-	651,498
Convertible debentures, less current maturities	-	50,000

Total liabilities	5,765,483	3,634,078

Commitments and contingencies (Note 11)

Stockholders' deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized, 95,416,339 and 92,408,298 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	9,542	9,242
Additional paid in capital	27,499,722	26,681,521
Accumulated deficit	(31,764,578)	(28,727,774)

Total stockholders' deficit	(4,255,314)	(2,037,011)

Total liabilities and stockholders' deficit	$1,510,169	$1,597,067

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Sales	$-	$-	$-	$-

Operating expenses:
Facility operations	5,835	16,344	21,241	58,674
General and administrative	250,772	171,345	866,053	530,075
Depreciation	17,726	21,500	53,170	42,500

Total operating expenses	274,333	209,189	940,464	631,249

Operating loss before other income (expense)	(274,333)	(209,189)	(940,464)	(631,249)

Other income (expense):
Interest expense	(63,870)	(55,822)	(124,386)	(164,489)
Amortization of debt discount	(231,834)	-	(401,313)	-
Financing costs	(385,576)	-	(895,640)	-
Change in fair value of derivative liability	(332,000)	-	(239,000)	-
Change in fair value of warrant liability	(406,000)	-	(436,000)	-

Total other income (expense)	(1,419,280)	(55,822)	(2,096,339)	(164,489)

Loss before income taxes	(1,693,613)	(265,011)	(3,036,803)	(795,738)

Provision for income taxes	-	-	-	-

Net loss	$(1,693,613)	$(265,011)	$(3,036,803)	$(795,738)

Loss per share - Basic	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding - Basic	94,701,159	89,424,477	93,345,203	89,437,931

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net loss	$(3,036,803)	$(795,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	24,750
Depreciation and amortization expense	53,170	42,500
Amortization of debt discount	401,313	-
Change in fair value of derivative liability	239,000	-
Change in fair value of warrant liability	436,000	-
Financing costs	895,641	-
Shares issued for services	100,000

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	42,448	(4,000)
Deposits	-	(10,000)
Accounts payable	43,129	(48,465)
Other accrued expenses	108,846	149,921
Accrued interest - related parties	36,646	106,659

Cash used in operating activities	(680,610)	(534,373)

Cash flows from financing activities

Payments on bank loan	(4,684)	-
Repayment Line of Credit Short-term	(2,486)	(9,379)
Borrowing on Notes payable - related party	-	617,257
Proceeds from sale of stock	25,000	10,000
Proceeds from convertible debentures	730,200	-
Proceeds from convertible debentures, related party	180,000	-
Payments on convertible debentures	(227,500)	-
Payments on convertible debentures, related party	(92,400)	-

Cash provided by financing activities	608,130	617,878

Net change in cash	(72,480)	83,505

Cash at beginning of period	88,195	6,158

Cash at end of period	$15,715	$89,663

Interest paid	$87,740	$57,830

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Notes receivable issued as consideration for convertible debenture	$131,200	$-
Cashless exercise of warrants	$67,000	$-

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017
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

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization ofassets and satisfaction of liabilities in the normal course of business. For the three and nine months ended December 31, 2017, the Company had a net loss of approximately $1,694,000 and $3,037,000, respectively. At December 31, 2017, the Company had an accumulated deficit of approximately $31,765,000 and a working capital deficit of approximately $5,256,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended December 31, 2017, the Company received net cash proceeds of approximately $744,000 from the issuance of convertible debentures, $140,000 from the issuance of convertible debt to a related party and $25,000 from the sale of the Company’s common stock. Subsequent to December 31, 2017, the Company received $118,000 in net proceeds from three convertible debentures (See Note 12). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended December 31, 2017 and 2016 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three and nine months ended December 31, 2017, the Company had $977,000 in convertible debentures whose underlying shares are convertible at the holders’ option at initial fixed conversion prices ranging from 50 - 60% of the defined trading price and approximately 3,087,000 warrants with an exercise price of 50% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. The Company did not have any potentially dilutive common stock equivalents during the three and nine months ended December 31, 2016.

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

The condensed consolidated statements of operations reflect depreciation expense of approximately $18,000 and $53,000, and $22,000 and $43,000 for the three and nine months ended December 31, 2017 and 2016, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the cumulative effect transition method and does not expect the adoption to have a material impact on its financial statements and related disclosures as revenues to date have been insignificant.

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

In July 2017, FASB issued ASU No. 2017-11, Earning Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815), which was issued in two parts, Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of ASC No. 2017-11 addresses the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Part II amendments do not have an accounting effect. The ASU 2017-11 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the timing of adoption and the potential impact of this standard on the classification of the Company’s embedded derivatives and warrants.

During the nine months ended December 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2017, through the date which the condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both December 31, 2017 and March 31, 2017 was $25,298.

The Company had a working capital line of credit with Community National Bank for $30,000. The line of credit bore interest at a rate of 7.3% and was payable quarterly. The line of credit matured on February 28, 2014, was secured by various assets of the Company’s subsidiaries, and was guaranteed by two directors of the Company. It was renewed by the Company with a maturity date of June 10, 2017, but was subsequently paid off and closed. The balance of the line of credit at both December 31, 2017 and March 31, 2017 was zero.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2017, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2018, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $473,029 at both December 31, 2017 and March 31, 2017.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2017 and April 30, 2017, respectively, with maturity dates of January 19, 2019 and April 30, 2018, respectively.  The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly.  They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company.  The balance of the lines of credit was $278,470 at both December 31, 2017 and March 31, 2017.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.40% as of December 31, 2017. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2017 and March 31, 2017.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14.50% as of December 31, 2017. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,197 at both December 31, 2017 and March 31, 2017.
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

Maturities on Bank loan is as follows:

12 months ending:
December 31, 2018	$7,497
December 31, 2019	7,853
December 31, 2020	224,813
$240,163

NOTE 5 – CONVERTIBLE DEBENTURES

January Debentures

On January 23, 2017, the Company entered into a Securities Purchase Agreement (“January SPA”) for the sale of a convertible debenture (“January debenture”) with an original principal amount of $262,500, for consideration of $250,000, with a prorated five percent original issue discount (“OID”). The debenture has a one-time interest charge of twelve percent applied on the issuance date and due on the maturity date, which is two years from the date of each payment of consideration. The January SPA included a warrant to purchase 350,000 shares of the Company’s common stock. The warrants have a five-year term and vest such that the buyer shall receive 1.4 warrants for every dollar funded to the Company under the January debenture. The Company received $50,000 at closing, with additional consideration to be paid at the holder’s option. Upon the closing the buyer was granted a warrant to purchase 70,000 shares of the Company’s common stock.

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

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.46 at issuance date; a risk-free interest rate of 1.16% and expected volatility of the Company’s common stock, of 384.75%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $35,000 was immediately expensed as Financing costs. As the discount was in excess of the face amount of the debenture, the effective interest rate is not determinable, and as such, all of the discount was immediately expensed.

During the three months ended September 30, 2017, the holder converted $40,000 of the January debentures to common shares of the Company, leaving outstanding principal of $10,000 as of September 30, 2017. As a result of the conversion the derivative liability was remeasured immediately prior to the conversion with a fair value of $55,000, with an increase of $2,000 recognized, with the fair value of the derivative liability related to the converted portion, of $44,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17; a risk-free interest rate of 1.12% and expected volatility of the Company’s common stock, of 190.70%, and the various estimated reset exercise prices weighted by probability.

During the three months ended December 31, 2017, the holder converted the remaining $10,000 of the January debentures to common shares of the Company. As a result of the conversion the derivative liability was remeasured immediately prior to the conversion with a fair value of $16,000, with an increase of $4,000 recognized, with the fair value of the derivative liability related to the converted portion being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.10; a risk-free interest rate of 1.46% and expected volatility of the Company’s common stock, of 200.17%, and the various estimated reset exercise prices weighted by probability.

The warrants have an original exercise price of $0.60, which adjusts for any future dilutive issuances. The exercise price was adjusted to $0.15, and the warrants issued increased to 280,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.46 at issuance date; a risk-free interest rate of 1.88% and expected volatility of the Company’s common stock, of 309.96%, resulting in a fair value of $32,000. As noted above, the calculated fair value of the discount is greater than the face amount of the debt, and therefore, the excess amount of $32,000 was immediately expensed as Financing costs.

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

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.40 at issuance date; a risk-free interest rate of 1.56% and expected volatility of the Company’s common stock, of 333.75%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $104,000, including the commitment fees, was immediately expensed as financing costs.

The debenture is also redeemable at the option of the Company, at amounts ranging from 105% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each debenture.

On September 22, 2017, the Company exercised its option to redeem the first closing of the March debenture, for a redemption price at $130,000, 130% of the principal amount. The principal of $100,000 was derecognized with the additional $30,000 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $91,667 was immediately expensed. Additionally, the derivative was remeasured upon redemption of the debenture, resulting in an estimated fair value of $189,000, for an increase in fair value of $45,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17; a risk-free interest rate of 1.58% and expected volatility of the Company’s common stock, of 290.41%, and the various estimated reset exercise prices weighted by probability.

On December 28, 2017, the Company exercised its option to redeem the second closing of the March debenture, for a redemption price at $97,500, 130% of the principal amount. Upon redemption, the principal of $75,000 was relieved, with the additional $22,500 paid recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $68,750 was immediately expensed. Additionally, the derivative was remeasured upon redemption of the debenture, resulting in an estimated fair value of $151,000, for an increase in fair value of $63,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.15; a risk-free interest rate of 1.89% and expected volatility of the Company’s common stock, of 260.54%, and the various estimated reset exercise prices weighted by probability.

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

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures at issuance at $61,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.33 at issuance date; a risk-free interest rate of 1.23% and expected volatility of the Company’s common stock, of 192.43%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $45,500, including the commitment fees, was immediately expensed as financing costs.

Additionally, with each tranche under the note, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing, with an exercise price of $0.60. The warrant has an anti-dilution provision for future issuances, whereby the exercise price would reset. The exercise price was adjusted to $0.15 and the warrants issued increased to 300,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.33 at issuance date; a risk-free interest rate of 1.84% and expected volatility of the Company’s common stock, of 316.69%, resulting in a fair value of $25,000.

August Debenture

On August 28, 2017, the Company entered into a 12% convertible promissory note for $110,000, with an OID of $10,000, which matures on February 28, 2018. The note is convertible at a variable conversion rate that is the lesser of 60% of the lowest trading price for last 20 days prior to issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional adjustments to the conversion price for events set forth in the agreement, including if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after nine months from issue date. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures at issuance at $150,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.12% and expected volatility of the Company’s common stock, of 190.70%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $116,438, was immediately expensed as financing costs.

In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants outstanding increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.74% and expected volatility of the Company’s common stock, of 276.90%, resulting in a fair value of $8,000.

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

On October 31, 2017, there was a second closing to the August debenture, in the principal amount of $66,000, maturing on April 30, 2018. The second closing has the same conversion terms as the first closing, however there were no additional warrants issued with the second closing. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures at issuance at $94,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.11 at issuance date; a risk-free interest rate of 1.28% and expected volatility of the Company’s common stock, of 193.79%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $69,877, was immediately expensed as financing costs.

Additionally, in connection with the second closing, the Company also issued 332,500 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $35,877, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date.

September 11, 2017 Debenture

On September 11, 2017, the Company entered into a 12% convertible promissory note for $146,000, with an OID of $13,500, which matures on June 11, 2018. The note is convertible at a variable conversion rate that is the lower of the trading price for last 25 days prior to issuance of the note or 50% of the lowest market price over the 25 days prior to conversion. Furthermore, the conversion rate may be adjusted downward if, within three business days of the transmittal of the notice of conversion, the common stock has a closing bid which is 5% or lower than that set forth in the notice of conversion. There are additional adjustments to the conversion price for events set forth in the agreement, if any third party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Per the agreement, the Company is required at all times to have authorized and reserved seven times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures at issuance at $269,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.16% and expected volatility of the Company’s common stock, of 190.70%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $168,250, was immediately expensed as financing costs.

In connection with the note, the Company issued 243,333 warrants, exercisable at $0.15, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.13 at issuance date; a risk-free interest rate of 1.71% and expected volatility of the Company’s common stock, of 276.90%, resulting in a fair value of $32,000.

September 12, 2017 Debenture

On September 12, 2017, the Company entered into a 12% convertible promissory note for principal amount of $96,500 with a $4,500 OID, which matures on June 12, 2018. The note is able to be prepaid prior to the maturity date, at a cash redemption premium, at various stages as set forth in the agreement. The note is convertible commencing 180 days after issuance date (or upon an event of Default), or March 11, 2018, with a variable conversion rate at 60% of market price, defined as the lowest trading price during the twenty days prior to the conversion date. Additionally, the conversion price adjusts if the Company is not able to issue the shares requested to be converted, or upon any future financings have more favorable terms. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures at issuance at $110,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.13 at issuance date; a risk-free interest rate of 1.16% and expected volatility of the Company’s common stock, of 190.70%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $18,000 was immediately expensed as financing costs.

October 17, 2017 Debenture

On September 28, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell a 12% Convertible Note for $55,000 with a maturity date of September 28, 2018, for a purchase price of $51,700, and $2,200 deducted for legal fees, resulting in net cash proceeds of $49,500. The effective closing date of the Securities Purchase Agreement and Note is October 17, 2017. The note is convertible at the holders’ option, at any time, at a conversion price equal to the lower of (i) the closing sale price of the Company’s common stock on the closing date, or (ii) 60% of either the lowest sale price for the Company’s common stock during the twenty (20) consecutive trading days including and immediately preceding the closing date, or the closing bid price, whichever is lower , provided that, if the price of the Company’s common stock loses a bid, then the conversion price may be reduced, at the holder’s absolute discretion, to a fixed conversion price of $0.00001. If at any time the adjusted conversion price for any conversion would be less than par value of the Company’s common stock, then the conversion price shall equal such par value for any such conversion and the conversion amount for such conversion shall be increased to include additional principal to the extent necessary to cause the number of shares issuable upon conversion equal the same number of shares as would have been issued had the Conversion Price not been subject to the minimum par value price. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures at issuance at $91,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.11 at issuance date; a risk-free interest rate of 1.41% and expected volatility of the Company’s common stock, of 193.79%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $41,500 was immediately expensed as financing costs.

November 14, 2017 Debenture

On November 14, 2017, the Company entered into two 8% convertible redeemable notes, in the aggregate principal amount of $112,000, convertible into shares of common stock of the Company, with maturity dates of November 14, 2018. Each note was in the face amount of $56,000, with an original issue discount of $2,800, resulting in a purchase price for each note of $53,200. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $53,200 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on July 14, 2018. The notes are convertible at 57% of the lowest of trading price for last 20 days, or lowest closing bid price for last 20 days, with the discount increased to 47% in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. The Buyer Note is included in Notes Receivable in the accompanying financial statements.

During the first six months, the convertible redeemable notes are in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each debenture.

The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the two convertible debentures at issuance at $164,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.10 at issuance date; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 192.64%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $63,200 was immediately expensed as financing costs.

December 20, 2017 Debenture

On December 20, 2017, the Company entered into two 8% convertible redeemable notes, in the aggregate principal amount of $240,000, convertible into shares of common stock, of the Company, with the same buyers as the November 14, 2017 debenture. Both notes are due on December 20, 2018. The first note has face amount of $160,000, with a $4,000 OID, resulting in a purchase price of $156,000. The second note has a face amount of $80,000, with an OID of $2,000, for a purchase price of $78,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $78,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on August 20, 2018. The notes are convertible at 60% of the lower of: (i) lowest trading price or (ii) lowest closing bid price, of the Company’s common stock for the last 20 trading days prior to conversion, with the discount increased to 50% in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. The Buyer Note is included in Notes Receivable in the accompanying financial statements.

During the first six months, the convertible redeemable notes are in effect, the Company may redeem the note at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each debenture.

The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the two convertible debentures at issuance at $403,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.15 at issuance date; a risk-free interest rate of 1.72% and expected volatility of the Company’s common stock, of 215.40%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $181,000 was immediately expensed as financing costs.

The derivative liability arising from all of the above discussed debentures was revalued at December 31, 2017, resulting in an increase of the fair value of the derivative liability of $249,000 and $95,000 for the three and nine months ended December 31, 2017, respectively. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.15; a risk-free interest rate ranging from 1.75% to 1.89%, and expected volatility of the Company’s common stock ranging from 215.40% to 260.54%, and the various estimated reset exercise prices weighted by probability.

The warrant liability relating to all of the warrant issuances discussed above was revalued at December 31, 2017, resulting in an increase to the fair value of the warrant liability of $348,000 and $378,000 for the three and nine months ended December 31, 2017, respectively. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.15; a risk-free interest rate ranging from 1.99% to 2.22%, and expected volatility of the Company’s common stock ranging from 276.10%.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

On May 2, 2017, the Company sold 100,000 shares of its common stock at $0.25 per share, for a total financing of $25,000.

NOTE 7 – OPTIONS AND WARRANTS

The Company has not granted any options since inception. The Company has granted approximately 3,087,499 warrants in connection with convertible debentures. For further discussions see Note 5.

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

NaturalShrimp Holdings, Inc.

On January 1, 2016, the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 31, 2017, the Company borrowed $736,111 under this agreement. There was no borrowing on this loan for the nine months ended December 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500.  These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both December 31, 2017 and March 31, 2017 was $426,404, and is classified as a current liability on the condensed consolidated balance sheets. At December 31, 2017 and March 31, 2017, accrued interest payable was $198,922 and $172,808, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note is unsecured and bears interest at 6.0% and was payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration, which were valued at the date of issuance at fair market value. The balance of the note at both December 31, 2017 and March 31, 2017 was $50,000, and is classified as a current liability on the condensed consolidated balance sheets. Interest expense paid on the note was $750 and $750 during the three and nine months ended December 31, 2017 and 2016, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at December 31, 2017 and March 31, 2017 was $5,000, and is classified as a current liability on the condensed consolidated balance sheets. At December 31, 2017 and March 31, 2017, accrued interest payable was $1,400 and $1,200, respectively.

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

For the three and nine months ended December 31, 2017 and 2016, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any deferred tax assets.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that any net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and March 31, 2017, respectively.

In accordance with ASC 740, the Company has evaluated its tax positions and determined that there are no uncertain tax positions.

NOTE 10 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2017, and March 31, 2017, the Company’s cash balance did not exceed FDIC coverage.

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

NOTE 12 – SUBSEQUENT EVENTS

On January 29, 2 018, the Company entered into three 12% convertible notes of the Company in the aggregate principal amount of $120,000, convertible into shares of common stock of the Company, with maturity dates of January 29, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $40,000, with $2,000 legal fees, for net proceeds of $38,000. The first of the three notes was paid for by the buyer in cash upon closing, with the other two notes initially paid for by the issuance of an offsetting $40,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Notes are due on September 29, 2018. The notes are convertible at 60% of the lowest closing bid price for the last 20 days, with the discount increased to 50% in the event of a DTC chill. The second and third notes not being convertible until the buyer has settled the Buyer Notes in a cash payment. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days, the convertible redeemable notes are in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of each debenture. Upon any sale event, as defined, at the holder’s request the Company will redeem the note for 150% of the principal and accrued interest.

On January 30, 2018, the Company entered into a 12% convertible note for the principal amount of $80,000, convertible into shares of common stock of the Company, which matures on January 30, 2019. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note, with default interest of 22% per annum (the “Default Amount”). If the Company fails to deliver conversion shares within 2 days of a conversion request, the note becomes immediately due and payable at an amount of twice the Default Amount. The note is convertible at 61% of the lowest closing bid price for the last 15 days. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. Failure to maintain the reserved number of shares is considered an event of default. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days, the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the debenture.

On February 5, 2018, the Company entered into an amendment to the July Debenture, whereby in exchange for a payment of $6,500 the note holder shall only be entitled to effectuate a conversion under the note on or after March 2, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

NS Global, one of our wholly-owned subsidiaries, owns approximately 1% of NaturalShrimp International A.S. in Europe. Our European-based partner, NaturalShrimp International A.S., Oslo, Norway, is responsible for the construction cost of its facility and initial operating capital.

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

Our primary solution against infectious agents is our “Vibrio Suppression Technology.” We believe this system creates higher sustainable densities, consistent production, improved growth and survival rates and improved food conversion without the use of antibiotics, probiotics or unhealthy anti-microbial chemicals. Vibrio Suppression Technology helps to exclude and suppress harmful organisms that usually destroy “BioFloc” and other enclosed technologies.

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

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane is proceeding with a detailed audit to use data to verify the capabilities of an initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The prototype consists of a modified Electrocoagulation system for the human grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The detailed audit and design is ongoing and, once completed, will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. After the design is completed, installation of the system is expected to be provided by an outside general contractor, and financing for the system is expected to be provided by an outside firm. Once both of these factors are complete, which is estimated to be in the Q-2 of calendar 2018, we expect it would take approximately six to nine months to begin producing and shipping shrimp.

Results of Operations

Comparison of the Three Months Ended December 31, 2017 to the Three Months Ended December 31, 2016

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended December 31, 2017 are summarized as follows, in comparison to our expenses for the three months ended December 31, 2016:

	Three Months Ended December 31,
	2017	2016
Salaries and related expenses	$95,544	$88,440
Rent	3,221	3,819
Professional fees	82,120	17,137
Other general and administrative expenses	69,887	61,949
Facility operations	5,835	16,344
Depreciation	17,726	21,500
Total	$274,333	$209,189

Operating expenses for the three months ended December 31, 2017 were $274,333, representing an increase of 37% compared to operating expenses of $209,189 for the same period in 2016. The primary reason for the change is an increase in professional fees, plus services provided by a new consultant, the fees to whom are included in other general and administrative expenses. This increase was slightly offset by reduced facility fees and depreciation expense.

Comparison of the Nine Months Ended December 31, 2017 to the Nine Months Ended December 31, 2016

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the nine months ended December 31, 2017 are summarized as follows, in comparison to our expenses for the nine months ended December 31, 2016:

	Nine Months Ended December 31,
	2017	2016
Salaries and related expenses	$250,039	$279,501
Rent	8,011	8,803
Professional fees	200,015	115,664
Other general and administrative expenses	407,988	126,501
Facility operations	21,241	58,674
Depreciation	53,170	42,500
Total	$940,464	$631,249

Operating expenses for the nine months ended December 31, 2017 were $940,464, representing an increase of 49% compared to operating expenses of $631,249 for the same period in 2016. The primary reason for the change is the amortization of prepaid expenses of $220,000 for the current period expense related to shares issued in January 2017 to a consultant for services to be provided over six months, plus an increase in professional fees. This increase was offset by a decrease in salaries and related expenses due to an executive who has left the company since the prior year, and reduced facility fees.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2017, we had cash and cash equivalents on hand of $15,715 and a working capital deficiency of approximately $5,256,197, as compared to cash equivalents on hand of $88,195 and a working capital deficiency of $2,384,695 as of March 31, 2017. The increase in working capital deficiency for the period ended December 31, 2017 is mainly due to an approximate $650,000 increase in current liabilities reflecting the reclassification to current liabilities of certain lines of credit based on their maturity dates, an increase in convertible debentures net of debt discounts, an increase in the warrant liability of $435,000, an increase in the fair value of the derivative liability of $1,314,000 and the decrease in prepaid expenses discussed above, as well as an increase in accrued expenses.

Working Capital Deficiency

Our working capital deficiency as of December 31, 2017, in comparison to our working capital deficiency as of March 31, 2017, can be summarized as follows:

	December 31,	March 31,
	2017	2017
Current assets	$278,467	$312,195
Current liabilities	5,518,414	2,696,890
Working capital deficiency	$5,239,947	$2,384,695

The decrease in current assets is mainly due to the current period expense recognition of $220,000 out of prepaid expenses for shares issued for services in connection with a six-month agreement with a consultant, as well as an approximate $72,000 decrease in cash and equivalents, offset by the addition of new notes receivable. The increase in current liabilities is primarily due an approximately $650,000 reclassification to current liabilities of certain lines of credit based on their maturity dates, as well as in increase in the carrying amount of the convertible debentures in the current period, net of the related debt discounts. The new convertible debentures entered into during the nine months also contained embedded derivatives, which were bifurcated and further increased the fair value of the derivative liability, which was $1,532,000 as of December 31, 2017 as compared to $218,000 as of March 31, 2017. Additionally, the warrant liability increased by $435,000 due to additional warrants issued as well as the reset provision which increased the number of warrants outstanding.

Cash Flows

Our cash flows for the nine months ended December 31, 2017, in comparison to our cash flows for the nine months ended December 31, 2016, can be summarized as follows:

	Nine Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(680,610)	$(534,373)
Net cash used in investing activities	-	-
Net cash provided by financing activities	608,130	617,878
Increase (decrease) in cash and cash equivalents	$(72,480)	$83,505

The increase in net cash used in operating activities in the nine months ended December 31, 2017, compared to the same period 2016, mainly relates to a decrease in prepaid expenses, offset by the non-cash charges of the amortization of the debt discount, changes in fair value of the derivative and warrant liabilities, financing costs and shares issued for services. The net cash provided by financing activities is fairly constant between periods, with the cash provided by financing activities during the nine months ended December 31, 2017 arising from proceeds on convertible debentures and the sale of common stock of the Company, offset by payments on outstanding convertible debentures. In comparison, the cash provided by financing activities during the nine months ended December 31, 2016 arose mainly from borrowings on notes payable with related parties.

Our cash position was approximately $16,000 as of December 31, 2017. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2018, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both December 31, 2017 and March 31, 2017 was $25,298.

The Company had a working capital line of credit with Community National Bank for $30,000. The line of credit bore interest at a rate of 7.3% and was payable quarterly. The line of credit matured on February 28, 2014, was secured by various assets of the Company’s subsidiaries, and was guaranteed by two directors of the Company. It was renewed by the Company with a maturity date of June 10, 2017, but was subsequently paid off and closed. The balance of the line of credit at both December 31, 2017 and March 31, 2017 was zero.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2017, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2018, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $473,029 at both December 31, 2017 and March 31, 2017.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2017 and April 30, 2017, respectively, with maturity dates of January 19, 2019 and April 30, 2018, respectively. The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $278,470 at both December 31, 2017 and March 31, 2017.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.40% as of December 31, 2017. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2017 and March 31, 2017.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14.50% as of December 31, 2017. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,197 at both December 31, 2017 and March 31, 2017.

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

Convertible Debentures

On January 23, 2017, the Company entered into a Securities Purchase Agreement and issued a Convertible Note in the original principal amount of $262,500 to an accredited investor, along with a Warrant to purchase 350,000 shares of the Company’s common stock, in exchange for a purchase price of $250,000. The Company received $50,000 upon closing, with additional consideration to be paid to the Company in such amounts and at such dates as the holder may choose in its sole discretion. The warrants are exercisable over a period of five (5) years at an exercise price of $0.60, subject to adjustment. The exercise price was adjusted to $0.15, and the warrants issued increased to 280,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. The note is convertible into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The maturity date of the note shall be two years form the date of each payment of consideration thereunder. A one-time interest charge of twelve percent (12%) shall be applied on the issuance date and payable on the maturity date. During the three months ended September 30, 2017, the holder converted $40,000 of the January debentures to common shares of the Company, and during the three months ended December 31, 2017, the holder converted the remaining $10,000 of the January debentures to common shares of the Company.

On March 28, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor related to the purchase and sale of certain convertible debentures in the aggregate principal amount of up to $400,000 for an aggregate purchase price of up to $360,000. The agreement contemplates three separate convertible debentures, with each maturing three years following the date of issuance. On March 28, 2017, the Company issued the first convertible debenture in the principal amount of $100,000 for a purchase price of $90,000. Pursuant to the Securities Purchase Agreement, the closing of the second convertible debenture was to occur upon mutual agreementof the parties, at any time within sixty (60) to ninety (90) days following the original signing closing date, in the principal amount of $150,000 for a purchase price of $135,000. On July 5, 2017, the Securities Purchase Agreement was amended to reduce the maximum aggregate principal amount of the convertible debentures to $325,000, for an aggregate purchase price of up to $292,500, and to reduce the principal amount of the second convertible debenture to $75,000 for a purchase price of $67,500. The closing of the second convertible debenture occurred on July 5, 2017. In connection with the closing of the second convertible debenture, the Company issued 75,000 shares of restricted common stock to the holder as a fee in consideration of the expenses incurred in consummating the transaction. The closing of the third convertible debenture was to occur upon mutual agreement of the parties within sixty (60) to ninety (90) days following the second closing, in the principal amount of $150,000 for a purchase price of $135,000. The convertible debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $0.30 for the first one hundred eighty (180) days. After one hundred eighty (180) days, or in an event of default, the conversion price will be the lower of $0.30 or sixty percent (60%) of the lowest closing bid price over the 20 trading days preceding the date of conversion. On September 22, 2017, the Company exercised its option to redeem the first closing of the March debenture, for a redemption price at $130,000, 130% of the principal amount. The principal of $100,000 was derecognized with the additional $30,000 paid upon redemption recognized as a financing cost. On December 28, 2017, the Company exercised its option to redeem the second closing of the March debenture, for a redemption price at $97,500, 130% of the principal amount. Upon redemption, the principal of $75,000 was relieved, with the additional $22,500 paid recognized as a financing cost.

On July 31, 2017, the Company entered into a 5% Securities Purchase Agreement with an accredited investor. The agreement calls for the purchase of up to $135,000 in convertible debentures, due 12 months from issuance, with an original issue discount of $13,500. The first convertible debenture was issued in the principal amount of $45,000 for a purchase price of $40,500 (an original issue discount of $4,500), with additional closings to occur at the sole discretion of the holder. The convertible debentures are convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the lowest trading price over the 25 trading days preceding the date of conversion, subject to adjustment. With each tranche under the July 31, 2017 convertible debentures, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing, with an exercise price of $0.60. The warrant has an anti-dilution provision for future issuances, whereby the exercise price would reset. The exercise price was adjusted to $0.15, and the number of warrants issued to 300,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. On October 2, 2017, the Company entered into a second closing of the July 31, 2017 debenture, in the principal amount of $22,500 for a purchase price of $20,250, with $1,500 deducted for legal fees, resulting in net cash proceeds of $18,750. On February 5, 2018, subsequent to the quarterly period ended December 31, 2017, the Company entered into an amendment to the July 31, 2017 debenture, whereby in exchange for a payment of $6,500, the noteholder shall only be entitled to effectuate a conversion under the note on or after March 2, 2018.

On August 28, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $110,000, with an original issue discount of $10,000, which matures on February 28, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of sixty percent (60%) of the lowest trading price over the 20 trading days prior to the issuance of the note or sixty percent (60%) of the lowest trading price over the 20 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants issued increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. Additionally, in connection with the note, the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the common shares at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. On October 31, 2017, there was a second closing to the August debenture, in the principal amount of $66,000, maturing on April 30, 2018. The second closing has the same conversion terms as the first closing, however there were no additional warrants issued with the second closing. Additionally, in connection with the second closing, the Company issued 332,500 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $35,877, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date.

On September 11, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $146,000, with an original issue discount of $13,500, which matures on June 11, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of the lowest trading price over the 25 trading days prior to the issuance of the note or fifty percent (50%) of the lowest trading price over the 25 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 243,333 warrants, exercisable at $0.15, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly.

On September 12, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $96,500 with an original issue discount of $4,500, which matures on June 12, 2018. The note is able to be prepaid prior to the maturity date, at a cash redemption premium, at various stages as set forth in the agreement. The note is convertible commencing 180 days after issuance date (or upon an event of default), or March 11, 2018, at a variable conversion rate of sixty percent (60%) of the market price, defined as the lowest trading price during the 20 trading days prior to conversion, subject to adjustment.

On September 28, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to sell a 12% Convertible Note in the principal amount of $55,000 with a maturity date of September 28, 2018, for a purchase price of $51,700, and $2,200 deducted for legal fees, resulting in net cash proceeds of $49,500. The effective closing date of the Securities Purchase Agreement and Convertible Note was October 17, 2017. The note is convertible into shares of the Company’s common stock at the holders’ option, at any time, at a conversion price equal to the lower of (i) the closing sale price of the Company’s common stock on the closing date, or (ii) sixty percent (60%) of either the lowest sale price for the Company’s common stock during the 20 consecutive trading days including and immediately preceding the closing date, or the closing bid price, whichever is lower, provided that, if the price of the Company’s common stock loses a bid, then the conversion price may be reduced, at the holder’s absolute discretion, to a fixed conversion price of $0.00001. If at any time the adjusted conversion price for any conversion would be less than par value of the Company’s common stock, then the conversion price shall equal such par value for any such conversion and the conversion amount for such conversion shall be increased to include additional principal to the extent necessary to cause the number of shares issuable upon conversion equal the same number of shares as would have been issued had the Conversion Price not been subject to the minimum par value price.

On November 14, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $112,000, convertible into shares of common stock of the Company, with maturity dates of November 14, 2018. Each note was in the principal amount of $56,000, with an original issue discount of $2,800, resulting in a purchase price for each note of $53,200. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $53,200 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on July 14, 2018. The notes are convertible into shares of the Company’s common stock at a conversion rate of fifty-seven percent (57%) of the lowest of trading price over last 20 trading days prior to conversion, or the lowest closing bid price over the last 20 trading days prior to conversoin, with the discount increased (i.e., the conversion rate decreased) to forty-seven percent (47%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note.

On December 20, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $240,000, convertible into shares of common stock of the Company, with the same buyers as the November 14, 2017 debenture. Both notes are due on December 20, 2018. The first note was issued in the principal amount of $160,000, with a $4,000 original issue discount, resulting in a purchase price of $156,000. The second note was issued in the principal amount of $80,000, with an original issue discount of $2,000, for a purchase price of $78,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $78,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on August 20, 2018. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lower of: (i) lowest trading price or (ii) lowest closing bid price of the Company’s common stock over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note.

On January 29, 2018, subsequent to the quarterly period ended December 31, 2017, the Company entered into three (3) 12% convertible redeemable promissory notes with an accredited investor in the aggregate principal amount of $120,000, with maturity dates of January 29, 2019. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill. The interest rate upon an event of default, as defined in the notes, is 24% per annum. Each note was issued in the principalamount of $40,000, with $2,000 deducted for legal fees, for net proceeds of $38,000. The first note was paid for by the buyer in cash upon closing, with the second and third notes initially paid by the issuance of offsetting $40,000 secured promissory notes issued to the Company by the buyer (the “Buyer Notes”). The Buyer Notes are due on September 29, 2018. During the first 180 days the notes are in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note. Upon any sale event, as defined in the note, at the holder’s request, the Company will redeem the note for 150% of the principal and accrued interest.

On January 30, 2018, subsequent to the quarterly period ended December 31, 2017, the Company entered into a 12% convertible redeemable promissory note with an accredited investor for the principal amount of $80,000, which matures on January 30, 2019. The note is convertible into shares of the Company’s common stock at a conversion rate of sixty-one percent (61%) of the lowest closing bid price over the last 15 trading days prior to conversion. The interest rate upon an event of default, as defined in the note, is 22% per annum, and the note becomes immediately due and payable in an amount equal to 150% of the principal and interest due on the note upon an event of default. If the Company fails to deliver conversion shares within two (2) days following a conversion request, the note will become immediately due and payable at an amount of twice the default amount. During the first 180 days the note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note.

Sale and Issuance of Common Stock

On May 2, 2017, the Company sold 100,000 shares of its common stock to an accredited investor at $0.25 per share, for total proceeds of $25,000.

On October 10, 2017, the Company issued 200,000 shares of its common stock to consultants in consideration for consulting services provided to the Company.

Shareholder Notes Payable

Since inception, the Company has entered into several working capital notes payable to Bill Williams, an executive officer, director, and shareholder of the Company, for a total of $486,500. These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both December 31, 2017 and March 31, 2017 was $426,404, and is classified as a current liability on our consolidated balance sheets.

In 2009, the Company made and entered into an unsecured note payable to Randall Steele, a shareholder of NSH, in the principal amount of $50,000. The note accrues interest at six percent (6%) and matured on January 20, 2011. As of December 31, 2017, and March 31, 2017, the balance of the note was $50,000, and is classified as a current liability on our consolidated balance sheets.

On January 1, 2016, the Company entered into a note payable agreement with NSH, the Company’s majority shareholder. Between January 16, 2016 and March 31, 2017, the Company borrowed $736,111 under this agreement. The note payable has no set monthly payment or maturity date, and has a stated interest rate of two percent (2%). There was no borrowing under this loan during the nine months ended December 31, 2017.

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

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. During the nine months ended December 31, 2017, $92,400 has been paid on the Dragon Acquisitions convertible notes.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2017, we had a net loss of approximately $3,037,000. As of December 31, 2017, we had an accumulated deficit of approximately $31,765,000 and a working capital deficit of approximately $5,256,000. These factors raise substantial doubt regarding our Company’s ability to continue as a going concern through the balance of this fiscal year ending March 31, 2018. Our ability to continue as a going concern is dependent on our ability to raise the additional capital or debt financing needed to meet short and long-term operating requirements. During the nine months ended December 31, 2017, we received net cash proceeds of approximately $744,000 from the issuance of convertible debentures, $140,000 from the issuance of convertible debt to a related party and $25,000 from the sale of the Company’s common stock. Subsequent to December 31, 2017 and up to the date of this filing, we have received $118,000 in net proceeds from convertible debentures. Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended December 31, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2017, the Company entered into a 5% Securities Purchase Agreement with an accredited investor . The agreement calls for the purchase of up to $135,000 in convertible debentures, due 12 months from issuance, with an original issue discount of $13,500. The first convertible debenture was issued in the principal amount of $45,000 for a purchase price of $40,500 (an original issue discount of $4,500), with additional closings to occur at the sole discretion of the holder. The convertible debentures are convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the lowest trading price over the 25 trading days preceding the date of conversion, subject to adjustment. With each tranche under the July 31, 2017 convertible debentures, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing, with an exercise price of $0.60. The warrant has an anti-dilution provision for future issuances, whereby the exercise price would reset. The exercise price was adjusted to $0.15, and the number of warrants issued to 300,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. On October 2, 2017, the Company entered into a second closing of the July 31, 2017 debenture, in the principal amount of $22,500 for a purchase price of $20,250, with $1,500 deducted for legal fees, resulting in net cash proceeds of $18,750. On February 5, 2018, subsequent to the quarterly period ended December 31, 2017, the Company entered into an amendment to the July 31, 2017 debenture, whereby in exchange for a payment of $6,500, the noteholder shall only be entitled to effectuate a conversion under the note on or after March 2, 2018.

On August 28, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $110,000, with an original issue discount of $10,000, which matures on February 28, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of sixty percent (60%) of the lowest trading price over the 20 trading days prior to the issuance of the note or sixty percent (60%) of the lowest trading price over the 20 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants issued increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. Additionally, in connection with the note, the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the common shares at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. On October 31, 2017, there was a second closing to the August debenture, in the principal amount of $66,000, maturing on April 30, 2018. The second closing has the same conversion terms as the first closing, however there were no additional warrants issued with the second closing. Additionally, in connection with the second closing, the Company issued 332,500 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $35,877, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date.

On September 11, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $146,000, with an original issue discount of $13,500, which matures on June 11, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of the lowest trading price over the 25 trading days prior to the issuance of the note or fifty percent (50%) of the lowest trading price over the 25 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 243,333 warrants, exercisable at $0.15, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly.

On September 12, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $96,500 with an original issue discount of $4,500, which matures on June 12, 2018. The note is able to be prepaid prior to the maturity date, at a cash redemption premium, at various stages as set forth in the agreement. The note is convertible commencing 180 days after issuance date (or upon an event of default), or March 11, 2018, at a variable conversion rate of sixty percent (60%) of the market price, defined as the lowest trading price during the 20 trading days prior to conversion, subject to adjustment.

On September 28, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to sell a 12% Convertible Note in the principal amount of $55,000 with a maturity date of September 28, 2018, for a purchase price of $51,700, and $2,200 deducted for legal fees, resulting in net cash proceeds of $49,500. The effective closing date of the Securities Purchase Agreement and Convertible Note was October 17, 2017. The note is convertible into shares of the Company’s common stock at the holders’ option, at any time, at a conversion price equal to the lower of (i) the closing sale price of the Company’s common stock on the closing date, or (ii) sixty percent (60%) of either the lowest sale price for the Company’s common stock during the 20 consecutive trading days including and immediately preceding the closing date, or the closing bid price, whichever is lower, provided that, if the price of the Company’s common stock loses a bid, then the conversion price may be reduced, at the holder’s absolute discretion, to a fixed conversion price of $0.00001. If at any time the adjusted conversion price for any conversion would be less than par value of the Company’s common stock, then the conversion price shall equal such par value for any such conversion and the conversion amount for such conversion shall be increased to include additional principal to the extent necessary to cause the number of shares issuable upon conversion equal the same number of shares as would have been issued had the Conversion Price not been subject to the minimum par value price.

On November 14, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $112,000, convertible into shares of common stock of the Company, with maturity dates of November 14, 2018. Each note was in the principal amount of $56,000, with an original issue discount of $2,800, resulting in a purchase price for each note of $53,200. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $53,200 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on July 14, 2018. The notes are convertible into shares of the Company’s common stock at a conversion rate of fifty-seven percent (57%) of the lowest of trading price over last 20 trading days prior to conversion, or the lowest closing bid price over the last 20 trading days prior to conversoin, with the discount increased (i.e., the conversion rate decreased) to forty-seven percent (47%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note.

On December 20, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $240,000, convertible into shares of common stock of the Company, with the same buyers as the November 14, 2017 debenture. Both notes are due on December 20, 2018. The first note was issued in the principal amount of $160,000, with a $4,000 original issue discount, resulting in a purchase price of $156,000. The second note was issued in the principal amount of $80,000, with an original issue discount of $2,000, for a purchase price of $78,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $78,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on August 20, 2018. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lower of: (i) lowest trading price or (ii) lowest closing bid price of the Company’s common stock over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note.

On January 29, 2018, subsequent to the quarterly period ended December 31, 2017, the Company entered into three (3) 12% convertible redeemable promissory notes with an accredited investor in the aggregate principal amount of $120,000, with maturity dates of January 29, 2019. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill. The interest rate upon an event of default, as defined in the notes, is 24% per annum. Each note was issued in the principal amount of $40,000, with $2,000 deducted for legal fees, for net proceeds of $38,000. The first note was paid for by the buyer in cash upon closing, with the second and third notes initially paid by the issuance of offsetting $40,000 secured promissory notes issued to the Company by the buyer (the “Buyer Notes”). The Buyer Notes are due on September 29, 2018. During the first 180 days the notes are in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note. Upon any sale event, as defined in the note, at the holder’s request, the Company will redeem the note for 150% of the principal and accrued interest.

On January 30, 2018, subsequent to the quarterly period ended December 31, 2017, the Company entered into a 12% convertible redeemable promissory note with an accredited investor for the principal amount of $80,000, which matures on January 30, 2019. The note is convertible into shares of the Company’s common stock at a conversion rate of sixty-one percent (61%) of the lowest closing bid price over the last 15 trading days prior to conversion. The interest rate upon an event of default, as defined in the note, is 22% per annum, and the note becomes immediately due and payable in an amount equal to 150% of the principal and interest due on the note upon an event of default. If the Company fails to deliver conversion shares within two (2) days following a conversion request, the note will become immediately due and payable at an amount of twice the default amount. During the first 180 days the note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note.

All the foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The Company intends to use the proceeds of the foregoing transactions for general working capital purposes. The foregoing descriptions do not purport to be complete, and are qualified in their entirety by reference to the full text of such documents attached hereto as exhibits and incorporated herein by reference.

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

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1(a)	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 originally filed with the SEC on June 11, 2009).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to our Amended Quarterly Report on Form 10-Q/A filed with the SEC on May 19, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 originally filed with the SEC on June 11, 2009).
(10)	Material Agreements
10.1*	6% Convertible Note dated January 20, 2017 issued Dragon Acquisitions LLC
10.2
Securities Purchase Agreement dated March 16, 2017 with Peak One Opportunity Fund, L.P. (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.1 with the SEC on August 14, 2017)

10.3
Amendment #1 to the Securities Purchase Agreement Entered into on March 16, 2017, dated July 5, 2017, with Peak One Opportunity Fund, L.P. (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.2 with the SEC on August 14, 2017)

10.4*	6% Convertible Note dated March 11, 2017 issued to Dragon Acquisitions LLC
10.5*	6% Convertible Note dated April 20, 2017 issued to Dragon Acquisitions LLC
10.6*	Securities Purchase Agreement dated July 31, 2017, with Crown Bridge Partners LLC
10.7*	5% Convertible Note dated July 31, 2017, issued to Crown Bridge Partners LLC
10.8*	Common Stock Purchase Warrant dated July 31, 2017, issued to Crown Bridge Partners LLC
10.9*	Securities Purchase Agreement dated August 28, 2017 with Labrys Fund, LP
10.10*	12% Convertible Note dated August 28, 2017, with Labrys Fund, LP
10.11*	Common Stock Purchase Warrant dated August 28, 2017, issued to Labrys Fund, LP
10.12*	12% Convertible Note dated September 11, 2017 issued to Auctus Funds, LLC
10.13*	Common Stock Purchase Warrant dated September 11, 2017 issued to Auctus Funds, LLC
10.14*	12% Convertible Note dated September 12, 2017 issued to JSJ Investments, Inc.
10.15	Securities Purchase Agreement dated September 28, 2017 with EMA Financial, LLC (incorporated by reference to our Current Report on Form 8-K filed as Exhibit 10.1 with the SEC on October 17, 2017)
10.16	12% Convertible Note issued to EMA Financial, LLC dated September 28, 2017 (incorporated by reference to our Current Report on Form 8-K filed as Exhibit 10.1 with the SEC on October 17, 2017)
10.17*	Common Stock Purchase Warrant dated October 2, 2017, issued to Crown Bridge Partners LLC
10.18*	Securities Purchase Agreement dated October 31, 2017 with Labrys Fund, LP
10.19*	12% Convertible Note dated October 31, 2017, issued to Labrys Fund, LP
10.20*	Securities Purchase Agreement dated November 9, 2017 with GS Capital Partners, LLC.
10.21*	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017
10.22*	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017
10.23*	8% Collateralized Secured Promissory Note dated November 14, 2017, from GS Capital Partners, LLC
10.24*	Securities Purchase Agreement dated December 20, 2017 with GS Capital Partners, LLC.
10.25*	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017
10.26*	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017
10.27*	8% Collateralized Secured Promissory Note dated November 14, 2017, from GS Capital Partners, LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files

*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2018

By: /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 14, 2018