Form 10-K
period 2018-03-31
NaturalShrimp Inc
filed 2018-07-13
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,530,144.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 135,776,879 shares of common stock as of July 13, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statement. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended March 31, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●
our ability to successfully commercialize our equipment and shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
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

Business Overview

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

NS Global, one of our wholly-owned subsidiaries, owns less than 1% of NaturalShrimp International A.S. in Europe. Our European-based partner, NaturalShrimp International A.S., Oslo, Norway, is responsible for the construction cost of its facility and initial operating capital.

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

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June 2018 by RGA Labs, and final financing for the system is expected to be provided by one of the Company’s existing institional investors. The first post larvae (PL) arrived from the hatchery at the end of June 2018, and the Company expects it will take approximately six to nine months to begin producing and shipping shrimp.

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

After the implementation of the first R&D facility in La Coste, Texas, the Company has also made significant improvements that minimize the transfer of shrimp, which will reduce shrimp stress and labor costs. Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle.

On September 7, 2016, we entered into a Letter of Commitment with Trane, Inc. (“Trane”), a division of Ingersoll-Rand Plc, whereby Trane shall proceed with a detailed audit to use data to verify the capabilities of an initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The prototype consists of a modified Electrocoagulation (EC) system for the human grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. Trane was authorized to proceed with such detailed audit to utilize data for purposes of verifying the capabilities of the EC system, including the ammonia and chlorine capture and sequestering and pathogen kill. The detailed audit delivered (i) a report on the inspection of the existing infrastructure determining if proper fit, adequate security, acceptable utility service, environmental protection and equipment sizing are achievable; (ii) provide firm fixed pricing for the EC system, electrode selection and supply, waste removal, ventilation of the off-gassing of the equipment; and (iii) a formalized plan for commissioning and on-site investigation of hardware design to simplify build-out of Phase 2 and future phases. The detailed audit was utilized by RGA Labs to build and install the initial system in La Coste Texas pilot plant the first week of June 2018. Management expects to utilize the results of the detailed audit actual operating data as part of the Company’s financing and underwriting package at the Company's La Coste, Texas facility. Installation of the system is expected to be provided by an outside general contractor, and lease financing for the system is expected to be provided by an outside leasing firm.

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

Current Systems and Expansion

The pilot plant is located in La Coste, Texas and is being retrofitted with new patent-pending technology that the Company has been developing with Trane’s engineering audit and F&T Water Solutions, and RGA Labs. This facility, when completely retrofitted with the new technology, is projected to produce approximately 6,000 pounds every month. The next facility in La Coste will be substantially larger than the current system. The target yield of shrimp for the new facility will be approximately 6,000 pounds per week. Both facilities combined are projected to produce over 7,000 pounds of shrimp per week in La Coste. By staging the stocking and harvests from tank to tank, it enables us to produce weekly and therefore deliver fresh shrimp every week.

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

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

●
Texas Parks and Wildlife Department (TPWD) - “Exotic species permit” to raise exotic shrimp (non-native to Texas). The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp. Currently Active - Expires December 31, 2018.
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

Subsidiaries

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Employees

As of March 31, 2018, we had 4 full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in general business to advise us in various capacities.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially. For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

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

We plan to commence limited commercial operations in six to nine months after the first post larvae (PL) arrive from the hatchery by the end of June 2018 to begin producing and shipping shrimp. Until then, we will have been engaged principally in the research and development of the NaturalShrimp technology. Therefore, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2018, we had a net loss of approximately $5,285,000. At March 31, 2018, we had an accumulated deficit of approximately $34,013,000 and a working capital deficit of approximately $6,764,000. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2018, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2018, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

The report of Turner, Stone & Company, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended March 31, 2018, indicates that there was substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 15150 Preston Road, Suite 300, Dallas, TX, where we pay $550 per month under an operating lease that expired on July 31, 2018. The Company expects to renew this lease for the forseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, QB Tier, under the symbol “SHMP.” The closing price of our common stock on July 11, 2018 was $0.0175 per share. Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
March 31, 2018	$0.21	$0.05
December 31, 2017	$1.00	$0.07
September 30, 2017	$0.44	$0.13
June 30, 2017	$0.45	$0.32
March 31, 2017	$0.60	$0.31
December 31, 2016	$0.62	$0.22
September 30, 2016	$0.83	$0.28
June 30, 2016	$0.52	$0.05

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760. Their telephone number is (727) 289-0010.

Holders of Common Stock

As of July 11, 2018, there were 86 shareholders of record of our common stock. As of such date, 92,408,298 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2018.

Recent Sales of Unregistered Securities

Convertible Debentures

On January 23, 2017, the Company entered into a Securities Purchase Agreement and issued a Convertible Note in the original principal amount of $262,500 to an accredited investor, along with a Warrant to purchase 350,000 shares of the Company’s common stock, in exchange for a purchase price of $250,000. The Company received $50,000 upon closing, with additional consideration to be paid to the Company in such amounts and at such dates as the holder may choose in its sole discretion. The warrants are exercisable over a period of five (5) years at an exercise price of $0.60, subject to adjustment. The exercise price was adjusted to $0.15, and the warrants issued increased to 280,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. The note is convertible into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The maturity date of the note shall be two years form the date of each payment of consideration thereunder. A one-time interest charge of twelve percent (12%) shall be applied on the issuance date and payable on the maturity date. During the year ended March 31, 2018, the holder converted the $50,000 of the January debentures to common shares of the Company.

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

On July 31, 2017, the Company entered into a 5% Securities Purchase Agreement with an accredited investor. The agreement calls for the purchase of up to $135,000 in convertible debentures, due 12 months from issuance, with an original issue discount of $13,500. The first convertible debenture was issued in the principal amount of $45,000 for a purchase price of $40,500 (an original issue discount of $4,500), with additional closings to occur at the sole discretion of the holder. The convertible debentures are convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the lowest trading price over the 25 trading days preceding the date of conversion, subject to adjustment. With each tranche under the July 31, 2017 convertible debentures, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing, with an exercise price of $0.60. The warrant has an anti-dilution provision for future issuances, whereby the exercise price would reset. The exercise price was adjusted to $0.15, and the number of warrants issued to 300,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. On October 2, 2017, the Company entered into a second closing of the July 31, 2017 debenture, in the principal amount of $22,500 for a purchase price of $20,250, with $1,500 deducted for legal fees, resulting in net cash proceeds of $18,750. On February 5, 2018, the Company entered into an amendment to the July 31, 2017 debenture, whereby in exchange for a payment of $6,500, the noteholder shall only be entitled to effectuate a conversion under the note on or after March 2, 2018. On February 20, 2018, the holder converted $4,431 of the January debentures into 125,000 common shares of the Company. During March, 2018, the holder converted an additional $17,113 of the July debentures into 630,000 common shares of the Company.

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

On September 12, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $96,500 with an original issue discount of $4,500, which matures on June 12, 2018. The note is able to be prepaid prior to the maturity date, at a cash redemption premium, at various stages as set forth in the agreement. The note is convertible commencing 180 days after issuance date (or upon an event of default), or March 11, 2018, at a variable conversion rate of sixty percent (60%) of the market price, defined as the lowest trading price during the 20 trading days prior to conversion, subject to adjustment. On March 20, 2018, the holder converted $32,500 of the September 12, 2017 debentures into 1,031,746 common shares of the Company.

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

On January 29, 2018, the Company entered into three (3) 12% convertible redeemable promissory notes with an accredited investor in the aggregate principal amount of $120,000, with maturity dates of January 29, 2019. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill. The interest rate upon an event of default, as defined in the notes, is 24% per annum. Each note was issued in the principal amount of $40,000, with $2,000 deducted for legal fees, for net proceeds of $38,000. The first note was paid for by the buyer in cash upon closing, with the second and third notes initially paid by the issuance of offsetting $40,000 secured promissory notes issued to the Company by the buyer (the “Buyer Notes”). The Buyer Notes are due on September 29, 2018. During the first 180 days the notes are in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note. Upon any sale event, as defined in the note, at the holder’s request, the Company will redeem the note for 150% of the principal and accrued interest.

On January 30, 2018, the Company entered into a 12% convertible redeemable promissory note with an accredited investor for the principal amount of $80,000, which matures on January 30, 2019. The note is convertible into shares of the Company’s common stock at a conversion rate of sixty-one percent (61%) of the lowest closing bid price over the last 15 trading days prior to conversion. The interest rate upon an event of default, as defined in the note, is 22% per annum, and the note becomes immediately due and payable in an amount equal to 150% of the principal and interest due on the note upon an event of default. If the Company fails to deliver conversion shares within two (2) days following a conversion request, the note will become immediately due and payable at an amount of twice the default amount. During the first 180 days the note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note.

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

On March 21, 2018, the Company entered into a convertible note for the principal amount of $39,199, which includes an OID of $4,199, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount is increased upon certain events set forth in the agreement regarding the obtainability of the shares, such as a DTC "chill". Additionally, if the Company ceases to be a reporting company, or after 181 days the note cannot be converted into freely traded shares, the discount is increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 119,300 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $13,123, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

The foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The foregoing description of these issuances does not purport to be complete, and are qualified in their entirety by reference to the full text of the stock purchase agreements and convertible notes as past of the Companies exhibits incorporated herein by reference.

Sale and Issuance of Common Stock

On May 2, 2017, the Company sold 100,000 shares of its common stock to an accredited investor at $0.25 per share, for total proceeds of $25,000.

On October 10, 2017, the Company issued 200,000 shares of its common stock to consultants in consideration for consulting services provided to the Company.

On October 16, 2017, the Company issued 800,000 shares of its common stock to consultants in consideration for consulting services provided to the Company.

The foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2018, we did not repurchase any of our equity securities.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see Item 1A – “Risk Factors” for a list of our risk factors.

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

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The company contracted F&T Water Solutions and RGA Labs to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June by RGA Labs, and final financing for the system is expected to be provided by one of the Company’s existing institional investors. The Company expects the first post larvae (PL) to arrive from the hatchery by the end of June and that it would take approximately six to nine months to begin producing and shipping shrimp.

Results of Operations

Comparison of the Fiscal Year Ended March 31, 2018 and the Fiscal Year Ended March 31, 2017

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the year ended March 31, 2018 are summarized as follows, in comparison to our expenses for the year ended March 31, 2017:

	Years Ended March 31,
	2018	2017
Salaries and related expenses	$352,757	$348,655
Rent	11,197	12,997
Professional fees	278,037	139,284
Other general and administrative expenses	443,508	408,246
Facility operations	27,789	70,930
Depreciation	70,894	60,459
Total	$1,184,182	$1,040,571

Operating expenses for the year ended March 31, 2018 were $1,184,182, representing an increase of 14% compared to operating expenses of $1,040,571 for the same period in 2017. The primary reason for the change is the increase in professional fees, including increases in accounting and consultant fees. This increase was offset by reduced facility fees.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2018, we had cash on hand of $24,280 and a working capital deficiency of approximately $6,764,000, as compared to cash on hand of $88,195 and a working capital deficiency of $2,384,695 as of March 31,, 2017. The increase in working capital deficiency for the year ended March 31, 2018 is mainly due to an increase in convertible debentures of approximately $1,477,000 net of debt discounts of approximately $692,000, an increase in the fair value of the derivative liability arising from the convertible debentures of $2,538,000 and an increase in the warrant liability of $249,000, and the decrease in cash, as well as an increase in accounts payable and accrued expenses.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2018, in comparison to our working capital deficiency as of March 31, 2017, can be summarized as follows:

	March 31,	March 31,
	2018	2017
Current assets	$260,179	$312,195
Current liabilities	7,024,615	2,696,890
Working capital deficiency	$6,764,435	$2,384,695

The decrease in current assets is mainly due to the current period expense recognition of $220,000 out of prepaid expenses for shares issued for services in connection with a six-month agreement with a consultant, as well as an approximate $64,000 decrease in cash, offset by the addition of new notes receivable. The increase in current liabilities is primarily due to an increase in the carrying amount of the convertible debentures in the current period, net of the related debt discounts, as detailed above. The new convertible debentures entered into during the current year also contained embedded derivatives, which were bifurcated and further increased the fair value of the derivative liability, which was $3,455,000 as of March 31, 2018 as compared to $218,000 as of March 31, 2017. Additionally, the warrant liability increased by $249,000 due to additional warrants issued as well as the reset provision which increased the number of warrants outstanding. Approximately $485,000 of the convertible debentures outstanding at March 31, 2018, were converted subsequent to year end, and the related derivative liability reclassed to equity.

Cash Flows

Our cash flows for the year ended March 31, 2018, in comparison to our cash flows for the year ended March 31, 2017, can be summarized as follows:

	Year Ended March 31,
	2018	2017
Net cash used in operating activities	$(765,793)	$(722,215)
Net cash used in investing activities	(171,050)	-
Net cash provided by financing activities	872,928	804,252
Increase (decrease) in cash and cash equivalents	$(63,915)	$82,037

The increase in net cash used in operating activities in the year ended March 31, 2018, compared to the same period in 2017, mainly relates to a decrease in prepaid expenses and shares issued for services from fiscal 2017, offset by the non-cash charges of the amortization of the debt discount, changes in fair value of the derivative and warrant liabilities, financing costs in fiscal 2018. Additionally, there was an approximate $2,339,000 gain on settlement of debt in the year ended March 31, 2017. The net cash used in investing activities in the year ended March 31, 2018 related to costs paid on construction in process on the new facility. The net cash provided by financing activities increased between periods, with the cash provided by financing activities during the year ended March 31, 2018 arising from proceeds on convertible debentures and the sale of common stock of the Company, offset by payments on outstanding convertible debentures. In comparison, the cash provided by financing activities during the year ended March 31, 2017 arose mainly from borrowings on notes payable with related parties.

Our cash position was approximately $24,000 as of March 31, 2018. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2019, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both March 31, 2018 and 2017 was $25,298.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2018, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2019, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 and $473,029 at March 31, 2018 and March 31, 2017, respectively, included in non-current liabilities.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2018 and April 30, 2018, respectively, with maturity dates of January 19, 2019 and April 30, 2019, respectively. The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $278,470 at both March 31, 2018 and 2017.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.7% as of March 31, 2018. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2018 and 2017.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14.75% as of March 31, 2018. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 and $11,197 at March 31, 2018 and March 31, 2017, respectively.

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

Convertible Debentures

On January 23, 2017, the Company entered into a Securities Purchase Agreement and issued a Convertible Note in the original principal amount of $262,500 to an accredited investor, along with a Warrant to purchase 350,000 shares of the Company’s common stock, in exchange for a purchase price of $250,000. The Company received $50,000 upon closing, with additional consideration to be paid to the Company in such amounts and at such dates as the holder may choose in its sole discretion. The warrants are exercisable over a period of five (5) years at an exercise price of $0.60, subject to adjustment. The exercise price was adjusted to $0.15, and the warrants issued increased to 280,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. The note is convertible into shares of the Company’s common stock at a conversion price of $0.35 per share, subject to adjustment. The maturity date of the note shall be two years form the date of each payment of consideration thereunder. A one-time interest charge of twelve percent (12%) shall be applied on the issuance date and payable on the maturity date. During the year ended March 31, 2018, the holder converted the $50,000 of the January debentures to common shares of the Company.

On March 28, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor related to the purchase and sale of certain convertible debentures in the aggregate principal amount of up to $400,000 for an aggregate purchase price of up to $360,000. The agreement contemplates three separate convertible debentures, with each maturing three years following the date of issuance. On March 28, 2017, the Company issued the first convertible debenture in the principal amount of $100,000 for a purchase price of $90,000. Pursuant to the Securities Purchase Agreement, the closing of the second convertible debenture was to occur upon mutual agreement of the parties, at any time within sixty (60) to ninety (90) days following the original signing closing date, in the principal amount of $150,000 for a purchase price of $135,000. On July 5, 2017, the Securities Purchase Agreement was amended to reduce the maximum aggregate principal amount of the convertible debentures to $325,000, for an aggregate purchase price of up to $292,500, and to reduce the principal amount of the second convertible debenture to $75,000 for a purchase price of $67,500. The closing of the second convertible debenture occurred on July 5, 2017. In connection with the closing of the second convertible debenture, the Company issued 75,000 shares of restricted common stock to the holder as a fee in consideration of the expenses incurred in consummating the transaction. The closing of the third convertible debenture was to occur upon mutual agreement of the parties within sixty (60) to ninety (90) days following the second closing, in the principal amount of $150,000 for a purchase price of $135,000. The third closing has not occurred. The convertible debentures are convertible into shares of the Company’s common stock at a fixed conversion price of $0.30 for the first one hundred eighty (180) days. After one hundred eighty (180) days, or in an event of default, the conversion price will be the lower of $0.30 or sixty percent (60%) of the lowest closing bid price over the 20 trading days preceding the date of conversion. On September 22, 2017, the Company exercised its option to redeem the first closing of the March debenture, for a redemption price at $130,000, 130% of the principal amount. The principal of $100,000 was derecognized with the additional $30,000 paid upon redemption recognized as a financing cost. On December 28, 2017, the Company exercised its option to redeem the second closing of the March debenture, for a redemption price at $97,500, 130% of the principal amount. Upon redemption, the principal of $75,000 was relieved, with the additional $22,500 paid recognized as a financing cost.

On July 31, 2017, the Company entered into a 5% Securities Purchase Agreement with an accredited investor. The agreement calls for the purchase of up to $135,000 in convertible debentures, due 12 months from issuance, with an original issue discount of $13,500. The first convertible debenture was issued in the principal amount of $45,000 for a purchase price of $40,500 (an original issue discount of $4,500), with additional closings to occur at the sole discretion of the holder. The convertible debentures are convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the lowest trading price over the 25 trading days preceding the date of conversion, subject to adjustment. With each tranche under the July 31, 2017 convertible debentures, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing, with an exercise price of $0.60. The warrant has an anti-dilution provision for future issuances, whereby the exercise price would reset. The exercise price was adjusted to $0.15, and the number of warrants issued to 300,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. On October 2, 2017, the Company entered into a second closing of the July 31, 2017 debenture, in the principal amount of $22,500 for a purchase price of $20,250, with $1,500 deducted for legal fees, resulting in net cash proceeds of $18,750. On February 5, 2018, the Company entered into an amendment to the July 31, 2017 debenture, whereby in exchange for a payment of $6,500, except for a conversion of up to 125,000 shares of the Company’s common shares, the noteholder shall only be entitled to effectuate a conversion under the note on or after March 2, 2018. On February 20, 2018, the holder converted $4,431 of the January debentures into 125,000 common shares of the Company. During March, 2018, the holder converted an additional $17,113 of the July debentures into 630,000 common shares of the Company.

On August 28, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $110,000, with an original issue discount of $10,000, which matures on February 28, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of sixty percent (60%) of the lowest trading price over the 20 trading days prior to the issuance of the note or sixty percent (60%) of the lowest trading price over the 20 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants issued increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. Additionally, in connection with the note, the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the common shares at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. On October 31, 2017, there was a second closing to the August debenture, in the principal amount of $66,000, maturing on April 30, 2018. The second closing has the same conversion terms as the first closing, however there were no additional warrants issued with the second closing. Additionally, in connection with the second closing, the Company issued 332,500 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $35,877, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. Subsequent to year end the note holders issued a waiver as to the maturity date of the two notes and a technical default provision. The notes have subsequently been fully converted.

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

On September 12, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $96,500 with an original issue discount of $4,500, which matures on June 12, 2018. The note is able to be prepaid prior to the maturity date, at a cash redemption premium, at various stages as set forth in the agreement. The note is convertible commencing 180 days after issuance date (or upon an event of default), or March 11, 2018, at a variable conversion rate of sixty percent (60%) of the market price, defined as the lowest trading price during the 20 trading days prior to conversion, subject to adjustment. On March 20, 2018, the holder converted $32,500 of the September 12, 2017 debentures into 1,031,746 common shares of the Company. Subsequent to year end, the remainder of the outstanding note has been fully converted.

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

On January 29, 2018, the Company entered into three (3) 12% convertible redeemable promissory notes with an accredited investor in the aggregate principal amount of $120,000, with maturity dates of January 29, 2019. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill. The interest rate upon an event of default, as defined in the notes, is 24% per annum. Each note was issued in the principal amount of $40,000, with $2,000 deducted for legal fees, for net proceeds of $38,000. The first note was paid for by the buyer in cash upon closing, with the second and third notes initially paid by the issuance of offsetting $40,000 secured promissory notes issued to the Company by the buyer (the “Buyer Notes”). The Buyer Notes are due on September 29, 2018. During the first 180 days the notes are in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note. Upon any sale event, as defined in the note, at the holder’s request, the Company will redeem the note for 150% of the principal and accrued interest.

On January 30, 2018, Company entered into a 12% convertible redeemable promissory note with an accredited investor for the principal amount of $80,000, which matures on January 30, 2019. The note is convertible into shares of the Company’s common stock at a conversion rate of sixty-one percent (61%) of the lowest closing bid price over the last 15 trading days prior to conversion. The interest rate upon an event of default, as defined in the note, is 22% per annum, and the note becomes immediately due and payable in an amount equal to 150% of the principal and interest due on the note upon an event of default. If the Company fails to deliver conversion shares within two (2) days following a conversion request, the note will become immediately due and payable at an amount of twice the default amount. During the first 180 days the note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note.

On March 9, 2018, the Company entered into a 12% convertible note for the principal amount of $43,000, with the holder of the January 30, 2018 debenture, convertible into shares of common stock of the Company, which matures on March 9, 2019. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note, with default interest of 22% per annum (the “Default Amount”). If the Company fails to deliver conversion shares within 2 days of a conversion request, the note becomes immediately due and payable at an amount of twice the Default Amount. The note is convertible on the date beginning 180 days after issuance of the note, at 61% of the lowest closing bid price for the last 15 days. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. Failure to maintain the reserved number of shares is considered an event of default.

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

On March 21, 2018, the Company entered into a convertible note for the principal amount of $39,199, which includes an OID of $4,199, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount is increased upon certain events set forth in the agreement regarding the obtainability of the shares, such as a DTC "chill". Additionally, if the Company ceases to be a reporting company, or after 181 days the note cannot be converted into freely traded shares, the discount is increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 119,300 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $13,123, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

Sale and Issuance of Common Stock

On May 2, 2017, the Company sold 100,000 shares of its common stock to an accredited investor at $0.25 per share, for total proceeds of $25,000.

On October 10, 2017, the Company issued 200,000 shares of its common stock to consultants in consideration for consulting services provided to the Company.

Shareholder Notes Payable

Since inception, the Company has entered into several working capital notes payable to Bill Williams, an executive officer, director, and shareholder of the Company, for a total of $486,500. These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at March 31, 2018 and 2017 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At March 31, 2018 and 2017, accrued interest payable was $206,920 and $172,808, respectively. We repaid $0 during the years ended March 31, 2018 and 2017

In 2009, the Company made and entered into an unsecured note payable to Randall Steele, a shareholder of NSH, in the principal amount of $50,000. The note accrues interest at six percent (6%) and matured on January 20, 2011. As of December 31, 2017, and March 31, 2017, the balance of the note was $50,000, and is classified as a current liability on our consolidated balance sheets.

On January 1, 2016, the Company entered into a note payable agreement with NSH, the Company’s majority shareholder. Between January 16, 2016 and March 31, 2017, the Company borrowed $736,111 under this agreement. The note payable has no set monthly payment or maturity date, and has a stated interest rate of two percent (2%). There was no borrowing under this loan during the year ended March 31, 2018.

Between January 1, 2017 and March 31, 2017, the Company entered into two Private Placement Subscription Agreements and issued two Six Percent (6%) Unsecured Convertible Notes to Dragon Acquisitions LLC, an affiliate of the Company (“Dragon Acquisitions”). William Delgado, our Treasurer, Chief Financial Officer, and director, is the managing member of Dragon Acquisitions. The first note was issued on January 20, 2017, in the principal amount of $20,000, and the second note was issued on March 14, 2017, in the principal amount of $20,000. The notes accrue interest at the rate of six percent (6%) per annum, and mature one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. The notes were repaid in full between March and May 2017

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. $52,400 of the note has been repaid during the year ended March 31, 2018.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to March 31, 2018 of approximately $34,013,000 as well as negative cash flows from operating activities of approximately $767,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to year end we have raised approximately an additional $224,000, net of OID, from convertible debentures. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $950,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2018 and 2017.

The Derivative liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the year ended March 31, 2018, the Company had $1,292,000 in convertible debentures whose underlying shares are convertible at the holders’ option at conversion prices ranging from 50 - 60% of the defined trading price and approximately 4,625,000 warrants with an exercise price of 50% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. Included in the diluted EPS for the year ended March 31, 2017, the Company had $150,000 in convertible debentures whose underlying shares are convertible at the holders’ option at initial fixed conversion prices ranging from $0.30 to $0.35.

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

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

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

Recent Accounting Standards

During the year ended March 31, 2018 and through the date of this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. As there have been no significant revenues to date, the Company does not expect the adoption to have a material impact and no transition method will be necessary upon adoption.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of March 31, 2018, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of March 31, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

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

Name	Age	Position	Since

Bill G. Williams	83	Chairman of the Board, Chief Executive Officer	2015
Gerald Easterling	70	President, Secretary, Director	2015
William Delgado	59	Treasurer, Chief Financial Officer, Director	2014

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

Committees of the Board

Our Board of Directors held one formal meeting in the fiscal year-ended March 31, 2018. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2018, one of our officers, directors and greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

Director Nominations

As of March 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2018 and 2017 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal				Stock	Option	Non-Equity Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Bill G. Williams,	2018	$36,000	-	-	-	-	3,880	$39,880
Chairman of the Board, CEO	2017	$96,000	-	-	-	-	-	$96,000

Gerald Easterling,	2018	$76,000	-	-	-	-	6,120	$82,120
President	2017	$96,000	-	-	-	-	-	$96,000

(1)
As of March 31, 2018, Mr. Williams is owed accrued salary of $60,612. In addition, Mr. Williams is entitled ot receive medical insurance reimbursement, of which $3,880 was paid during the fiscal year ending March 31, 2018, and for which $776 is accrued as of March 31, 2018. Mr. Williams is also entitled to an automobile allowance of $500 per month, of which none was paid, and for which is $10,500 is accrued at March 31, 2018.

(2)
As of March 31, 2018, Mr. Easterling is owed accrued salary of $86,754. In addition, Mr. Easterling is entitled to receive medical insurance reimbursement, of which $6,120 was paid during the fiscal year ending March 31,2018 and for which $0 is accrued as of March 31, 2018. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which none was paid, and for which $12,000 is accrued at March 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 11, 2018, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of July 11, 2018, there were 135,776,879 shares of common stock outstanding.

	Shares Beneficially	Percentage
Name and Address of Beneficial Owner(1)	Owned	Owned(2)

Directors and Executive Officers

Bill G. Williams 15150 Preston Road, Suite 300 Dallas, TX 75248	75,520,240(3)	55.62%
Gerald Easterling 15150 Preston Road, Suite 300 Dallas, TX 75248	75,520,240(4)	55.62%
Tom Untermeyer 15150 Preston Road, Suite 300 Dallas, TX 75248	-	0.00%
William Delgado 15150 Preston Road, Suite 300 Dallas, TX 75248	6,270,719(5)	4.62%
Total:	81,790,959	60.24%

5% Stockholders

NaturalShrimp Holdings, Inc. 2086 N. Valley Mills Rd. Waco, TX 76710	75,520,240	55.62%

Dragon Acquisitions LLC 1621 Central Avenue Cheyenne, WY 82001	6,270,719(5)	4.62%

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

(2)	Based on 135,776,879 shares of our common stock issued and outstanding as of July 11, 2018.
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

(5)
William Delgado is the indirect owner of 6,270,719 shares of common stock, which are directly held by Dragon Acquisitions LLC. The shares of common stock beneficially owned by Dragon Acquisitions LLC, and indirectly owned by William Delgado, include 600,000 shares of common stock issuable upon conversion of outstanding convertible notes held by Dragon Acquisitions LLC. Mr. Delgado is the managing member of Dragon Acquisitions LLC and has shared voting and dispositive power over the shares held by Dragon Acquisitions LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Bill G. Williams

We have entered into several working capital notes payable to Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception. These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at March 31, 2018 and 2017 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At March 31, 2018 and 2017, accrued interest payable was $206,920 and $172,808, respectively. We repaid $0 during the years ended March 31, 2018 and 2017

William Delgado

Between January 1, 2017 and March 31, 2017, we entered into two Private Placement Subscription Agreements and issued two Six Percent (6%) Unsecured Convertible Notes to Dragon Acquisitions, whose managing member is William Delgado, the Treasurer, Chief Financial Officer, and a director of the Company. The first note was issued on January 20, 2017, in the principal amount of $20,000, and the second note was issued on March 14, 2017, in the principal amount of $20,000. The notes accrue interest at the rate of six percent (6%) per annum, and mature one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The notes are convertible into shares of our common stock at a conversion price of $0.30 per share, subject to adjustment. The notes were repaid in full between March and May 2017.

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. $52,400 of the note has been repaid during the year ended March 31, 2018.

Gerald Easterling

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and is also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 shares of common stock to the guaranteeing shareholders, not including the Company’s President and Chairman of the Board, which was recognized as debt issuance costs. The fair value of this issuance is estimated to be $264,000, based on the market value of our common stock on the date of issuance. The balance of the CNB Note is $236,413 as of March 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, the Board of Directors of the Company engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit the Company’s annual financial statements. The following tables set forth the fees billed to the Company for professional services rendered by TSC for the years ended March 31, 2018 and 2017:

Services	2018	2017
Audit fees	$26,250	$29,300
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$26,250	$29,300

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

10.9	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.10	Form of Promissory Note with Shirley K. Williams, Kay Chafin and Jack Heald (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).

10.11	Form of Loan Agreement with Bill G. Williams (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).
10.12	Form of Security Agreement with Kay Chafin and Jack Heald (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).
10.13	Form of Line of Credit Agreement with Extraco Bank (incorporated by reference to our Annual Report on Form 10-K filed on July 28, 2015).
10.14	Employment Agreement dated April 1, 2015 with Bill G. Williams (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.15	Employment Agreement dated April 1, 2015 with Gerald Easterling (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2015).
10.16	Form of Private Placement Subscription Agreement and 6% Unsecured Convertible Note with Dragon Acquisitions LLC. (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2017)
10.17	Form of Promissory Note dated January 10, 2017 with Community National Bank (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 14, 2017).
10.18	Form of Guaranty made by Gerald Easterling to Community National Bank (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 14, 2017).
10.19	Payoff Letter, Termination and Release dated January 13, 2017 from Baptist Community Services (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 14, 2017).
10.20	Securities Purchase Agreement dated January 23, 2017 with Vista Capital Investments, LLC. (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2017)
10.21	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC. (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2017)
10.22	Convertible Note dated January 23, 2017 issued to Vista Capital Investments, LLC. (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2017)
10.23	Securities Purchase Agreement dated March 16, 2017 with Peak One Opportunity Fund, L.P. (incorporated by reference to our Annual Report on Form 10-K filed on June 29, 2017)
10.24	Convertible Debenture dated March 28, 2017 issued to Peak One Opportunity Fund, L.P.
10.25	6% Convertible Note dated January 20, 2017 issued Dragon Acquisitions LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.1 on February 14, 2018)
10.26	Securities Purchase Agreement dated March 16, 2017 with Peak One Opportunity Fund, L.P. (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.2 on February 14, 2018)
10.27
Amendment #1 to the Securities Purchase Agreement Entered into on March 16, 2017, dated July 5, 2017, with Peak One Opportunity Fund, L.P. (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.3 on February 14, 2018)

10.28	6% Convertible Note dated March 11, 2017 issued to Dragon Acquisitions LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.4 on February 14, 2018)
10.29	6% Convertible Note dated April 20, 2017 issued to Dragon Acquisitions LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.5 on February 14, 2018)
10.30	Securities Purchase Agreement dated July 31, 2017, with Crown Bridge Partners LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.6 on February 14, 2018)
10.31	5% Convertible Note dated July 31, 2017, issued to Crown Bridge Partners LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.7 on February 14, 2018)
10.32	Common Stock Purchase Warrant dated July 31, 2017, issued to Crown Bridge Partners LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.8 on February 14, 2018)
10.33	Securities Purchase Agreement dated August 28, 2017 with Labrys Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.9 on February 14, 2018)
10.34	12% Convertible Note dated August 28, 2017, with Labrys Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.10 on February 14, 2018)
10.35	Common Stock Purchase Warrant dated August 28, 2017, issued to Labrys Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.11 on February 14, 2018)

10.36	12% Convertible Note dated September 11, 2017 issued to Auctus Funds, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.12 on February 14, 2018)
10.37	Common Stock Purchase Warrant dated September 11, 2017 issued to Auctus Funds, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.13 on February 14, 2018)
10.38	12% Convertible Note dated September 12, 2017 issued to JSJ Investments, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.14 on February 14, 2018)
10.39	Securities Purchase Agreement dated September 28, 2017 with EMA Financial, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.15 on February 14, 2018)
10.40	12% Convertible Note issued to EMA Financial, LLC dated September 28, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.16 on February 14, 2018)
10.41	Common Stock Purchase Warrant dated October 2, 2017, issued to Crown Bridge Partners LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.17 on February 14, 2018)
10.42	Securities Purchase Agreement dated October 31, 2017 with Labrys Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.18 on February 14, 2018)
10.43	12% Convertible Note dated October 31, 2017, issued to Labrys Fund, LP (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.19 on February 14, 2018)
10.44	Securities Purchase Agreement dated November 9, 2017 with GS Capital Partners, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.20 on February 14, 2018)
10.45
8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.21 on February 14, 2018)

10.46
8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.22 on February 14, 2018)

10.47
8% Collateralized Secured Promissory Note dated November 14, 2017, from GS Capital Partners, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.23 on February 14, 2018)

10.48	Securities Purchase Agreement dated December 20, 2017 with GS Capital Partners, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.24 on February 14, 2018)
10.49
8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.25 on February 14, 2018)

10.50
8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017 (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.26 on February 14, 2018)

10.51
8% Collateralized Secured Promissory Note dated November 14, 2017, from GS Capital Partners, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed as Exhibit 10.27 on February 14, 2018)

10.52*	12% Convertible Note dated April 27, 2018 from BlueHawk Capital, LLC
10.53*	Securities Purchase Agreement dated March 20, 2018 with BlueHawk Capital, LLC
10.54*	12% Collateralized Secured Promissory Note dated January 29, 2018 from Adar Bays, LLC
10.55*	12% Collateralized Secured Promissory Note dated January 29, 2018 from Adar Bays, LLC
10.56*	Debt Purchase Agreement dated February 8, 2018 between Labrys Fund LP and Adar Bays, LLC
10.57*	12% Convertible Redeemable Note dated January 29, 2018 from Adar Bays, LLC
10.58*	12% Convertible Redeemable Note dated January 29, 2018 from Adar Bays, LLC
10.59*	Securities Purchase Agreement dated January 29, 2018 with Adar Bays, LLC
10.60*	Securities Purchase Agreement dated April 12, 2018 with One44 Capital, LLC
10.61*	10% Collateralized Secured Promissory Note dated April 12, 2018 with One44 Capital, LLC
10.62*	First Amendment to the Convertible Promissory Note dated July 31, 2017 with Crown Bridge Partners, LLC
10.63*	Securities Purchase Agreement dated March 20, 2018 with Jefferson Street Capital, LLC
10.64*	12% Secured Convertible Promissory Note dated March 20, 2018 with Jefferson Street Capital, LLC
10.65*	12% Convertible Promissory Note dated March 9, 2018 with Power Up Lending Group Ltd.
10.66*	12% Convertible Promissory Note dated January 30, 2018 with Power Up Lending Group Ltd.
10.67*	Securities Purchase Agreement dated January 30, 2018 with Power Up Lending Group Ltd.
10.68*	Securities Purchase Agreement dated March 9, 2018 with Power Up Lending Group Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files

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

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)
Date: July 13, 2018

By: /s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: July 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Bill G. Williams	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	Date: July 13, 2018
Bill G. Williams

/s/ Gerald Easterling	President and Director	Date: July 13, 2018
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer and Director	Date: July 13, 2018
William Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalShrimp Incorporated.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from inception and has a significant working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
July 13, 2018

We have served as the Company’s auditor since 2015.

NATURALSHRIMP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current assets
Cash	$24,280	$88,195
Accounts receivable	-	-
Notes receivable	207,200	-
Inventory	-	-
Prepaid expenses	28,699	224,000

Total current assets	260,179	312,195

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	929,245	929,214
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,292,313)	(1,221,419)

Fixed assets, net	1,203,509	1,274,372

Other assets
Construction-in-process	171,050	-
Deposits	10,500	10,500

Total other assets	181,550	10,500

Total assets	$1,645,238	$1,597,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$528,538	$505,033
Accrued interest - related parties	240,377	178,922
Other accrued expenses	497,321	317,499
Short-term Promissory Note and Lines of credit	143,523	145,964
Current maturities of bank loan	7,497	7,310
Current maturities of convertible debentures, less debt discount of$ 691,558	516,597	-
Convertible debentures, related party	87,600	-
Notes payable - related parties	1,271,162	1,296,162
Derivative liability	3,455,000	218,000
Warrant liability	277,000	28,000

Total current liabilities	7,024,615	2,696,890

Bank loan, less current maturities	228,916	235,690
Lines of credit	651,453	651,498
Convertible debentures, less current maturities	-	50,000

Total liabilities	7,904,984	3,634,078

Commitments and contingencies (Note 10)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized 97,656,095 and 92,408,298 shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively	9,766	9,242
Additional paid in capital	27,743,352	26,681,521
Accumulated deficit	(34,012,864)	(28,727,774)

Total stockholders' deficit	(6,259,746)	(2,037,011)

Total liabilities and stockholders' deficit	$1,645,238	$1,597,067

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended
	March 31, 2018	March 31, 2017

Sales	$-	$-

Operating expenses:
Facility operations	27,789	70,930

General and administrative	1,085,499	909,182
Depreciation and amortization	70,894	60,459

Total operating expenses	1,184,182	1,040,571

Net Operating (loss) before other income (expense)	(1,184,182)	(1,040,571)

Other income (expense):
Interest expense	(171,065)	(174,335)
Amortization of debt discount	(775,091)	(295,000)
Financing costs	(1,310,751)	(164,000)
Change in fair value of derivative liability	(1,600,000)	11,000
Change in fair value of warrant liability	(244,000)	4,000
Gain on extinguishment of debt, related party	-	2,339,353
Debt settlement expense	-	(566,129)

Total other income (expense)	(4,100,907)	1,154,889

Loss before income taxes	(5,285,089)	114,318

Provision for income taxes	-	38,868

Benefit of Net operating loss		(38,868)

Net income/(loss)	$(5,285,089)	$114,318

EARNINGS PER SHARE (Basic)	$(0.05)	$0.00

EARNINGS PER SHARE (Diluted)	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	97,656,095	90,025,445

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)	-	90,070,074

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional paid-in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance April 1, 2016	89,399,012	8,940	25,342,943	-	(28,842,092)	(3,490,209)

Issuance of shares for cash	28,571	3	9,997			10,000
Issuance of shares for Acquisition settlement expense	1,225,715	123	566,006			566,129
Issuance of shares for compensation	1,055,000	106	464,645			464,751
Issuance of shares in connection with debt	700,000	70	297,930			298,000
						-
Net income					114,317	114,317

Balance March 31, 2017	92,408,298	9,242	26,681,521	-	(28,727,775)	(2,037,012)

Issuance of shares in connection with debt	1,004,260	100	146,951			147,051
Issuance of shares for services	1,000,000	100	99,900			100,000
Issuance of shares for cash	100,000	10	24,990			25,000
Issuance of shares upon conversion	2,820,204	282	119,022			119,304
Beneficial conversion feature			28,000			28,000
Reclass of derivative liability upon conversion or redemption of related convertible debentures			576,000			576,000
Issuance of shares upon exercise of warrants	323,333	32	66,968			67,000

Net loss					(5,285,089)	(5,285,089)

Balance March 31, 2018	97,656,095	9,766	27,743,352	-	(34,012,864)	(6,259,746)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,285,089)	$114,318

Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	-	464,750
Depreciation expense	70,894	60,459
(Gain)/loss on extinguishment of debt	-	(2,339,353)
Debt settlement expense	-	566,129
Amortization of debt discount	775,091	295,000
Change in fair value of derivative liability	1,600,000	(11,000)
Change in fair value of warrant liability	244,000	(4,000)
Financing costs related to convertible debentures	1,310,751	164,000
Shares issued for services	100,000	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	145,301	(223,000)
Deposits	-	-
Accounts payable	31,982	(63,959)
Other accrued expenses	179,822	162,941
Accrued interest - related parties	61,455	91,500

Cash used in operating activitites	(765,793)	(722,215)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for construction in progress	(171,050)	-

CASH USED IN INVESTING ACTIVITIES	(171,050)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bank loan	-	45,000
Payments on bank loan	(6,587)	(2,000)
Payment of related party notes payable	-	(16,000)
Repayment line of credit short-term	(2,486)	-
Borrowing on Notes payable related party	-	657,257
Notes receivable	(76,000)	-
Lines of credit		(40,005)
Proceeds from sale of stock	25,000	10,000
Proceeds from convertible debentures	1,072,901	150,000
Proceeds from convertible debentures, related party	180,000	-
Payments on convertible debentures	(227,500)	-
Payments on convertible debentures, related party	(92,400)	-

Cash provided by financing activitites	872,928	804,252

NET CHANGE IN CASH	(63,915)	82,037

CASH AT BEGINNING OF YEAR	88,195	6,158

CASH AT END OF YEAR	$24,280	$88,195

INTEREST PAID	$109,610	$72,837

Suplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for debt settlement	$-	$566,129
Repayment of debt through issuance of bank loan	$-	$200,000
Shares issued upon conversion	$79,304	$-
Notes receivable for convertible debentures	$131,200	$-

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

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2018, the Company had a net loss of approximately $5,285,000. At March 31, 2018, the Company had an accumulated deficit of approximately $34,013,000 and a working capital deficit of approximately $6,764,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the 2018 fiscal year, the Company received net cash proceeds of approximately $1,088,000 from the issuance of convertible debentures, $180,000 from the issuance of convertible debt to a related party and $25,000 from the sale of the Company’s common stock. Subsequent to March 31, 2018, the Company received $105,000 in net proceeds from three convertible debentures (See Note 12). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the year ended March 31, 2018, the Company had approximately $1,293,000 in convertible debentures whose approximately 46,170,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34 - 60% of the defined trading price and approximately 4,625,000 warrants with an exercise price of 50% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. Included in the diluted EPS for the year ended March 31, 2017, the Company had $150,000 in convertible debentures whose underlying shares are convertible at the holders’ option at initial fixed conversion prices ranging from $0.30 to $0.35.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but Generally Accepted Accounting Principles in the United States (“GAAP”) provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2018 and 2017.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the year ended March 31, 2018:

Derivative liability balance at March 31, 2017	$218,000
Additions to derivative liability for new debt	2,213,000
Reclass to equity upon conversion	(236,000)
Derecognition of notes redeemed for cash	(340,000)
Change in fair value	1,600,000
Balance at March 31, 2018	$3,455,000

At March 31, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 1.73% to 2.09%, and expected volatility of the Company’s common stock ranging from 272.06% to 375.93%, and the various estimated reset exercise prices weighted by probability.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2018 and 2017.

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

The consolidated statements of operations reflect depreciation expense of approximately $71,000 and $60,000 for the years ended March 31, 2018 and 2017, respectively.

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

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. As there have been no significant revenues to date, the Company does not expect the adoption to have a material impact and no transition method will be necessary upon adoption.

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

During the year ended March 31, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2018, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both March 31, 2018 and 2017 was $25,298.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2018, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2019, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 and $473,029 at March 31, 2018 and March 31, 2017, respectively, included in non-current liabilities.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2018 and April 30, 2018, respectively, with maturity dates of January 19, 2019 and April 30, 2019, respectively. The $200,000 line of credit is included in non-current liabilities as of March 31, 2018, with an outstanding balance of $178,778. The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $278,470 at both March 31, 2018 and March 31, 2017.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.7% as of March 31, 2018. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2018 and March 31, 2017.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14.75% as of March 31, 2018. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 and $11,197 at March 31, 2018 and March 31, 2017, respectively.

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

Maturities on Bank loan is as follows:

Years ending:
March 31, 2019	$7,497
March 31, 2020	228,916
$236,413

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

On February 5, 2018, the Company entered into an amendment to the July Debenture, whereby in exchange for a payment of $6,500 the note holder, except for a conversion of up to 125,000 shares of the Company’s common shares, would be only entitled to effectuate a conversion under the note on or after March 2, 2018.

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

On February 20, 2018, the holder converted $4,431 of the January debentures into 125,000 common shares of the Company. As a result of the conversion the derivative liability relating to the portion converted was remeasured immediately prior to the conversion with a fair value of $11,000, with an increase of $4,000 recognized, with the fair value of the derivative liability related to the converted portion being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate of 1.87% and expected volatility of the Company’s common stock, of 353.27%, and the various estimated reset exercise prices weighted by probability.

During March, 2018, the holder converted an additional $17,113 of the July debentures into 630,000 common shares of the Company. As a result of the conversion the derivative liability was remeasured immediately prior to the conversion with a fair value of $138,000, with an increase of $74,000 recognized, with the fair value of the derivative liability related to the converted portion being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.11; a risk-free interest rate of 1.77% and expected volatility of the Company’s common stock, of 375.93%, and the various estimated reset exercise prices weighted by probability. Subsequent to year end the remainder of the two notes were fully converted.

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

August Debenture

On August 28, 2017, the Company entered into a 12% convertible promissory note for $110,000, with an OID of $10,000, which matures on February 28, 2018. The note is convertible at a variable conversion rate that is the lesser of 60% of the lowest trading price for last 20 days prior to issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional adjustments to the conversion price for events set forth in the agreement, including if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after nine months from issue date. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. The note was sold to the holder of the January 29, 2018 note (below) on February 8, 2018, with an amendment entered into to extend the note until March 5, 2018. In exchange for a cash payment of $5,000 and the issuance of 50,000 shares of common stock, on March 5, 2018, the holder agreed to not convert any of the outstanding debt into common stock of the Company until April 8, 2018. Subsequent to year end the new holder issued a waiver as to the maturity date of the note and a technical default provision. The note has subsequently been fully converted.

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

Additionally, in connection with the debenture the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the common shares at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. On February 22, 2018, in connection with the sale of the note to the Janaury 29, 2019 note holder, 171,965 of the shares were returned to the Company and cancelled. The remaining shares are not required to be returned to the Company, as the note was not redeemed prior to the date 180 days following the issue date.

On October 31, 2017, there was a second closing to the August debenture, in the principal amount of $66,000, maturing on April 30, 2018. The second closing has the same conversion terms as the first closing, however there were no additional warrants issued with the second closing. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. Subsequent to year end the holder issued a waiver as to the maturity date of the note and a technical default provision. The note has subsequently been fully converted.

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

September 11, 2017 Debenture

On September 11, 2017, the Company entered into a 12% convertible promissory note for $146,000, with an OID of $13,500, which matures on June 11, 2018. The note is convertible at a variable conversion rate that is the lower of the trading price for last 25 days prior to issuance of the note or 50% of the lowest market price over the 25 days prior to conversion. Furthermore, the conversion rate may be adjusted downward if, within three business days of the transmittal of the notice of conversion, the common stock has a closing bid which is 5% or lower than that set forth in the notice of conversion. There are additional adjustments to the conversion price for events set forth in the agreement, if any third party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Per the agreement, the Company is required at all times to have authorized and reserved seven times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. Subsequent to year end approximately $85,000 of the note was converted.

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

On March 20, 2018, the holder converted $32,500 of the September 12, 2017 debentures into 1,031,746 common shares of the Company. As a result of the conversion the derivative liability was remeasured immediately prior to the conversion with a fair value of $318,000, with an increase of $165,000 recognized, with the fair value of the derivative liability related to the converted portion of $107,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.09; a risk-free interest rate of 1.81% and expected volatility of the Company’s common stock, of 375.93%, and the various estimated reset exercise prices weighted by probability. Subsequent to year end the remainder of the note has been fully converted.

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

October 17, 2017 Debenture

On September 28, 2017, the Company entered into a Securities Purchase Agreement, pursuant to which the Company agreed to sell a 12% Convertible Note for $55,000 with a maturity date of September 28, 2018, for a purchase price of $51,700, and $2,200 deducted for legal fees, resulting in net cash proceeds of $49,500. The effective closing date of the Securities Purchase Agreement and Note is October 17, 2017. The note is convertible at the holders’ option, at any time, at a conversion price equal to the lower of (i) the closing sale price of the Company’s common stock on the closing date, or (ii) 60% of either the lowest sale price for the Company’s common stock during the twenty (20) consecutive trading days including and immediately preceding the closing date, or the closing bid price, whichever is lower , provided that, if the price of the Company’s common stock loses a bid, then the conversion price may be reduced, at the holder’s absolute discretion, to a fixed conversion price of $0.00001. If at any time the adjusted conversion price for any conversion would be less than par value of the Company’s common stock, then the conversion price shall equal such par value for any such conversion and the conversion amount for such conversion shall be increased to include additional principal to the extent necessary to cause the number of shares issuable upon conversion equal the same number of shares as would have been issued had the Conversion Price not been subject to the minimum par value price. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability. Subsequent to year end approximately $43,000 of the note was converted.

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

November 14, 2017 Debenture

On November 14, 2017, the Company entered into two 8% convertible redeemable notes, in the aggregate principal amount of $112,000, convertible into shares of common stock of the Company, with maturity dates of November 14, 2018. Each note was in the face amount of $56,000, with an original issue discount of $2,800, resulting in a purchase price for each note of $53,200. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $53,200 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on July 14, 2018. The notes are convertible at 57% of the lowest of trading price for last 20 days, or lowest closing bid price for last 20 days, with the discount increased to 47% in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. The Buyer Note is included in Notes Receivable in the accompanying financial statements. The first note has been fully converted subsequent to year end.

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

January 29, 2018 Debenture

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

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the three convertible debentures at issuance at $185,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.12 at issuance date; a risk-free interest rate of 1.80% and expected volatility of the Company’s common stock, of 215.40%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $71,000 was immediately expensed as financing costs.

January 30, 2018 Debenture

On January 30, 2018, the Company entered into a 12% convertible note for the principal amount of $80,000, convertible into shares of common stock of the Company, which matures on January 30, 2019. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note, with default interest of 22% per annum (the “Default Amount”). If the Company fails to deliver conversion shares within 2 days of a conversion request, the note becomes immediately due and payable at an amount of twice the Default Amount. The note is convertible at 61% of the lowest closing bid price for the last 15 days. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. Failure to maintain the reserved number of shares is considered an event of default if not cured within three days of a notice of conversion. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days, the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the debenture.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the convertible debenture at issuance at $163,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.08 at issuance date; a risk-free interest rate of 1.88% and expected volatility of the Company’s common stock, of 215.40%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $83,000 was immediately expensed as financing costs.

On March 9, 2018, the Company entered into a 12% convertible note for the principal amount of $43,000, with the holder of the January 30, 2018 debenture, convertible into shares of common stock of the Company, which matures on March 9, 2019. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note, with default interest of 22% per annum (the “Default Amount”). If the Company fails to deliver conversion shares within 2 days of a conversion request, the note becomes immediately due and payable at an amount of twice the Default Amount. The note is convertible on the date beginning 180 days after issuance of the note, at 61% of the lowest closing bid price for the last 15 days. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. Failure to maintain the reserved number of shares is considered an event of default. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the debenture.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the convertible debenture at issuance at $94,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.09 at issuance date; a risk-free interest rate of 2.03% and expected volatility of the Company’s common stock, of 215.40%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $54,000 was immediately expensed as financing costs.

March 20, 2018 Debenture

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the convertible debenture at issuance at $191,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06 at issuance date; a risk-free interest rate of 2.09% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $144,124 (including the fair value of the common shares issued) was immediately expensed as financing costs.

March 21, 2018 Debenture

On March 21, 2018, the Company entered into a convertible note for the principal amount of $39,199, which includes an OID of $4,199, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount is increased upon certain events set forth in the agreement regarding the obtainability of the shares, such as a DTC "chill". Additionally, if the Company ceases to be a reporting company, or after 181 days the note cannot be converted into freely traded shares, the discount is increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

Additionally, the Company also issued 119,300 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $13,123, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the two convertible debentures at issuance at $89,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06 at issuance date; a risk-free interest rate of 2.09% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $67,123 (including the fair value of the common shares issued) was immediately expensed as financing costs.
The derivative liability arising from all of the above discussed debentures was revalued at March 31, 2018, resulting in an increase of the fair value of the derivative liability of $1,616,000 for the year ended March 31, 2018. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 1.73% to 2.09%, and expected volatility of the Company’s common stock ranging from 272.06% to 375.93%, and the various estimated reset exercise prices weighted by probability.

The warrant liability relating to all of the warrant issuances discussed above was revalued at March 31, 2018, resulting in an increase to the fair value of the warrant liability of $244,000 for the year ended March 31, 2018. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 2.22% to 2.56%, and expected volatility of the Company’s common stock of 358.6%. The warrant liability was remeasured as of March 31, 2017, resulting in an estimated fair value of $28,000, for a decrease in fair value of $4,000. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.40; a risk free interest rate of 1.88% and expected volatility of the Company’s common stock, of 292.42%.

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

On January 10, 2017, the Company issued 1,000,000 shares to a consultant for services to be rendered over six months. The fair value of the shares of $440,000, based on the market value of the common stock on the date of issuance, will be recognized over the term of the agreement. $220,000 was expensed in the year ending March 31, 2017, with $220,000 included in prepaid assets as of March 31, 2017. The prepaid balance of $220,000 was expensed in the year ending March 31, 2018.

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

NOTE 7 – OPTIONS AND WARRANTS

The Company has not granted any options since inception. The Company has granted approximately 4,958,000 warrants (after adjustment) in connection with convertible debentures, or which 333,333 have been exercised. For further discussion see Note 5.

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties
On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (the “affiliate”), for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30. As of March 31, 2018, the Company has paid $52,400 on this note, with $87,600 remaining outstanding.

On January 20, 2017 and on March 14, 2017, the Company entered into convertible debentures with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company. The convertible debentures are each in the amount of $20,000, mature one year from date of issuance, and bear interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debentures are convertible at the holder’s option at a conversion price of $0.30. As of March 31, 2018, the notes have been paid off in full.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Baptist Community Services (BCS)

On January 10, 2017, the Company agreed to pay to Baptist Community Services (BCS), a shareholder of NSH, $200,000 of the proceeds from the CNB Note (Note 4), in satisfaction of the outstanding amounts due on a promissory note with BCS of $2,305,953, plus accrued interest of $233,398, resulting in a gain on extinguishment of debt of $2,339,353 in the year ended March 31, 2017.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at March 31, 2018 and 2017 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At March 31, 2018 and 2017, accrued interest payable was $206,920 and $172,808, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration. The shares were valued at the date of issuance at fair market value. The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note. The assignment of a value to the shares resulted in a financing fee being recorded for the same amount. The note is unsecured. The balance of the note at March 31, 2018 and 2017 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was $3,000 and $3,000 during the years ended March 31, 2018 and 2017, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at March 31, 2018 and 2017 was $5,000 and is classified as a current liability on the consolidated balance sheets. At March 31, 2018 and 2017, accrued interest payable was $1,600 and $1,200, respectively.

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

The components of income tax expense for the years ended March 31, 2018 and 2017 consist of the following:

	2018	2017
Federal Tax statutory rate	34.00%	34.00%
Permanent differences	7.86%	559.25%
Valuation allowance	(41.86)%	(525.25)%
Effective rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of March 31, 2018 and 2017 are summarized below. The calculations presented below at December 31, 2017 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$637,000	$570,000
Deferred tax benefit	408,000	350,000
Total deferred tax asset	1,045,000	920,000
Valuation allowance	(1,045,000)	(920,000)
	$-	$-

As of March 31, 2018, the Company had approximately $3,034,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, our ability to utilize our net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $120,000 in the year ended March 31, 2018, $394,000 of which related to the decrease in the expected future tax rate as a result of the Tax Reform Law..

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

NOTE 10 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2018, and 2017, the Company’s cash balance did not exceed FDIC coverage.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to year end, the Company has converted approximately $485,000 of their outstanding convertible debt as of March 31, 2018 and approximately $31,000 of accrued interest, into 37,887,704 shares of the Company’s common stock.

On April 10, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $110,000, convertible into shares of common stock of the Company, with maturity dates of April 10, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $55,000, with $2,750 for legal fees deducted upon funding. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $55,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The notes are convertible at 57% of the lowest closing bid price for the last 20 days. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture

On April 12, 2018, the Company sold 200,000 shares of its common stock at $0.077 per share, for a total financing of $15,400.

On April 27, 2018, the Company entered into a convertible note for the principal amount of $53,000 for a purchase price of $50,000, convertible into shares of common stock of the Company, which matures on January 27, 2019. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On June 5, 2018, the Company entered into a convertible note for the principal amount of $125,000 for a purchase price of $118,800, convertible on the date beginning 180 days after issuance of the note, into shares of common stock of the Company, which matures on June 5, 2019. The note bears interest at 12%, which increases to 18% upon an event of default, as defined in the agreement. The note is convertible at 60% of the lowest trading price for the last 20 days prior to conversion, with the discount increased 5% in the event the Company does not have sufficient shares authorized and outstanding to issue the shares upon conversion request. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture. After 180 days, the note is redeemable, with the holders prior written consent, at 150% of the principal and accrued interest balance.

On July 11, 2018, the Company received the funding for the Buyer Note issued in connection with the second note under the December 20, 2017 8% convertible redeemable note, for cash proceeds of $74,000.