Form 10-Q
period 2018-06-30
NaturalShrimp Inc
filed 2018-08-20
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5080 Spectrum Dr., Suite 1000 Addison, Texas	75001
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474
(Registrant’s telephone number, including area code)

15150 Preston Road, Suite 300, Dallas, Texas 75248
(Former address)

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

As of August 20, 2018, there were 154,262,533 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
ASSETS	(unaudited)
Current assets
Cash	$24,415	$24,280
Notes receivable	262,200	207,200
Inventory	4,200	-
Prepaid expenses	24,675	28,699

Total current assets	315,490	260,179

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	934,595	929,245
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,310,039)	(1,292,313)

Fixed assets, net	1,191,133	1,203,509

Other assets
Construction-in-process	239,577	171,050
Deposits	10,500	10,500

Total other assets	250,077	181,550

Total assets	$1,756,700	$1,645,238

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$595,332	$528,538
Accrued interest, including related parties of $215,568	258,734	240,377
Other accrued expenses	518,123	497,321
Short-term Promissory Note and Lines of credit	794,976	143,523
Current maturities of bank loan	7,751	7,497
Convertible debentures, less debt discount of$ 691,558	392,956	516,597
Convertible debentures, related party	87,600	87,600
Notes payable - related parties	1,271,162	1,271,162
Derivative liability	2,800,000	3,455,000
Warrant liability	324,000	277,000

Total current liabilities	7,050,634	7,024,615

Bank loan, less current maturities	226,800	228,916
Lines of credit	-	651,453

Total liabilities	7,277,434	7,904,984

Commitments and contingencies (Note 9)

Stockholders' deficit
Common stock, $0.0001 par value, 300,000,000 shares authorized 135,763,799 and 97,656,095 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	13,577	9,766
Additional paid in capital	29,575,662	27,743,352
Accumulated deficit	(35,109,973)	(34,012,864)

Total stockholders' deficit	(5,520,734)	(6,259,746)

Total liabilities and stockholders' deficit	$1,756,700	$1,645,238

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended
	June 30, 2018	June 30, 2017

Sales	$-	$-

Operating expenses:
Facility operations	20,985	7,289
General and administrative	223,025	398,935
Depreciation and amortization	17,726	17,725

Total operating expenses	261,736	423,949

Net Operating loss before other income (expense)	(261,736)	(423,949)

Other income (expense):
Interest expense	(68,219)	(40,355)
Amortization of debt discount	(343,454)	(13,333)
Financing costs	(608,699)	-
Change in fair value of derivative liability	232,000	35,000
Change in fair value of warrant liability	(47,000)	3,000

Total other income (expense)	(835,372)	(15,688)

Loss before income taxes	(1,097,108)	(439,637)

Provision for income taxes	-	-

Net loss	$(1,097,108)	$(439,637)

Loss per share - Basic	$(0.01)	$(0.00)

Weighted average shares outstanding - Basic	112,720,679	92,473,133

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,097,108)	$(439,637)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	17,726	17,725
Amortization of debt discount	343,454	13,333
Change in fair value of derivative liability	(232,000)	(35,000)
Change in fair value of warrant liability	47,000	(3,000)
Financing costs related to convertible debentures	608,700	-

Changes in operating assets and liabilities:
Inventory	(4,200)	-
Prepaid expenses and other current assets	4,024	157,500
Accounts payable	63,793	20,613
Other accrued expenses	37,448	41,976
Accrued interest - related parties	50,587	20,000

Cash used in operating activitites	(160,576)	(206,490)

Cash flows from investing activities

Cash paid for fixed assets	(5,350)	-
Cash paid for construction in progress	(68,527)	-

Cash used in investing activitites	(73,877)	-

Cash flows from financing activities

Payments on bank loan	(1,862)	(1,012)
Proceeds from sale of stock	15,400	25,000
Proceeds from convertible debentures	221,050	140,000
Payments on convertible debentures	-	(27,500)

Cash provided by financing activitites	234,588	136,488

Net change in cash	135	(70,002)

Cash at beginning of period	24,280	88,195

Cash at end of period	$24,415	$18,193

Interest paid	$19,287	$20,355

Suplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$515,750	$-
Notes receivable for convertible debentures	$55,000	$-

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(Unaudited)
NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalSrimp Incorporated (“NaturalShrimp” “the Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that allows it to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Its initial production facility is located outside of San Antonio, Texas.

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2018, the Company had a net loss of approximately $1,097,000. At June 30, 2018, the Company had an accumulated deficit of approximately $35,110,000 and a working capital deficit of approximately $6,735,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2018, the Company received net cash proceeds of $15,400 from the sale of the Company’s common stock. The Company also had $515,720 of their convertible debentures converted into 37,887,704 shares of their common stock, reducing their current obligations. Subsequent to June 30, 2018, the Company received $197,500 in net proceeds from the funding of convertible debentures (See Note 10). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended June 30, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on July 13, 2018.

The condensed consolidated balance sheet at March 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the three months ended June 30, 2018, the Company had approximately $1,117,000 in principal on convertible debentures whose approximately 98,689,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34% - 61% of the defined trading price and approximately 18,227,000 warrants with an exercise price of 50% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30, 2017, the Company had $330,000 in convertible debentures whose underlying shares were convertible at the holders’ option at initial fixed conversion prices ranging from $0.30 to $0.35 and 70,000 warrants with an exercise price of $0.60, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2018 and 2017.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2018:

Derivative liability balance at March 31, 2018	$3,455,000
Additions to derivative liability for new debt	882,000
Reclass to equity upon conversion	(1,305,000)
Change in fair value	(232,000)
Balance at June 30, 2018	$2,800,000

At June 30, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.02; a risk-free interest rate ranging from 1.93% to 2.33%, and expected volatility of the Company’s common stock ranging from 248.71% to 321.92%, and the various estimated reset exercise prices weighted by probability.
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

The consolidated statements of operations reflect depreciation expense of approximately $18,000 for both the three months ended June 30, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 in the three months ended June 30, 2018, and as there have not been any significant revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

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

During the three months ended June 30, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2018, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note has a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both June 30, 2018 and March 31, 2018 was $25,298.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2018, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2019, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 at both June 30, 2018 and March 31, 2018.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2018 and April 30, 2018, respectively, with maturity dates of January 19, 2019 and April 30, 2019, respectively. The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $278,470 at both June 30, 2018 and March 31, 2018.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.9% as of June 30, 2018. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2018 and March 31, 2018.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.00% as of June 30, 2018. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at both June 30, 2018 and March 31, 2018.

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

Maturities on Bank loan is as follows:

12 months ending:
June 30, 2019	$7,751
June 30, 2020	226,800
$234,551

NOTE 5 – CONVERTIBLE DEBENTURES

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

During April 2018, in three separate conversions, the remainder of the first closing was fully converted into 1,225,627 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $25,000 recognized, with the fair value of the derivative liability related to the converted portion, of $66,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.07 to $0.09; a risk-free interest rate of 1.73% to 1.87% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability.

During May and June, 2018, in two separate conversions, the remainder of the second closing was fully converted into 2,810,725 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $25,000 recognized, with the fair value of the derivative liability related to the converted portion of $67,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.04; a risk-free interest rate of 1.91% to 1.93% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability.

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

During April through June, 2018, in a number of separate conversions, the August debenture was fully converted into 8,332,582 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $112,000 recognized, with the fair value of the derivative liability related to the converted portion, of $316,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.09 to $0.02; a risk-free interest rate of 1.72% to 1.94% and expected volatility of the Company’s common stock of 248.71% to 375.93% , and the various estimated reset exercise prices weighted by probability

In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants outstanding increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.74% and expected volatility of the Company’s common stock, of 276.90%, resulting in a fair value of $8,000.

Additionally, in connection with the debenture the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the common shares at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. On February 22, 2018, in connection with the sale of the note to the January 29, 2019 note holder, 171,965 of the shares were returned to the Company and cancelled. The remaining shares are not required to be returned to the Company, as the note was not redeemed prior to the date 180 days following the issue date.

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

During May 2018, the second closing was fully converted into 5,072,216 common shares of the Company. As a result of the conversion the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $42,000 recognized, with the fair value of the derivative liability related to the converted portion, of $196,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03; a risk-free interest rate of 1.87% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability

September 11, 2017 Debenture

On September 11, 2017, the Company entered into a convertible promissory note for $146,000, with an OID of $13,500, which matures on June 11, 2018. The note bears interest at 12%, which increases to 24% upon an event of default. The note is convertible at a variable conversion rate that is the lower of the trading price for last 25 days prior to issuance of the note or 50% of the lowest market price over the 25 days prior to conversion. Furthermore, the conversion rate may be adjusted downward if, within three business days of the transmittal of the notice of conversion, the common stock has a closing bid which is 5% or lower than that set forth in the notice of conversion. There are additional adjustments to the conversion price for events set forth in the agreement, if any third party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Per the agreement, the Company is required at all times to have authorized and reserved seven times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

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

During April and June, 2018, in three separate conversions, $85,000 of the note was converted into 9,200,600 common shares of the Company. The remainder of the principal, $61,000, is in default as of June 30, 2018, although the Company has not received a written notice of default from the lender. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $124,000 recognized, with the fair value of the derivative liability related to the converted portion, of $263,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.10; a risk-free interest rate of 1.73% to 1.94% and expected volatility of the Company’s common stock, of 248.71% to 375.93%, and the various estimated reset exercise prices weighted by probability. On July 27, 2018, the holder converted $15,113 of the September 11, 2017 debentures into 3,436,049 common shares of the Company.

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

During April 2018, in two separate conversions, the debenture was fully converted into 2,611,164 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $43,000 recognized, with the fair value of the derivative liability related to the converted portion, of $206,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.06 to $0.08; a risk-free interest rate of 1.73% to 1.82% and expected volatility of the Company’s common stock, of 375.93%, and the various estimated reset exercise prices weighted by probability

October 17, 2017 Debenture

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

During April and May, 2018, in a number of separate conversions, approximately $43,000 of the debenture plus accrued interest was converted into 3,800,000 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $50,000 recognized, with the fair value of the derivative liability related to the converted portion, of $85,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.05; a risk-free interest rate of 1.80% to 1.91% and expected volatility of the Company’s common stock of 248.71% to 375.93%, and the various estimated reset exercise prices weighted by probability. Subsequent to June 30, 2018, the holder converted another $10,450 of the October 17, 2017 debentures into 2,300,000 common shares of the Company.

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

During May and June, 2018, in three separate conversions, the first debenture was fully converted into 4,834,790 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $47,000 recognized, with the fair value of the derivative liability related to the converted portion, of $106,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.04; a risk-free interest rate of 2.08% to 2.14% and expected volatility of the Company’s common stock, of 321.92%, and the various estimated reset exercise prices weighted by probability.

December 20, 2017 Debenture

On December 20, 2017, the Company entered into two 8% convertible redeemable notes, in the aggregate principal amount of $240,000, convertible into shares of common stock, of the Company, with the same buyers as the November 14, 2017 debenture. Both notes are due on December 20, 2018. If the note is not paid by its maturity date the outstanding principal due on the note increases by 10%. The note also contains a cross default to all other outstanding notes. The first note has face amount of $160,000, with a $4,000 OID, resulting in a purchase price of $156,000. The second note has a face amount of $80,000, with an OID of $2,000, for a purchase price of $78,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $78,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is included in Notes Receivable in the accompanying financial statements. The Buyer Note was due on August 20, 2018. The Buyer Note was settled on July 11, 2018, for a purchase price of $74,000, net of fees. The notes are convertible at 60% of the lower of: (i) lowest trading price or (ii) lowest closing bid price, of the Company’s common stock for the last 20 trading days prior to conversion, with the discount increased to 50% in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. On August 7, 2018, the holder converted $25,000 of the December 20, 2017 debentures into 4,363,013 common shares of the Company.

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

January 29, 2018 Debenture

On January 29, 2018, the Company entered into three 12% convertible notes of the Company in the aggregate principal amount of $120,000, convertible into shares of common stock of the Company, with maturity dates of January 29, 2019. The interest upon an event of default, as defined in the note, including a cross default to all other outstanding notes, is 24% per annum. If the note is not paid by its maturity date the outstanding principal due on the note increases by 10%. Each note was in the face amount of $40,000, with $2,000 legal fees, for net proceeds of $38,000. The first of the three notes was paid for by the buyer in cash upon closing, with the other two notes initially paid for by the issuance of an offsetting $40,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Notes are due on September 29, 2018. The first of the Buyer’s Notes was funded on July 26, 2018. (Note 10). The notes are convertible at 60% of the lowest closing bid price for the last 20 days, with the discount increased to 50% in the event of a DTC chill. The second and third notes not being convertible until the buyer has settled the Buyer Notes in a cash payment. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability. On August 8, 2018, the holder converted $10,000 of the January 29, 2018 first debenture into 1,666,667 common shares of the Company.

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

During the first 180 days, the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the debenture. The note was redeemed on July 27, 2018, for approximately $123,000 (Note 10).

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

March 20, 2018 Debenture

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

March 21, 2018 Debenture

On March 21, 2018, the Company entered into a convertible note for the principal amount of $39,199, which includes an OID of $4,199, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount is increased upon certain events set forth in the agreement regarding the obtainability of the shares, such as a DTC "chill". Additionally, if the Company ceases to be a reporting company, or after 181 days the note cannot be converted into freely traded shares, the discount is increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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
April 10, 2018 Debenture

On April 10, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $110,000, convertible into shares of common stock of the Company, with maturity dates of April 10, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $55,000, with $2,750 for legal fees deducted upon funding. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $55,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. An event of default also occurs if the Company’s common stock has a closing bid price of less than $0.03 per share for at least five consecutive days, or the aggregate dollar trading volume of the Company’s common stock is less than $20,000 in any five consecutive days. The Company’s common stock closing bid price fell below $0.03 on June 18, 2018 and continued for over five consecutive days, and the Company is therefore in default on the note. The Company has obtained a waiver from the holder on this technical default.

The notes are convertible at 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a DTC "chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the two convertible debentures at issuance at $348,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.09 at issuance date; a risk-free interest rate of 2.09% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $243,500 was immediately expensed as financing costs.

April 27, 2018 Debenture

On April 27, 2018, the Company entered into a convertible note for the principal amount of $53,000 for a purchase price of $50,000, convertible into shares of common stock of the Company, which matures on January 27, 2019. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24%. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes. Additionally, in the majority of events of default, except for the non-payment of the note upon maturity, the note becomes immediately due and payable at an amount at 150% of the principal plus accrued interest due.

The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount rate is adjusted based on various situations regarding the ability to deliver the common shares, such as in the event of a "DTC chill" or the Company ceases to be a reporting company. . Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $159,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.09 at issuance date; a risk-free interest rate of 2.24% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $109,000 was immediately expensed as financing costs.

June 5, 2018 Debenture

On June 5, 2018, the Company entered into a convertible note for the principal amount of $125,000 for a purchase price of $118,800, convertible on the date beginning 180 days after issuance of the note, into shares of common stock of the Company, which matures on June 5, 2019. The note bears interest at 12%, which increases to 18% upon an event of default, as defined in the agreement. The note is convertible at 60% of the lowest trading price for the last 20 days prior to conversion, with the discount increased 5% in the event the Company does not have sufficient shares authorized and outstanding to issue the shares upon conversion request. The conversion price is adjusted upon a future dilutive issuance, to the lower of the conversion price or a 25% discount to the aggregate per share common share price. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $375,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.04 at issuance date; a risk-free interest rate of 2.32% and expected volatility of the Company’s common stock, of 292.85%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $256.200 was immediately expensed as financing costs.

As the September 11, 2017 debenture was not paid in full by the maturity date, the above notes which have cross default provisions as disclosed, are in technical default.

The derivative liability arising from all of the above discussed debentures was revalued at June 30, 2018, resulting in an increase of the fair value of the derivative liability of $232,000 for the three months ended June 30, 2018, after the reclass of $1,305,000 of the derivative fair value to equity upon the conversions of approximately $467,000 of principal, and a decrease in the fair value of $468,000 immediately prior to conversion . The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.02; a risk-free interest rate ranging from 1.93% to 2.33%, and expected volatility of the Company’s common stock ranging from 248.71% to 321.92%, and the various estimated reset exercise prices weighted by probability. The derivative liability was revalued at March 31, 2018, resulting in an increase of the fair value of the derivative liability of $1,616,000 for the year ended March 31, 2018. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 1.73% to 2.09%, and expected volatility of the Company’s common stock ranging from 272.06% to 375.93%, and the various estimated reset exercise prices weighted by probability.

The warrant liability relating to all of the warrant issuances discussed above was revalued at June 30, 2018, resulting in an estimated fair value of $324,000, for an increase to the fair value of $47,000 for the three months ended June 30, 2018. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.02; a risk-free interest rate ranging from 1.89% to 2.73%, and expected volatility of the Company’s common stock of 351.3%. The warrant liability was remeasured as of March 31, 2018, resulting in an estimated fair value of $277,000, for a decrease in fair value of $244,000. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 2.22% to 2.56%, and expected volatility of the Company’s common stock of 358.6%.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

On April 12, 2018, the Company sold 200,000 shares of its common stock at $0.077 per share, for a total financing of $15,400.

Between April 6, 2018 and June 20, 2018, the Company issued 37,887,704 shares of the Company’s common stock upon conversion of approximately $485,000 of their outstanding convertible debt and approximately $31,000 of accrued interest.

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (the “affiliate”), for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30. As of June 30, 2018 and March 31, 2018, the Company has paid $52,400 on this note, with $87,600 remaining outstanding.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017, for a total of $736,111. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both June 30, 2018 and March 31, 2018 was $426,404, and is classified as a current liability on the consolidated balance sheets. At June 30, 2018 and March 31, 2018, accrued interest payable was $215,448 and $206,920, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration. The shares were valued at the date of issuance at fair market value. The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note. The assignment of a value to the shares resulted in a financing fee being recorded for the same amount. The note is unsecured. The balance of the note at June 30, 2018 and March 31, 2018 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was $750 and $3,000 during the three months ended June 30, 2018 and the year ended March 31, 2018, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2018 and March 31, 2018 was $5,000 and is classified as a current liability on the consolidated balance sheets. At June 30, 2018 and March 31, 2018, accrued interest payable was $1,700 and $1,600, respectively.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2018 and March 31, 2018, the Company’s cash balance did not exceed FDIC coverage.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to period end, the Company has converted approximately $61,000 of their outstanding convertible debt as of June 30, 2018 and approximately $5,000 of accrued interest and fees, into 11,765,729 shares of the Company’s common stock. The Company also issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of warrants granted in connection with the July Debenture.

On July 11, 2018, the Company received the funding for the Buyer Note issued in connection with the second note under the December 20, 2017 8% convertible redeemable note, for cash proceeds of $74,000.

On July 26, 2018, the Company received the funding for the Buyer Note issued in connection with the January 29, 2018 12% convertible redeemable note, for cash proceeds of $38,000.

On July 27, 2018, the Company redeemed the January 30, 2018, 12% convertible note $83,000, for approximately $123,000, with the approximately $40,000 redemption amount being recognized as financing costs.

On July 27, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $186,000, convertible into shares of common stock of the Company, with maturity dates of July 27, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $93,000, with $3,000 OID, for a purchase price of $90,000. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $93,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%.

The notes are convertible at 60% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 50%, upon a DTC "chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 13, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries: NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On November 26, 2014, we entered into an Asset Purchase Agreement (the “Agreement”) with NaturalShrimp Holdings, Inc. a Delaware corporation (“NSH”), pursuant to which we agreed to acquire substantially all of the assets of NSH which assets consisted primarily of all of the issued and outstanding shares of capital stock of NaturalShrimp Corporation, a Delaware corporation, (“NSC”) and NaturalShrimp Global, Inc., a Delaware corporation, (“NS Global”) and certain real property located outside of San Antonio, Texas (the “Assets”).

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

On October 16, 2015, we formed Natural Aquatic Systems, Inc., at Texas corporation, (“NAS”). The purpose of the NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas.

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

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of the initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June 2018 by RGA Labs, and final financing for the system is expected to be provided by one of the Company’s existing institutional investors. The first post larvae (PL) arrived from the hatchery at the end of June 2018, and the Company expects it will take approximately six to nine months to begin producing and shipping shrimp.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended June 30, 2018 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Salaries and related expenses	$103,941	$77,400
Rent	3,281	1,500
Professional fees	59,004	55,800
Other general and administrative expenses	56,799	264,235
Facility operations	20,985	7,289
Depreciation	17,726	17,725
Total	$261,736	$423,949

Operating expenses for the three months ended June 30, 2018 were $261,736, representing a decrease of 38% compared to operating expenses of $423,949 for the same period in 2017. The primary reason for the change is that in the three months ended June 30, 2017 there was $220,000 amortization of the remaining prepaid expenses arising from shares issued in January 2017 to a consultant for services to be provided over six months. This decrease in expenses is offset by an increase in salaries and facility operations, as the Company is progressing with their testing and planning to begin commercial operations.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2018, we had cash on hand of $24,415 and a working capital deficiency of approximately $6,735,000. as compared to cash on hand of $24,280 and a working capital deficiency of approximately $6,764,000 as of March 31, 2018. The decrease in working capital deficiency for the three months ended June 30, 2018 is mainly due to an approximate $650,000 increase in current liabilities reflecting the reclassification to current liabilities of certain lines of credit based on their maturity dates and an increase in the warrant liability, offset by a decrease in the convertible debentures due to their settlement through conversions into common stock, and a decrease in the fair value of the derivative liability arising from the convertible debentures.

Working Capital Deficiency

Our working capital deficiency as of June 30, 2018, in comparison to our working capital deficiency as of March 31, 2018, can be summarized as follows:

	June 30,	March 31,
	2018	2018
Current assets	$315,490	$260,179
Current liabilities	7,050,634	7,024,615
Working capital deficiency	$6,735,144	$6,764,436

The increase in current assets is mainly due to the addition of a new note receivable. The total current liabilities have a small increase, which is mainly due to an approximate $650,000 increase in current liabilities reflecting the reclassification to current liabilities of certain lines of credit based on their maturity dates. Additionally, the warrant liability increased by $47,000 when remeasured at period end. These increases to the current liabilities are balanced out by decreases as a result of new convertible debentures entered into during the current period of $288,000, offset by conversions of the convertible debentures and related accrued interest of approximately $516,000. In relation to the conversions, $1,305,000 of the derivative liability was reclassed to equity which along with the reduced fair value of the remaining derivative liability of $232,000, offset by an increase of $882,000 of additions to the derivative liability upon issuance of the new convertible debentures, resulted in a decrease in the derivative liability of $655,000.

Cash Flows

Our cash flows for the three months ended June 30, 2018, in comparison to our cash flows for the three months ended June 30, 2017, can be summarized as follows:

	Three Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(160,576)	$(206,490)
Net cash used in investing activities	(73,877)	-
Net cash provided by financing activities	234,588	136,488
Increase (decrease) in cash	$135	$(70,002)

The decrease in net cash used in operating activities in the three months ended June 30, 2018, compared to the same period in 2017, mainly relates to an increase in the net loss for the period offset by an increase in the non-cash charges of the amortization of the debt discount and the financing costs related to the issuance of new convertible debentures, as well as the difference in the changes in fair value of the derivative and warrant liabilities between the two periods. The net cash used in investing activities in the three months ended June 30, 2018 related mainly to costs paid on construction in process on the new facility. The net cash provided by financing activities increased between periods, with the cash provided by financing activities during both the three months ended June 30, 2018 and 2017 arising from proceeds on convertible debentures and the sale of common stock of the Company, offset in 2017 by payments on outstanding convertible debentures.

Our cash position was approximately $24,000 as of June 30, 2018. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2019, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Lines of Credit
The Company has a working capital line of credit with Extraco Bank. On April 30, 2018, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2019, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 at both June 30, 2018 and March 31, 2018, respectively.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2018 and April 30, 2018, respectively, with maturity dates of January 19, 2019 and April 30, 2019, respectively. The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $278,470 at both June 30, 2018 and March 31, 2018.

Convertible Debentures

On July 31, 2017, the Company entered into a 5% Securities Purchase Agreement with an accredited investor. The agreement calls for the purchase of up to $135,000 in convertible debentures, due 12 months from issuance, with an original issue discount of $13,500. The first convertible debenture was issued in the principal amount of $45,000 for a purchase price of $40,500 (an original issue discount of $4,500), with additional closings to occur at the sole discretion of the holder. The convertible debentures are convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the lowest trading price over the 25 trading days preceding the date of conversion, subject to adjustment. With each tranche under the July 31, 2017 convertible debentures, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing, with an exercise price of $0.60. The warrant has an anti-dilution provision for future issuances, whereby the exercise price would reset. The exercise price was adjusted to $0.15, and the number of warrants issued to 300,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. On October 2, 2017, the Company entered into a second closing of the July 31, 2017 debenture, in the principal amount of $22,500 for a purchase price of $20,250, with $1,500 deducted for legal fees, resulting in net cash proceeds of $18,750. On February 5, 2018, the Company entered into an amendment to the July 31, 2017 debenture, whereby in exchange for a payment of $6,500, except for a conversion of up to 125,000 shares of the Company’s common shares, the noteholder shall only be entitled to effectuate a conversion under the note on or after March 2, 2018. On February 20, 2018, the holder converted $4,431 of the January debentures into 125,000 common shares of the Company. During March, 2018, the holder converted an additional $17,113 of the July debentures into 630,000 common shares of the Company. During April 2018, in three separate conversions, the remainder of the first closing was fully converted into 1,225,627 common shares of the Company. During May and June, 2018, in two separate conversions, the remainder of the second closing was fully converted into 2,810,725 common shares of the Company.

On August 28, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $110,000, with an original issue discount of $10,000, which matured on February 28, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of sixty percent (60%) of the lowest trading price over the 20 trading days prior to the issuance of the note or sixty percent (60%) of the lowest trading price over the 20 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants issued increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. Additionally, in connection with the note, the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the common shares at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. The note was sold to the holder of the January 29, 2018 note (below) on February 8, 2018, with an amendment entered into to extend the note until March 5, 2018. On February 22, 2018, in connection with the sale of the note to the January 29, 2019 note holder, 171,965 of the shares were returned to the Company and cancelled. The remaining shares are not required to be returned to the Company, as the note was not redeemed prior to the date 180 days following the issue date. In exchange for a cash payment of $5,000 and the issuance of 50,000 shares of common stock, on March 5, 2018, the holder agreed to not convert any of the outstanding debt into common stock of the Company until April 8, 2018. The new holder issued a waiver as to the maturity date of the note and a technical default provision. During April through June, 2018, in a number of separate conversions, the August debenture was fully converted into 8,332,582 common shares of the Company.

On October 31, 2017, there was a second closing to the August debenture, in the principal amount of $66,000, maturing on April 30, 2018. The second closing has the same conversion terms as the first closing, however there were no additional warrants issued with the second closing. Additionally, in connection with the second closing, the Company issued 332,500 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $35,877, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. Subsequent to year end the note holders issued a waiver as to the maturity date of the two notes and a technical default provision. The notes have subsequently been fully converted. During May 2018, the second closing was fully converted into 5,072,216 common shares of the Company.

On September 11, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $146,000, with an original issue discount of $13,500, which matured on June 11, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of the lowest trading price over the 25 trading days prior to the issuance of the note or fifty percent (50%) of the lowest trading price over the 25 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 243,333 warrants, exercisable at $0.15, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. During April and June, 2018, in three separate conversions, $85,000 of the note was converted into 9,200,600 common shares of the Company. The remainder of the principal, $61,000, is in default as of June 30, 2018, although the Company has not received a written notice of default from the lender. On July 27, 2018, the holder converted $15,113 of the September 11, 2017 debentures into 3,436,049 common shares of the Company.

On September 12, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $96,500 with an original issue discount of $4,500, which had an original maturity date of June 12, 2018. The note is able to be prepaid prior to the maturity date, at a cash redemption premium, at various stages as set forth in the agreement. The note is convertible commencing 180 days after issuance date (or upon an event of default), or March 11, 2018, at a variable conversion rate of sixty percent (60%) of the market price, defined as the lowest trading price during the 20 trading days prior to conversion, subject to adjustment. On March 20, 2018, the holder converted $32,500 of the September 12, 2017 debentures into 1,031,746 common shares of the Company. During April 2018, in two separate conversions, the debenture was fully converted into 2,611,164 common shares of the Company.

On September 28, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to sell a 12% Convertible Note in the principal amount of $55,000 with a maturity date of September 28, 2018, for a purchase price of $51,700, and $2,200 deducted for legal fees, resulting in net cash proceeds of $49,500. The effective closing date of the Securities Purchase Agreement and Convertible Note was October 17, 2017. The note is convertible into shares of the Company’s common stock at the holders’ option, at any time, at a conversion price equal to the lower of (i) the closing sale price of the Company’s common stock on the closing date, or (ii) sixty percent (60%) of either the lowest sale price for the Company’s common stock during the 20 consecutive trading days including and immediately preceding the closing date, or the closing bid price, whichever is lower, provided that, if the price of the Company’s common stock loses a bid, then the conversion price may be reduced, at the holder’s absolute discretion, to a fixed conversion price of $0.00001. If at any time the adjusted conversion price for any conversion would be less than par value of the Company’s common stock, then the conversion price shall equal such par value for any such conversion and the conversion amount for such conversion shall be increased to include additional principal to the extent necessary to cause the number of shares issuable upon conversion equal the same number of shares as would have been issued had the Conversion Price not been subject to the minimum par value price. During April and May, 2018, in a number of separate conversions, approximately $43,000 of the debenture plus accrued interest was converted into 3,800,000 common shares of the Company. Subsequent to June 30, 2018, the holder converted another $10,450 of the October 17, 2017 debentures into 2,300,000 common shares of the Company.

On November 14, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $112,000, convertible into shares of common stock of the Company, with maturity dates of November 14, 2018. Each note was in the principal amount of $56,000, with an original issue discount of $2,800, resulting in a purchase price for each note of $53,200. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $53,200 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on July 14, 2018. The notes are convertible into shares of the Company’s common stock at a conversion rate of fifty-seven percent (57%) of the lowest of trading price over last 20 trading days prior to conversion, or the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to forty-seven percent (47%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note. During May and June, 2018, in three separate conversions, the debenture was fully converted into 4,834,790 common shares of the Company.

On December 20, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $240,000, convertible into shares of common stock of the Company, with the same buyers as the November 14, 2017 debenture. Both notes are due on December 20, 2018. If the note is not paid by its maturity date the outstanding principal due on the note increases by 10%. The note also contains a cross default provision to all other outstanding notes. The first note was issued in the principal amount of $160,000, with a $4,000 original issue discount, resulting in a purchase price of $156,000. The second note was issued in the principal amount of $80,000, with an original issue discount of $2,000, for a purchase price of $78,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $78,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note was due on August 20, 2018, and the Company received the funding on July 11, 2018, for cash proceeds of $74,000. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lower of: (i) lowest trading price or (ii) lowest closing bid price of the Company’s common stock over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note. On August 7, 2018, the holder converted $25,000 of the December 20, 2017 debentures into 4,363,013 common shares of the Company.

On January 29, 2018, the Company entered into three (3) 12% convertible redeemable promissory notes with an accredited investor in the aggregate principal amount of $120,000, with maturity dates of January 29, 2019. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill. The interest rate upon an event of default, as defined in the notes including a cross default to all other outstanding notes, is 24% per annum. If the note is not paid by its maturity date the outstanding principal due on the note increases by 10%. Each note was issued in the principal amount of $40,000, with $2,000 deducted for legal fees, for net proceeds of $38,000. The first note was paid for by the buyer in cash upon closing, with the second and third notes initially paid by the issuance of offsetting $40,000 secured promissory notes issued to the Company by the buyer (the “Buyer Notes”). The Buyer Notes are due on September 29, 2018. The first of the Buyers Notes was funded on July 26, 2018. During the first 180 days the notes are in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note. Upon any sale event, as defined in the note, at the holder’s request, the Company will redeem the note for 150% of the principal and accrued interest. On August 8, 2018, the holder converted $10,000 of the January 29, 2018 first debenture into 1,666,667 common shares of the Company.

On January 30, 2018, Company entered into a 12% convertible redeemable promissory note with an accredited investor for the principal amount of $80,000, which matures on January 30, 2019. The note is convertible into shares of the Company’s common stock at a conversion rate of sixty-one percent (61%) of the lowest closing bid price over the last 15 trading days prior to conversion. The interest rate upon an event of default, as defined in the note, is 22% per annum, and the note becomes immediately due and payable in an amount equal to 150% of the principal and interest due on the note upon an event of default. If the Company fails to deliver conversion shares within two (2) days following a conversion request, the note will become immediately due and payable at an amount of twice the default amount. During the first 180 days the note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note. The Company redeemed the note on July 27, 2018, for approximately $123,000.

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

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

On March 21, 2018, the Company entered into a convertible note for the principal amount of $39,199, which includes an OID of $4,199, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount is increased upon certain events set forth in the agreement regarding the obtainability of the shares, such as a DTC "chill". Additionally, if the Company ceases to be a reporting company, or after 181 days the note cannot be converted into freely traded shares, the discount is increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 119,300 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $13,123, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

On April 10, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $110,000, convertible into shares of common stock of the Company, with maturity dates of April 10, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $55,000, with $2,750 for legal fees deducted upon funding. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $55,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. An event of default also occurs if the Company’s common stock has a closing bid price of less than $0.03 per share for at least five consecutive days, or the aggregate dollar trading volume of the Company’s common stock is less than $20,000 in any five consecutive days. The Company’s common stock closing bid price fell below $0.03 on June 18, 2018 and continued for over five consecutive days, and the Company is therefore in default on the note. The Company The Company has obtained a waiver from the holder on this technical default. The notes are convertible at 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a DTC "chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture.

On April 27, 2018, the Company entered into a convertible note for the principal amount of $53,000 for a purchase price of $50,000, convertible into shares of common stock of the Company, which matures on January 27, 2019. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24%. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes. Additionally, in the majority of events of default, except for the non-payment of the note upon maturity, the note becomes immediately due and payable at an amount at 150% of the principal plus accrued interest due. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount rate is adjusted based on various situations regarding the ability to deliver the common shares, such as in the event of a "DTC chill" or the Company ceases to be a reporting company. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes.

On June 5, 2018, the Company entered into a convertible note for the principal amount of $125,000 for a purchase price of $118,800, convertible on the date beginning 180 days after issuance of the note, into shares of common stock of the Company, which matures on June 5, 2019. The note bears interest at 12%, which increases to 18% upon an event of default, as defined in the agreement. The note is convertible at 60% of the lowest trading price for the last 20 days prior to conversion, with the discount increased 5% in the event the Company does not have sufficient shares authorized and outstanding to issue the shares upon conversion request. The conversion price is adjusted upon a future dilutive issuance, to the lower of the conversion price or a 25% discount to the aggregate per share common share price. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture. After 180 days, the note is redeemable, with the holders prior written consent, at 150% of the principal and accrued interest balance.

On July 27, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $186,000, convertible into shares of common stock of the Company, with maturity dates of July 27, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $93,000, with $3,000 OID, for a purchase price of $90,000. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $93,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The notes are convertible at 60% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 50%, upon a DTC "chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture.

Certain of the above notes which contain cross default provisions are in technical default due to the September 11, 2017 note was not paid in full by the maturity date.

Sale and Issuance of Common Stock

On April 12, 2018, the Company sold 200,000 shares of its common stock at $0.077 per share, for a total financing of $15,400.

Between April 6, 2018 and June 20, 2018, the Company issued 37,887,704 shares of the Company’s common stock upon conversion of approximately $485,000 of their outstanding convertible debt and approximately $31,000 of accrued interest.

Shareholder Notes Payable

On April 20, 2017, the Company issued a Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions LLC, an affiliate of the Company (“Dragon Acquisitions”) in the principal amount of $140,000. William Delgado, our Treasurer, Chief Financial Officer, and director, is the managing member of Dragon Acquisitions. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. $52,400 of the note was repaid during the year ended March 31, 2018.

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to June 30, 2018 of approximately $35,110,000 as well as negative cash flows from operating activities of approximately $161,000. During the three months ended June 30, 2018, the Company received net cash proceeds of $15,400 from the sale of the Company’s common stock. The Company also had $515,720 of their convertible debentures converted into 37,887,704 shares of their common stock, reducing their current obligations. Subsequent to June 30, 2018, the Company received $197,500 in net proceeds from the funding of convertible debentures (See Note 10). Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to year end we have raised approximately an additional $197,500, net of OID, from convertible debentures (including funding on Buyers Note receivables). However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $950,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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
Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2018, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i) Lack of Formal Policies and Procedures. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

(iv) Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We know of no material pending proceedings to which we are a party or of which our properties are subject.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, as filed with SEC on July 13, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Notes

On April 10, 2018, the Company entered into two 10% convertible notes with an accredited investor in the aggregate principal amount of $110,000, convertible into shares of common stock of the Company, with maturity dates of April 10, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $55,000, with $2,750 for legal fees deducted upon funding. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $55,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. An event of default also occurs if the Company’s common stock has a closing bid price of less than $0.03 per share for at least five consecutive days, or the aggregate dollar trading volume of the Company’s common stock is less than $20,000 in any five consecutive days. The Company’s common stock closing bid price fell below $0.03 on June 18, 2018 and continued for over five consecutive days, and the Company is therefore in default on the note. The Company has obtained a waiver from the holder on this technical default. The notes are convertible at 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a DTC "chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture.

On April 27, 2018, the Company entered into a convertible note with an accredited investor for the principal amount of $53,000 for a purchase price of $50,000, convertible into shares of common stock of the Company, which matures on January 27, 2019. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24%. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes. Additionally, in the majority of events of default, except for the non-payment of the note upon maturity, the note becomes immediately due and payable at an amount at 150% of the principal plus accrued interest due. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount rate is adjusted based on various situations regarding the ability to deliver the common shares, such as in the event of a "DTC chill" or the Company ceases to be a reporting company. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes.

On June 5, 2018, the Company entered into a convertible note with an accredited investor for the principal amount of $125,000 for a purchase price of $118,800, convertible on the date beginning 180 days after issuance of the note, into shares of common stock of the Company, which matures on June 5, 2019. The note bears interest at 12%, which increases to 18% upon an event of default, as defined in the agreement. The note is convertible at 60% of the lowest trading price for the last 20 days prior to conversion, with the discount increased 5% in the event the Company does not have sufficient shares authorized and outstanding to issue the shares upon conversion request. The conversion price is adjusted upon a future dilutive issuance, to the lower of the conversion price or a 25% discount to the aggregate per share common share price. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture. After 180 days, the note is redeemable, with the holders prior written consent, at 150% of the principal and accrued interest balance.

On July 27, 2018, the Company entered into two 10% convertible notes with an accredited investor in the aggregate principal amount of $186,000, convertible into shares of common stock of the Company, with maturity dates of July 27, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $93,000, with $3,000 OID, for a purchase price of $90,000. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $93,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The notes are convertible at 60% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 50%, upon a DTC "chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture.

Sale and Issuance of Common Stock

On April 12, 2018, the Company sold 200,000 shares of its common stock at $0.077 per share, for a total financing of $15,400.

Between April 6, 2018 and June 20, 2018, the Company issued 37,887,704 shares of the Company’s common stock to an accredited investor upon conversion of approximately $485,000 of their outstanding convertible debt and approximately $31,000 of accrued interest.

Subsequent to period end, the Company has converted approximately $61,000 of their outstanding convertible debt as of June 30, 2018 and approximately $5,000 of accrued interest and fees, into 11,765,729 shares of the Company’s common stock. The Company also issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of warrants granted in connection with the July Debenture.

All the capital under the foregoing issuances was used for working capital and to repay certain existing indebtedness. The issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The Company intends to use the proceeds of the foregoing transactions for general working capital purposes. The foregoing descriptions do not purport to be complete, and are qualified in their entirety by reference to the full text of such documents attached hereto as exhibits and incorporated herein by reference.

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

10.52	12% Convertible Note dated April 27, 2018 from BlueHawk Capital, LLC
10.53	Securities Purchase Agreement dated March 20, 2018 with BlueHawk Capital, LLC
10.54	12% Collateralized Secured Promissory Note dated January 29, 2018 from Adar Bays, LLC
10.55	12% Collateralized Secured Promissory Note dated January 29, 2018 from Adar Bays, LLC
10.56	Debt Purchase Agreement dated February 8, 2018 between Labrys Fund LP and Adar Bays, LLC
10.57	12% Convertible Redeemable Note dated January 29, 2018 from Adar Bays, LLC
10.58	12% Convertible Redeemable Note dated January 29, 2018 from Adar Bays, LLC
10.59	Securities Purchase Agreement dated January 29, 2018 with Adar Bays, LLC
10.60	Securities Purchase Agreement dated April 12, 2018 with One44 Capital, LLC
10.61	10% Collateralized Secured Promissory Note dated April 12, 2018 with One44 Capital, LLC
10.62	First Amendment to the Convertible Promissory Note dated July 31, 2017 with Crown Bridge Partners, LLC
10.63	Securities Purchase Agreement dated March 20, 2018 with Jefferson Street Capital, LLC
10.64	12% Secured Convertible Promissory Note dated March 20, 2018 with Jefferson Street Capital, LLC

10.65	12% Convertible Promissory Note dated March 9, 2018 with Power Up Lending Group Ltd.
10.66	12% Convertible Promissory Note dated January 30, 2018 with Power Up Lending Group Ltd.
10.67	Securities Purchase Agreement dated January 30, 2018 with Power Up Lending Group Ltd.
10.68	Securities Purchase Agreement dated March 9, 2018 with Power Up Lending Group Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files

*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

August 20, 2018	By:	/s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer (Principal Executive Officer)

August 20, 2018	By:	/s/ William Delgado
William Delgado
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)