Form 10-Q
period 2018-09-30
NaturalShrimp Inc
filed 2018-11-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 13, 2018, there were 139,273,047 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
ASSETS	(unaudited)
Current assets
Cash	$4,876	$24,280
Notes receivable	181,200	207,200
Inventory	4,200	-
Prepaid expenses	33,323	28,699

Total current assets	223,599	260,179

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	934,595	929,245
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,327,758)	(1,292,313)

Fixed assets, net	1,173,414	1,203,509

Other assets
Intercompany	-	-
Construction-in-process	247,477	171,050
Deposits	10,500	10,500

Total other assets	257,977	181,550

Total assets	$1,654,990	$1,645,238

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$581,229	$528,538
Accrued interest, including related parties of $257,587 and $233,322, respectively	286,331	240,377
Other accrued expenses	555,571	497,321
Short-term Promissory Note and Lines of credit	793,732	143,523
Current maturities of bank loan	7,687	7,497
Convertible debentures, less debt discount of $631,556 and $691,558, respectively	577,254	516,597
Convertible debentures, related party	87,600	87,600
Notes payable - related parties	1,271,162	1,271,162
Derivative liability	2,110,500	3,455,000
Warrant liability	174,000	277,000

Total current liabilities	6,445,066	7,024,615

Bank loan, less current maturities	224,978	228,916
Lines of credit	-	651,453

Total liabilities	6,670,044	7,904,984

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized 5,000,000 and 0 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	500	-
Common stock, $0.0001 par value, 300,000,000 shares authorized 100,944,928 and 97,656,095 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	10,094	9,766
Additional paid in capital	30,345,848	27,743,352
Accumulated deficit	(35,371,496)	(34,012,864)

Total stockholders' deficit	(5,015,054)	(6,259,746)

Total liabilities and stockholders' deficit	$1,654,990	$1,645,238

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended		For the Six months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales	$-	$-	$-	$-

Operating expenses:
Facility operations	22,978	8,117	43,963	15,406
General and administrative	206,942	238,846	429,968	615,281
Depreciation and amortization	17,719	17,719	35,445	35,444

Total operating expenses	247,639	264,682	509,376	666,131

Net Operating loss before other income (expense)	(247,639)	(264,682)	(509,376)	(666,131)
	(17,043)	0.064390476
Other income (expense):
Interest expense	(68,708)	(20,161)	(136,927)	(60,516)
Amortization of debt discount	(365,529)	(156,146)	(708,983)	(169,479)
Financing costs	(675,647)	(510,064)	(1,284,346)	(510,064)
Change in fair value of derivative liability	1,096,000	58,000	1,328,000	93,000
Change in fair value of warrant liability	-	(33,000)	(47,000)	(30,000)

Total other income (expense)	(13,884)	(661,371)	(849,256)	(677,059)

Loss before income taxes	(261,523)	(926,053)	(1,358,632)	(1,343,190)

Provision for income taxes	-	-	-	-

Net loss	$(261,523)	$(926,053)	$(1,358,632)	$(1,343,190)

Loss per share - Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - Basic	120,729,446	92,851,835	117,301,552	92,663,520

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,358,632)	$(1,343,190)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	35,445	35,444
Amortization of debt discount	708,983	169,479
Change in fair value of derivative liability	(1,328,000)	(93,000)
Change in fair value of warrant liability	47,000	30,000
Financing costs related to convertible debentures	1,284,346	510,064

Changes in operating assets and liabilities:
Inventory	(4,200)	-
Prepaid expenses and other current assets	(4,624)	134,144
Accounts payable	46,841	29,470
Other accrued expenses	74,896	70,748
Accrued interest	95,147	20,000

Cash used in operating activitites	(402,798)	(436,841)

Cash flows from investing activities

Cash paid for fixed assets	(5,350)	-
Cash paid for construction in progress	(76,427)	-

Cash used in investing activitites	(81,777)	-

Cash flows from financing activities

Payments on bank loan	(3,748)	(2,837)
Payment of related party notes payable	-	(24,000)
Repayment Line of Credit Short-term	(1,244)	(2,486)
Notes receivable	112,000	-
Proceeds from sale of stock	15,400	25,000
Proceeds from convertible debentures	465,800	432,750
Proceeds from convertible debentures, related party		180,000
Payments on convertible debentures	(123,038)	(130,000)
Payments on convertible debentures, related party	-	(67,500)

Cash provided by financing activitites	465,170	410,927

Net change in cash	(19,405)	(25,914)

Cash at beginning of period	24,280	88,195

Cash at end of period	$4,875	$62,281

Interest paid	$60,398	$40,516

Suplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion of convertible debentures	$662,953	$-
Shares issued upon exercise of warrants	$150,000	$-
Notes receivable for convertible debentures	$90,000	$-
Common shares exchanged for Series A Preferred Shares	$500	$-

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)
NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” “the Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that allows it to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally-grown shrimp “crop” weekly and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Its initial production facility is located outside of San Antonio, Texas.

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three and six months ended September 30, 2018, the Company had a net loss of approximately $262,000 and $1,359,000, respectively. At September 30, 2018, the Company had an accumulated deficit of approximately $35,371,000 and a working capital deficit of approximately $6,221,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended September 30, 2018, the Company received net cash proceeds of approximately $466,000 from the issuance of new convertible debentures and $15,400 from the sale of the Company’s common stock. The Company had approximately $597,000 of principal of their convertible debentures converted into 63,841,481 shares of their common stock, reducing their current obligations. The Company also entered into an Equity Financing Agreement (Note 6) whereby the Company has the discretion to deliver puts to the investor for purchases of shares of the Company’s common stock, at 80% of the market price, for up to $7,000,000 over the next 36 months. Subsequent to September 30, 2018, the Company received $100,000 in net proceeds from the issuance of new convertible debentures and approximately $42,000 in net proceeds from the sales of common shares through their equity financing agreement (Note 6). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The Company plans to improve the growth rate of the shrimp and the environmental conditions of its production facilities. If management is unsuccessful in these efforts, discontinuance of operations is possible. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended September 30, 2018 and 2017 has been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The condensed consolidated balance sheet at March 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. For the six months ended September 30, 2018, the Company had approximately $1,296,000 in principal on convertible debentures whose approximately 193,807,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34% - 61% of the defined trading price and approximately 14,537,000 warrants with an exercise price of 50% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the six months ended September 30, 2017, the Company had $595,000 in convertible debentures whose underlying shares were convertible at the holders’ option at initial fixed conversion prices ranging from $0.30 to 60% of the defined trading price and 890,000 warrants with an exercise price of $0.15, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2018 and 2017.

The Derivative liabilities are Level 3 fair value measurements.
The following is a summary of activity of Level 3 liabilities during the six months ended September 30, 2018:

Derivative liability balance at March 31, 2018	$3,455,000
Additions to derivative liability for new debt	1,724,000
Reclass to equity upon conversion/cancellation	(1,740,500)
Change in fair value	(1,328,000)
Balance at September 30, 2018	$2,110,500

At September 30, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.02; a risk-free interest rate ranging from 1.93% to 2.33%, and expected volatility of the Company’s common stock ranging from 248.71% to 321.92%, and the various estimated reset exercise prices weighted by probability.
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

The consolidated statements of operations reflect depreciation expense of approximately $18,000 and $35,000 for both the three and six months ended September 30, 2018 and 2017, respectively.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted ASU 2014-09 on April 1, 2018, and as there have not been any significant revenues to date, the adoption did not have a material impact on the Company’s financial position or results of operations, and no transition method was necessary upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

During the six months ended September 30, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2018, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. On July 18, 2018 the outstanding principal balance of $25,298 was exchanged for an 8% promissory note with a maturity date of July 18, 2021. The balance of the note agreement at both September 30, 2018 and March 31, 2018 was $25,298.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2018, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2019 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 at both September 30, 2018 and March 31, 2018.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2018 and April 30, 2018, respectively, with maturity dates of January 19, 2019 and April 30, 2019, respectively. The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both September 30, 2018 and March 31, 2018.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.9% as of September 30, 2018. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2018 and March 31, 2018.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.00% as of September 30, 2018. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,197 at both September 30, 2018 and March 31, 2018.

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

Maturities on Bank loan is as follows:

12 months ending:
September 30, 2019	$7,687
September 30, 2020	224,978
$232,665

NOTE 5 – CONVERTIBLE DEBENTURES

July Debenture

On July 31, 2017, the Company entered into a 5% Securities Purchase Agreement. The agreement calls for the purchase of up to $135,000 in convertible debentures, due 12 months from issuance, with a $13,500 OID. The first closing was for principal of $45,000 with a purchase price of $40,500 (an OID of $4,500), with additional closings at the sole discretion of the holder. On October 2, 2017, the Company entered into a second closing of the July 31, 2017 debenture, in the principal amount of $22,500 for a purchase price of $20,250, with $1,500 deducted for legal fees, resulting in net cash proceeds of $18,750. The July 31 debenture is convertible at a conversion price of 60% of the lowest trading price during the twenty-five days prior to the conversion date and is also subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company. A further adjustment occurs if the trading price at any time is equal to or lower than $0.10, whereby an additional 10% discount to the market price shall be factored into the conversion rate, as well as an adjustment to occur upon subsequent sales of securities at a price lower than the original conversion price. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

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

During March 2018, the holder converted an additional $17,113 of the July debentures into 630,000 common shares of the Company. As a result of the conversion the derivative liability was remeasured immediately prior to the conversion with a fair value of $138,000, with an increase of $74,000 recognized, with the fair value of the derivative liability related to the converted portion being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.11; a risk-free interest rate of 1.77% and expected volatility of the Company’s common stock, of 375.93%, and the various estimated reset exercise prices weighted by probability.

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

During May and June 2018, in two separate conversions, the remainder of the second closing was fully converted into 2,810,725 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $25,000 recognized, with the fair value of the derivative liability related to the converted portion of $67,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.04; a risk-free interest rate of 1.91% to 1.93% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability.

Additionally, with each tranche under the note, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing and 37,500 with the second closing, with an exercise price of $0.60. The warrants have an anti-dilution provision for future issuances, whereby the exercise price would reset. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with the first closing of the July Debenture, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing. As a result of the exercise, the fair value of the warrants at the date of exercise was reclassed into equity. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.02 at both exercise dates; a risk-free interest rate of 2.73 and 2.77% and expected volatility of the Company’s common stock, of 351.29 and 342.70%, resulting in an aggregate fair value of $150,000.

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

During April through June 2018, in a number of separate conversions, the August debenture was fully converted into 8,332,582 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $112,000 recognized, with the fair value of the derivative liability related to the converted portion, of $316,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.09 to $0.02; a risk-free interest rate of 1.72% to 1.94% and expected volatility of the Company’s common stock of 248.71% to 375.93% , and the various estimated reset exercise prices weighted by probability

In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants outstanding increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. As a result of the dilutive issuance adjustment provision, the warrants have been classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.74% and expected volatility of the Company’s common stock, of 276.90%, resulting in a fair value of $8,000.

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

During May 2018, the second closing was fully converted into 5,072,216 common shares of the Company. As a result of the conversion the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $42,000 recognized, with the fair value of the derivative liability related to the converted portion, of $196,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03; a risk-free interest rate of 1.87% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability

September 11, 2017 Debenture

On September 11, 2017, the Company entered into a convertible promissory note for $146,000, with an OID of $13,500, which matured on June 11, 2018, and is in default as of September 30, 2018. The note bears interest at 12%, which increases to 24% upon an event of default. The note is convertible at a variable conversion rate that is the lower of the trading price for last 25 days prior to issuance of the note or 50% of the lowest market price over the 25 days prior to conversion. Furthermore, the conversion rate may be adjusted downward if, within three business days of the transmittal of the notice of conversion, the common stock has a closing bid which is 5% or lower than that set forth in the notice of conversion. There are additional adjustments to the conversion price for events set forth in the agreement, if any third party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Per the agreement, the Company is required at all times to have authorized and reserved seven times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

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

During April and June 2018, in three separate conversions, $85,000 of the note was converted into 9,200,600 common shares of the Company. During July and September 2018, in two separate conversions, an additional $20,654 of principal and $3,700 accrued interest of the note was converted into 5,436,049 common shares of the Company. The remainder of the principal, $40,328, is in default as of September 30, 2018, although the Company has not received a written notice of default from the lender. As a result of the conversions in the second quarter of 2019, the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $82,000 recognized, with the fair value of the derivative liability related to the converted portion, of $61,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, $0.01; a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock, of 248.71% , and the various estimated reset exercise prices weighted by probability. As a result of the conversions in the first quarter of 2019, the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $124,000 recognized, with the fair value of the derivative liability related to the converted portion, of $263,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.10; a risk-free interest rate of 1.73% to 1.94% and expected volatility of the Company’s common stock, of 248.71% to 375.93%, and the various estimated reset exercise prices weighted by probability.

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

During April and May 2018, in a number of separate conversions, approximately $43,000 of the debenture plus accrued interest was converted into 3,800,000 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $50,000 recognized, with the fair value of the derivative liability related to the converted portion, of $85,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.05; a risk-free interest rate of 1.80% to 1.91% and expected volatility of the Company’s common stock of 248.71% to 375.93%, and the various estimated reset exercise prices weighted by probability.

During the second quarter of fiscal 2019, in a number of separate conversions, the debenture plus accrued interest was fully converted into 4,517,493 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease in the fair value of $15,000 recognized, with the fair value of the remaining derivative liability of $31,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.02; a risk-free interest rate of 2.02% to 2.14% and expected volatility of the Company’s common stock of 193.06 % to 248.71% , and the various estimated reset exercise prices weighted by probability.

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

During May and June 2018, in three separate conversions, the first debenture was fully converted into 4,834,790 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $47,000 recognized, with the fair value of the derivative liability related to the converted portion, of $106,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.03 to $0.04; a risk-free interest rate of 2.08% to 2.14% and expected volatility of the Company’s common stock, of 321.92%, and the various estimated reset exercise prices weighted by probability.

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

On August 7, 2018, the holder converted $25,000 of the December 20, 2017 debentures and $1,178 of accrued interest into 4,363,013 common shares of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease in the fair value of $260,000 recognized, with the fair value of the derivative liability related to the converted portion, of $36,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.02; a risk-free interest rate of 2.06% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability.

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

January 29, 2018 Debenture

On January 29, 2018, the Company entered into three 12% convertible notes of the Company in the aggregate principal amount of $120,000, convertible into shares of common stock of the Company, with maturity dates of January 29, 2019. The interest upon an event of default, as defined in the note, including a cross default to all other outstanding notes, is 24% per annum. If the note is not paid by its maturity date the outstanding principal due on the note increases by 10%. Each note was in the face amount of $40,000, with $2,000 legal fees, for net proceeds of $38,000. The first of the three notes was paid for by the buyer in cash upon closing, with the other two notes initially paid for by the issuance of an offsetting $40,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Notes are due on September 29, 2018. The first of the Buyer’s Notes was funded on July 26, 2018, for cash proceeds of $38,000. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. Failure to maintain the reserved number of shares is considered an event of default if not cured within three days of a notice of conversion. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes.

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

During the second fiscal quarter of 2019, in three separate conversions, the first debenture was fully converted into 12,607,777 common shares of the Company. As a result of the conversions the derivative liability related to the first debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $37,000 recognized, with the fair value of the derivative liability related to the converted portion, of $64,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.01 to $0.02; a risk-free interest rate of 2.17% to 2.22% and expected volatility of the Company’s common stock, of 193.06% to 321.92%, and the various estimated reset exercise prices weighted by probability.

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

During the first 180 days, the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the debenture. The note was redeemed on July 27, 2018, for approximately $123,000, with the approximately $40,000 redemption amount being recognized as financing costs. Upon redemption, the fair value of the related derivative liability was remeasured immediately prior to the redemption with an overall decrease in the fair value of $90,000 recognized, and the derivative liability fair value of $119,000 reclassed to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of redemption, of $0.01; a risk-free interest rate of 1.93% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability.

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

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the debenture. On August 24, 2018 the outstanding principal and $2,304 in accrued interest of the note was purchased from the noteholder by a third party, for $71,000. The additional $25,696 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost.

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

During the second fiscal quarter of 2019, in two separate conversions, the holder converted $29,464 of principal into 4,500,000 common shares of the Company. As a result of the conversions the derivative liability related to the first debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $60,000 recognized, with the fair value of the derivative liability related to the converted portion, of $33,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.01 ; a risk-free interest rate of 2.33% to 2.37% and expected volatility of the Company’s common stock, of 223.20% , and the various estimated reset exercise prices weighted by probability.

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

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the issuance to 180 days from the date of issuance of the debenture. On September 20, 2018 the outstanding principal and $5,040 in accrued interest of the note was purchased from the noteholder by a third party, for $126,882. The additional $37,842 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost.

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

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the issuance to 180 days from the date of issuance of the debenture. On September 20, 2018 the outstanding principal and $2,352 in accrued interest of the note was purchased from the noteholder by a third party, for $62,326. The additional $20,775 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost.

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

April 10, 2018 Debenture

On April 10, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $110,000, convertible into shares of common stock of the Company, with maturity dates of April 10, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $55,000, with $2,750 for legal fees deducted upon funding. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End Note") initially paid for by the issuance of an offsetting $55,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. An event of default also occurs if the Company’s common stock has a closing bid price of less than $0.03 per share for at least five consecutive days, or the aggregate dollar trading volume of the Company’s common stock is less than $20,000 in any five consecutive days. The Company’s common stock closing bid price fell below $0.03 on June 18, 2018 and continued for over five consecutive days, and the Company is therefore in default on the note. The Company has obtained a waiver from the holder on this technical default. Due to the default the holder cancelled the Back-End and Buyer notes as of September 30, 2018. Upon cancellation the remaining unamortized debt discount of $27,500 was immediately expensed. Also as a result of the cancellation, the fair value of the derivative liability related to the Back-End note was remeasured with a decrease in the fair value of $128,000 recognized, and the fair value of the derivative liability related to the note of $91,500 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.01; a risk-free interest rate of 2.36% and expected volatility of the Company’s common stock, of 223.20%, and the various estimated reset exercise prices weighted by probability.

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

July 27, 2018 Debenture

On July 27, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $186,000, convertible into shares of common stock of the Company, with maturity dates of July 27, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $93,000, with $3,000 OID, for a purchase price of $90,000. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $93,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. Per the agreement, the Company is required at all times to have authorized and reserved 16,900,000 common shares of the Company. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes.

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

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $374,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.01 at issuance date; a risk-free interest rate of 2.43% and expected volatility of the Company’s common stock, of 292.85%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $194,000 was immediately expensed as financing costs.

August 24, 2018 Debenture

On August 24, 2018, the Company entered into a 10% convertible note in the principal amount of $55,000, convertible into shares of common stock of the Company, which matures August 24, 2019. The interest rate increases to 24% per annum upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%.

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

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $375,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.02 at issuance date; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 295.23%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $95,750 was immediately expensed as financing costs.

September 14, 2018 Debenture

On September 14, 2018, the Company entered into a 12% convertible promissory note for $112,500, with an OID of $10,250, which matures on March 14, 2019. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. The market capitalization is below $5 million and therefore the note is in default as of September 30, 2018.

The note is convertible at a variable conversion rate that is the lesser of 60% of the lowest trading price for the last 20 days prior to the issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 10% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after nine months from issue date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

Additionally, in connection with the debenture the Company also issued 3,000,000 shares of common stock of the Company as a commitment fee. The fair value of the commitment shares was calculated as $34,500, based on the market value of the common shares at the closing date of $0.012, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date but are not required to be returned if there is an event of default.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $189,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.01 at issuance date; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock, of 224.70%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $121,000 was immediately expensed as financing costs.

As the September 11, 2017 debenture was not paid in full by the maturity date, the above notes which have cross default provisions as disclosed, are in technical default.

The derivative liability arising from all of the above discussed debentures was revalued at September 30, 2018, resulting in a decrease of the fair value of the derivative liability of $424,000 and $188,000, respectively, for the three and six months ended September 30, 2018. During the three and six months ended September 30, 2018, there was a reclass of $222,000 and $1,527,000 of the derivative fair value to equity upon the conversions of approximately $130,000 and $597,000 of principal, and a decrease in the fair value of $457,000 and $925,000 immediately prior to conversion . The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.012; a risk-free interest rate ranging from 1.93% to 2.59%, and expected volatility of the Company’s common stock ranging from 193.06% to 294.17%, and the various estimated reset exercise prices weighted by probability.

The warrant liability relating to all of the outstanding warrant issuances discussed above was revalued at September 30, 2018, resulting in an estimated fair value of $174,000, for an increase to the fair value of $47,000 for both the three and six months ended September 30, 2018. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.012; a risk-free interest rate of 2.88%, and expected volatility of the Company’s common stock of 342.70%.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

On August 15, 2018, the Company authorized 5,000,000 of their Preferred Stock to be designated as Series A Convertible Preferred Stock (“Series A PS”), with a par value of $0.001. The Series A PS shall have 60 to 1 voting rights such that each share shall vote as to 60 shares of common stock. The Series A PS holders shall not be entitled to receive dividends, if and when declared by the Board. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A PS shall be entitled to receive out of the assets of the Company the sum of $0.00l per share before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock. The Series A PS is convertible, after two years from the date of issuance, with the consent of a majority of the Series A PS holders, into the same number of common shares of the Company as are outstanding at the time.

On August 21, 2018, the NaturalShrimp Holdings, Inc.(“NSH”) shareholders exchanged 75,000,000 of the common shares of the Company which they held, into 5,000,000 newly issued Series A PS. The common shares were returned to the treasury and cancelled. The Series A PS do not have any redemption feature and are therefore classified in permanent equity. The conversion feature was evaluated, and as at the commitment date the fair value of the common shares exchanged was greater than the fair value of the shares into which they would be converted, it was determined there was no beneficial aspect to the conversion feature.

Common Stock

On April 12, 2018, the Company sold 220,000 shares of its common stock at $0.077 per share, for a total financing of $15,400.

Between April 6, 2018 and September 30, 2018, the Company issued 63,841,481 shares of the Company’s common stock upon conversion of approximately $597,000 of their outstanding convertible debt and approximately $43,000 of accrued interest.

The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with the first closing of the July Debenture, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing. (Note 5).

Equity Financing Agreement

On August 21, 2018, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $7,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). The Registration Statement was filed and deemed effective on September 19, 2018.

Following effectiveness of the Registration Statement, the Company has the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $300,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $7,000,000 worth of Common Stock under the terms of the Equity Financing Agreement. Additionally, in accordance with the Equity Financing Agreement, the Company shall issue GHS a promissory note in the principal amount of $15,000 to offset transaction costs (the “Note”). The Note bears interest at the rate of 8% per annum, is not convertible and is due 180 days from the issuance date of the Note.

The Company issued their first put notices to GHS in October 2018 (Note 10).

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (the “affiliate”), for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30. As of September 30, 2018 and March 31, 2018, the Company has paid $52,400 on this note, with $87,600 remaining outstanding.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NSH, a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017, for a total of $736,111. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. Interest expense on the note was approximately $3,700 and $7,400 during the three and six months ended September 30, 2018, respectively. At September 30, 2018 and March 31, 2018, accrued interest payable was $28,823 and $21,462, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both September 30, 2018 and March 31, 2018 was $426,404 and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was approximately $8,500 and $17,000 during the three and six months ended September 30, 2018, respectively. At September 30, 2018 and March 31, 2018, accrued interest payable was $223,976 and $206,920, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011. The note is unsecured. The balance of the note at September 30, 2018 and March 31, 2018 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was $750 and $1,500 during the three and six months ended September 30, 2018, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at September 30, 2018 and March 31, 2018 was $5,000 and is classified as a current liability on the consolidated balance sheets. At September 30, 2018 and March 31, 2018, accrued interest payable was $1,800 and $1,600, respectively.

NOTE 8 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2018 and March 31, 2018, the Company’s cash balance did not exceed FDIC coverage.

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to period end, the Company has converted approximately $63,000 of their outstanding convertible debt as of September 30, 2018 and approximately $2,000 of accrued interest and fees, into 21,398,126 shares of the Company’s common stock.

On October 3, 2018, the Company put to GHS for the issuance of 2,814,682 shares of common stock, at $0.0088, for a total of $24,769. On October 22, 2018, the Company put to GHS for the issuance of 3,525,917 shares of common stock, at $0.0048, for a total of $16,924.

On October 30, 2018, the Company entered into an 8% convertible promissory note for $113,300, with an OID of $10,300, which matures on October 30, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 123% of the outstanding principal and accrued interest. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. The interest rate increases to a default rate of 24% for events as set forth in the agreement. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve or is unable to issue the requested shares upon a conversion notice, the outstanding principal increases to 200%.

The note is convertible after 180 days at a variable conversion rate that is 75% of the average of the lowest two trading prices over the 15 days prior to conversion. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

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

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of the initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. We believe that the design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June 2018 by RGA Labs, and final financing for the system is expected to be provided by institutional investors. The first post larvae (PL) arrived from the hatchery at the end of June 2018, and the Company expects it will take approximately six to nine months to begin producing and shipping shrimp.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the three months ended September 30, 2018 are summarized as follows, in comparison to our expenses for the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Salaries and related expenses	$101,223	$77,095
Rent	2,749	3,290
Professional fees	63,939	84,595
Other general and administrative expenses	39,031	73,866
Facility operations	22,978	8,117
Depreciation	17,719	17,719
Total	$247,639	$264,682

Operating expenses for the three months ended September 30, 2018 were $247,639, representing a decrease of 6% compared to operating expenses of $264,682 for the same period in 2017. The slight decrease in expenses is the result of a decrease in general and administrative costs, offset by an increase in salaries and facility operations, as the Company is progressing with their testing and planning to begin commercial operations.

Comparison of the Six Months Ended September 30, 2018 to the Six Months Ended September 30, 2017

Revenue

We have not earned any significant revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the six months ended September 30, 2018 are summarized as follows, in comparison to our expenses for the six months ended September 30, 2017:

	Six Months Ended September 30,
	2018	2017
Salaries and related expenses	$205,165	$154,495
Rent	6,030	4,790
Professional fees	122,943	117,895
Other general and administrative expenses	95,830	338,101
Facility operations	43,963	15,406
Depreciation	35,445	35,444
Total	$509,376	$666,131

Operating expenses for the six months ended September 30, 2018 were $509,376, representing a decrease of 24% compared to operating expenses of $666,131 for the same period in 2017. The primary reason for the change is that in the six months ended September 30, 2017 there was $220,000 amortization of the remaining prepaid expenses arising from shares issued in January 2017 to a consultant for services to be provided over six months. This decrease in expenses is offset by an increase in salaries and facility operations, as the Company is progressing with their testing and planning to begin commercial operations.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2018, we had cash on hand of approximately $5,000 and a working capital deficiency of approximately $6,221,000. as compared to cash on hand of $24,280 and a working capital deficiency of approximately $6,764,000 as of March 31, 2018. The decrease in working capital deficiency for the six months ended September 30, 2018 is mainly due to an approximate $650,000 increase in current liabilities reflecting the reclassification to current liabilities of certain lines of credit based on their maturity dates and an increase in accounts payable and accrued interest of approximately $100,000, offset by a decrease in the convertible debentures due to their settlement through conversions into common stock, and a decrease in the fair value of the derivative liability arising from the convertible debentures. in the warrant liability

Working Capital Deficiency

Our working capital deficiency as of September 30, 2018, in comparison to our working capital deficiency as of March 31, 2018, can be summarized as follows:

	September 30,	March 31,
	2018	2018
Current assets	$223,599	$260,179
Current liabilities	6,445,066	7,024,615
Working capital deficiency	$6,221,467	$6,764,436

The decrease in current assets is mainly due to the funding of two Back end notes receivable in the amount of $112,000, offset by the addition of a new Back end note receivable of $90,000. The total current liabilities have decreased approximately $580,000, one reason for which is due to an approximate $650,000 increase in current liabilities reflecting the reclassification to current liabilities of certain lines of credit based on their maturity dates. Additionally, there are small increases in both accounts payable and accrued expenses balances. These increases to the current liabilities are balanced out by decreases as a result of new convertible debentures entered into during the current period of $642,000, reduced by a redemption and cancellation of convertible debentures of $138,000, offset by conversions of the convertible debentures and related accrued interest of approximately $597,000. In relation to the reductions in the convertible debentures, $1,740,000 of the derivative liability was reclassed to equity which along with the reduced fair value of the remaining derivative liability of $1,328,000, offset by an increase of $1,724,000 of additions to the derivative liability upon issuance of the new convertible debentures, resulted in a total decrease in the derivative liability of $1,345,000. Also, the warrant liability decreased based on warrant exercises, offset by an increase in fair value of $47,000 when remeasured at period end.

Cash Flows

Our cash flows for the six months ended September 30, 2018, in comparison to our cash flows for the six months ended September 30, 2017, can be summarized as follows:

	Six Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(402,798)	$(436,841)
Net cash used in investing activities	(81,777)	-
Net cash provided by financing activities	465,170	410,927
Decrease in cash	$(19,405)	$(25,914)

The decrease in net cash used in operating activities in the six months ended September 30, 2018, compared to the same period in 2017, mainly relates to an increase in the non-cash charges of the amortization of the debt discount and the financing costs related to the issuance of new convertible debentures, offset by the difference in the changes in fair value of the derivative and warrant liabilities between the two periods, as well increases in accounts payable and accrued expenses during 2018 as compared to 2017, and the impact of the decrease in prepaid assets occurring in 2017. The net cash used in investing activities in the six months ended September 30, 2018, related mainly to costs paid on construction in process on the new facility. The net cash provided by financing activities increased between periods, as the Company received proceeds of $112,000 from the funding of Back end notes receivable in the six month period in 2018, while the Company made approximately $91,000 of payments on debt with related parties in the six months period in 2017. The cash provided by financing activities during both the six months ended September 30, 2018 and 2017 arising from proceeds on convertible debentures and the sale of common stock of the Company, offset by payments on outstanding convertible debentures, was fairly consistent between the periods.

Our cash position was approximately $5,000 as of September 30, 2018. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2019, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Lines of Credit
On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. On July 18, 2018 the outstanding principal balance of $25,298 was exchanged for a 8% promissory note with a maturity date of July 18, 2021. The balance of the note agreement at both September 30, 2018 and March 31, 2018 was $25,298.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2018, the Company renewed the line of credit for $475,000. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2019, and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 at both September 30, 2018 and March 31, 2018.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2018 and April 30, 2018, respectively, with maturity dates of January 19, 2019 and April 30, 2019, respectively. The lines of credit bear an interest rate of 4.5% (increased to 6.5% and 5%, respectively, upon renewal in 2017) that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both September 30, 2018 and March 31, 2018.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.9% as of September 30, 2018. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2018 and March 31, 2018.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.00% as of September 30, 2018. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $11,197 at both September 30, 2018 and March 31, 2018.

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

On September 11, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $146,000, with an original issue discount of $13,500, which matured on June 11, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of the lowest trading price over the 25 trading days prior to the issuance of the note or fifty percent (50%) of the lowest trading price over the 25 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 243,333 warrants, exercisable at $0.15, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. During April and June, 2018, in three separate conversions, $85,000 of the note was converted into 9,200,600 common shares of the Company. During July and September, 2018, in two separate conversions, an additional $20,654 of principal and $3,700 accrued interest of the note was converted into 5,436,049 common shares of the Company. The remainder of the principal, $40,328, is in default as of September 30, 2018, although the Company has not received a written notice of default from the lender.

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

On September 28, 2017, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company agreed to sell a 12% Convertible Note in the principal amount of $55,000 with a maturity date of September 28, 2018, for a purchase price of $51,700, and $2,200 deducted for legal fees, resulting in net cash proceeds of $49,500. The effective closing date of the Securities Purchase Agreement and Convertible Note was October 17, 2017. The note is convertible into shares of the Company’s common stock at the holders’ option, at any time, at a conversion price equal to the lower of (i) the closing sale price of the Company’s common stock on the closing date, or (ii) sixty percent (60%) of either the lowest sale price for the Company’s common stock during the 20 consecutive trading days including and immediately preceding the closing date, or the closing bid price, whichever is lower, provided that, if the price of the Company’s common stock loses a bid, then the conversion price may be reduced, at the holder’s absolute discretion, to a fixed conversion price of $0.00001. If at any time the adjusted conversion price for any conversion would be less than par value of the Company’s common stock, then the conversion price shall equal such par value for any such conversion and the conversion amount for such conversion shall be increased to include additional principal to the extent necessary to cause the number of shares issuable upon conversion equal the same number of shares as would have been issued had the Conversion Price not been subject to the minimum par value price. During April and May, 2018, in a number of separate conversions, approximately $43,000 of the debenture plus accrued interest was converted into 3,800,000 common shares of the Company. During the second quarter of fiscal 2019, in a number of separate conversions, the debenture plus accrued interest was fully converted into 4,517,493 common shares of the Company.

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

On January 29, 2018, the Company entered into three (3) 12% convertible redeemable promissory notes with an accredited investor in the aggregate principal amount of $120,000, with maturity dates of January 29, 2019. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill. The interest rate upon an event of default, as defined in the notes including a cross default to all other outstanding notes, is 24% per annum. If the note is not paid by its maturity date the outstanding principal due on the note increases by 10%. Each note was issued in the principal amount of $40,000, with $2,000 deducted for legal fees, for net proceeds of $38,000. The first note was paid for by the buyer in cash upon closing, with the second and third notes initially paid by the issuance of offsetting $40,000 secured promissory notes issued to the Company by the buyer (the “Buyer Notes”). The Buyer Notes are due on September 29, 2018. The first of the Buyers Notes was funded on July 26, 2018. During the first 180 days the notes are in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the note. Upon any sale event, as defined in the note, at the holder’s request, the Company will redeem the note for 150% of the principal and accrued interest. During the second fiscal quarter of 2019, in three separate conversions, the first debenture was fully converted into 12,607,777 common shares of the Company.

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

On March 9, 2018, the Company entered into a 12% convertible note for the principal amount of $43,000, with the holder of the January 30, 2018 debenture, convertible into shares of common stock of the Company, which matures on March 9, 2019. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note, with default interest of 22% per annum (the “Default Amount”). If the Company fails to deliver conversion shares within 2 days of a conversion request, the note becomes immediately due and payable at an amount of twice the Default Amount. The note is convertible on the date beginning 180 days after issuance of the note, at 61% of the lowest closing bid price for the last 15 days. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. Failure to maintain the reserved number of shares is considered an event of default. During the second fiscal quarter of 2019, in two separate conversions, the holder converted $29,464 of principal into 4,500,000 common shares of the Company.

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. On September 20, 2018 the outstanding principal and $5,040 in accrued interest of the note was purchased from the noteholder by a third party, for $126,882. The additional $37,842 represents the redemption amount owing to the original noteholder, and increases the principal amount due to the new noteholder, and was recognized as financing cost. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount.

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

On April 10, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $110,000, convertible into shares of common stock of the Company, with maturity dates of April 10, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $55,000, with $2,750 for legal fees deducted upon funding. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $55,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. An event of default also occurs if the Company’s common stock has a closing bid price of less than $0.03 per share for at least five consecutive days, or the aggregate dollar trading volume of the Company’s common stock is less than $20,000 in any five consecutive days. The Company’s common stock closing bid price fell below $0.03 on June 18, 2018 and continued for over five consecutive days, and the Company is therefore in default on the note. The Company The Company has obtained a waiver from the holder on this technical default. Due to the default the holder cancelled the Back-End and Buyer notes as of September 30, 2018. The notes are convertible at 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a DTC "chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture.

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

On August 24, 2018, the Company entered into a 10% convertible note in the principal amount of $55,000, convertible into shares of common stock of the Company, which matures August 24, 2019. The interest rate increases to 24% per annum upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The notes are convertible at 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a DTC "chill". During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture.

On September 14, 2018, the Company entered into a 12% convertible promisory note for $112,500, with an OID of $10,250, which matures on March 14, 2019. There is a right of prepayement in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalizaiton is below $5 million, or there are any dilutive issuances. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. The market capitalization is below $5 million and therefore the note was in default as of September 30, 2018. The holder hs issued a waiver to the Company on this default provision. The note is convertible at a variable conversion rate that is the lesser of 60% of the lowest trading price for the last 20 days prior to the issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 10% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note can not be converted into free trading shares on or after nine months from issue date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. Additionally, in connection with the debenture the Company also issued 3,000,000 shares of common stock of the Company as a commitment fee. The fair value of the commitment shares was calculated as $34,500, based on the market value of the common shares at the closing date of $0.012, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date, but are not required to be returned if there is an event of default.

Certain of the above notes which contain cross default provisions are in technical default due to the September 11, 2017 note was not paid in full by the maturity date.

Sale and Issuance of Common Stock

On August 15, 2018, the Company authorized 5,000,000 of their Prefered Stock to be designated as Series A Convertible Preferred Stock (“Series A PS”), with a par value of $0.001. The Series A PS shall have 60 to 1 voting rights such that each share shall vote as to 60 shares of common stock. The Series A PS holders shall not be entitled to receive dividends, if and when declared by the Board. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A PS shall be entitled to receive out of the assets of the Company the sum of $0.00l per share before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock. The Series A PS is convertible, after two years from the date of issuance, with the consent of a majority of the Series A PS holders, into the same number of common shares of the Company as are outstanding at the time.

On August 21, 2018, the NaturalShrimp Holdings, Inc.(“NSH”) shareholders exchanged 75,000,000 of the common shares of the Company which they held, into 5,000,000 newly issued Series A PS. The common shares were returned to the treasury and cancelled.

On April 12, 2018, the Company sold 220,000 shares of its common stock at $0.077 per share, for a total financing of $15,400.

Between April 6, 2018 and September 30, 2018, the Company issued 63,841,481 shares of the Company’s common stock upon conversion of approximately $597,000 of their outstanding convertible debt and approximately $43,000 of accrued interest.

The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with the first closing of the July Debenture, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing. (Note 5).

Equity Financing Agreement

On August 21, 2018, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $7,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). The Registration Statement was filed, and deemed effective on September 19, 2018.

Following effectiveness of the Registration Statement, the Company has the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $300,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $7,000,000 worth of Common Stock under the terms of the Equity Financing Agreement. Additionally, in accordance with the Equity Financing Agreement, the Company shall issue GHS a promissory note in the principal amount of $15,000 to offset transaction costs (the “Note”). The Note bears interest at the rate of 8% per annum, is not convertible and is due 180 days from the issuance date of the Note.

The Company issued their first put notices to GHS in October 2018 (Note 10).

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

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to September 30, 2018 of approximately $35,371,000 as well as negative cash flows from operating activities of approximately $403,000. During the six months ended September 30, 2018, the Company received net cash proceeds of approximately $466,000 from the issuance of new convertible debentures, $112,000 from the payments on notes receivable, and $15,400 from the sale of the Company’s common stock. . The Company had approximately $597,000 of their convertible debentures converted into 63,841,481 shares of their common stock, reducing their current obligations. The Company also entered into an Equity Financing Agreement whereby the Company has the discretion to deliver puts to the investor for purchases of shares of the Company’s common stock, with each put not to exceed 200% of their average trading dollar volume for the previous 10 days, for up to $7,000,000 over the next 36 months. Subsequent to September 30, 2018, the Company received $100,000 in net proceeds from the issuance of a new convertible debenture. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. As previously noted, the Company entered into an Equity Financing Agreement whereby the Company will have access to up to $7,000,000 through the sale of shares of the Company’s common stock to an investor, with each sale not to exceed 200% of their average trading dollar volume over the previous 10 days over the next 36 months. Subsequent to September 30, 2018 we have raised approximately an additional $100,000, net of OID, from the issuance of new convertible debentures. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $950,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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
Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of September 30, 2018, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of September 30, 2018, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $186,000, convertible into shares of common stock of the Company, with maturity dates of July 27, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $93,000, with $3,000 OID, for a purchase price of $90,000. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $93,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. Per the agreement, the Company is required at all times to have authorized and reserved 16,900,000 common shares of the Company. The Company has not maintained the required share reservation under the terms of the note agreement. The notes are convertible at 60% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 50%, upon a DTC "chill". The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On August 24, 2018, the Company entered into a 10% convertible note in the principal amount of $55,000, convertible into shares of common stock of the Company, which matures August 24, 2019. The interest rate increases to 24% per annum upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The notes are convertible at 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a DTC "chill". The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On September 14, 2018, the Company entered into a 12% convertible promissory note for $112,500, with an OID of $10,250, which matures on March 14, 2019. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. The market capitalization is below $5 million and therefore the note is in default as of September 30, 2018. The note is convertible at a variable conversion rate that is the lesser of 60% of the lowest trading price for the last 20 days prior to the issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 10% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after nine months from issue date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

All the capital under the foregoing issuances was used for working capital and to repay certain existing indebtedness. The issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act. The Company intends to use the proceeds of the foregoing transactions for general working capital purposes. The foregoing descriptions do not purport to be complete, and are qualified in their entirety by reference to the full text of such documents attached hereto as exhibits and incorporated herein by reference.

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

10.52	12% Convertible Note dated April 27, 2018 from BlueHawk Capital, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.53	Securities Purchase Agreement dated March 20, 2018 with BlueHawk Capital, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.54	12% Collateralized Secured Promissory Note dated January 29, 2018 from Adar Bays, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.55	12% Collateralized Secured Promissory Note dated January 29, 2018 from Adar Bays, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.56	Debt Purchase Agreement dated February 8, 2018 between Labrys Fund LP and Adar Bays, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.57	12% Convertible Redeemable Note dated January 29, 2018 from Adar Bays, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.58	12% Convertible Redeemable Note dated January 29, 2018 from Adar Bays, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.59	Securities Purchase Agreement dated January 29, 2018 with Adar Bays, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.60	Securities Purchase Agreement dated April 12, 2018 with One44 Capital, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.61	10% Collateralized Secured Promissory Note dated April 12, 2018 with One44 Capital, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.62	First Amendment to the Convertible Promissory Note dated July 31, 2017 with Crown Bridge Partners, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.63	Securities Purchase Agreement dated March 20, 2018 with Jefferson Street Capital, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.64	12% Secured Convertible Promissory Note dated March 20, 2018 with Jefferson Street Capital, LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.65	12% Convertible Promissory Note dated March 9, 2018 with Power Up Lending Group Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.66	12% Convertible Promissory Note dated January 30, 2018 with Power Up Lending Group Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.67	Securities Purchase Agreement dated January 30, 2018 with Power Up Lending Group Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.68	Securities Purchase Agreement dated March 9, 2018 with Power Up Lending Group Ltd. (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)
10.69	Equity Financing Agreement with GHS Investments LLC (incorporated by reference to our Annual Report on Form 10-K filed on July 13, 2018)

10.70	Registration Rights Agreement with GHS Investments LLC (incorporated by reference to our Current Report on Form 8-K filed as Exhibit 10.2 on August 27, 2018)
10.71*	12% Convertible Promissory Note dated June 5, 2018 with JSJ Investments, Inc.
10.72*	12% Convertible Promissory Note dated June 5, 2018 with JSJ Investments, Inc.
10.73*	10% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated July 27, 2018
10.74*	10% Collateralized Secured Promissory Note dated July 27, 2018, from GS Capital Partners, LLC
10.75*	Securities Purchase Agreement dated August 24, 2018 with One44 Capital, LLC
10.76*	10% Convertible Redeemable Note issued August 24, 2018 with One44 Capital, LLC
10.77*	Securities Purchase Agreement dated September 14, 2018 with Labrys Fund LP
10.78*	12% Convertible Promissory Note dated September 14, issued to Labrys Fund, LP
10.79*	Securities Purchase Agreement dated October 30, 2018 with Power Up Lending Group Ltd
10.80*	8% Convertible Promissory Note dated October 30, 2018 with Power Up Lending Group Ltd
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files

*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

Date: November 13, 2018	By:	/s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer (Principal Executive Officer

Date: November 13, 2018	By:	/s/ William Delgado
William Delgado
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)