Form 10-K
period 2019-03-31
NaturalShrimp Inc
filed 2019-07-01
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2019

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

5080 Spectrum Dr., Suite 1000, Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

(888) 791-9474
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $689,785.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the registrant’s classes of common stock as of the latest practicable date was 313,254,149 shares of common stock as of June 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statement. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended March 31, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

On October 16, 2015, we formed Natural Aquatic Systems, Inc. (“NAS”). The purpose of the NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art.

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

In 2001, we began research and development of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, fifty-two weeks a year. Our initial system was successful, but we determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from developing the first system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have continued to refine this technology, eliminating bacteria and other problems that affect enclosed systems, and now have a successful shrimp growing process. We have produced thousands of pounds of shrimp over the last few years in order to develop a design that will consistently produce quality shrimp that grow to a large size at a specific rate of growth. This included experimenting with various types of natural live and synthesized feed supplies before selecting the most appropriate nutritious and reliable combination. It also included utilizing monitoring and control automation equipment to minimize labor costs and to provide the necessary oversight for proper regulation of the shrimp environment. However, there were further enhancements needed to our process and technology in order to begin production of shrimp on a commercially viable scale and to generate revenues.

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June 2018 by RGA Labs. The first post larvae (PL) arrived from the hatchery at the end of June 2018, and we expect to use the first harvest to market, sample, and refine production specifications by the third calendar quarter of 2019.

Overview of Industry

Shrimp is a well-known and globally-consumed commodity, constituting one of the most important types of seafood and a staple protein source for much of the world. According to the USDA Foreign Agricultural Service, the world consumes approximately 9 billion pounds of shrimp annually with over 1.7 billion pounds consumed in the United States alone. Approximately 65% of the global supply of shrimp is caught by ocean trawlers and the other 35% is produced by open-air shrimp farms, mostly in developing countries.

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

In both the cases, the current method of shrimp production is unsustainable. As global populations rise and the demand for shrimp continues to grow, the current system is bound to fall short. Shrimp trawling cannot continue to increase production without completely depleting the oceans’ natural shrimp population. Trends in per-boat yield confirm that this industry has already crossed the overfishing threshold, putting the global open-ocean shrimp population in decline. While open-air shrimp aquaculture may seem to address this problem, it is also an unsustainable system that destroys coastal ecological systems and produces shrimp with very high chemical contamination levels. Closed-system shrimp farming is clearly a superior alternative, but its unique challenges have prevented it from becoming a widely-available alternative.

Of the 1.7 billion pounds of shrimp consumed annually in the United States, over 1.5 billion pounds are imported – much of this from developing countries’ shrimp farms. These farms are typically located in developing countries and use high levels of antibiotics and pesticides that are not allowed under USDA regulations. As a result, these shrimp farms produce chemical-laden shrimp in an ecologically unsustainable way.

Unfortunately, most consumers here in the United States are not aware of the origin of their store-bought shrimp or that which they consume in restaurants. This is due to a USDA rule that states that only bulk-packaged shrimp must state the shrimp’s country of origin; any “prepared” shrimp, which includes arrangements sold in grocery stores and seafood markets, as well as all shrimp served in restaurants, can simply be sold “as is.” Essentially, this means that most U.S. consumers may be eating shrimp laden with chemicals and antibiotics. Our product is free of pesticide chemicals and antibiotics, a fact that we believe is highly attractive and beneficial in terms of our eventual marketing success.

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

Research and Development

In 2001, we began research and development (R&D) of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, fifty-two weeks per year. Our initial system was successful, but the Company determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from the first R&D system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have continued to refine this technology, eliminating bacteria and other problems that affect enclosed systems and now have a successful shrimp growing process.

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

After the implementation of the first R&D facility in La Coste, Texas, we have also made significant improvements that minimize the transfer of shrimp, which will reduce shrimp stress and labor costs. Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle.

On September 7, 2016, we entered into a Letter of Commitment with Trane, Inc. (“Trane”), a division of Ingersoll-Rand Plc, whereby Trane shall proceed with a detailed audit to use data to verify the capabilities of an initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The prototype consists of a modified Electrocoagulation (EC) system for the human grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. Trane was authorized to proceed with such detailed audit to utilize data for purposes of verifying the capabilities of the EC system, including the ammonia and chlorine capture and sequestering and pathogen kill. The detailed audit delivered (i) a report on the inspection of the existing infrastructure determining if proper fit, adequate security, acceptable utility service, environmental protection and equipment sizing are achievable; (ii) provide firm fixed pricing for the EC system, electrode selection and supply, waste removal, ventilation of the off-gassing of the equipment; and (iii) a formalized plan for commissioning and on-site investigation of hardware design to simplify build-out of Phase 2 and future phases. The detailed audit was utilized by RGA Labs to build and install the initial system in La Coste, Texas pilot plant the first week of June 2018. Based on the results of the initial system, we intend to increase shrimp production in our plant in La Coste, Texas by adding and stocking additional tanks and adding needed filtration equipment with plans to stock the entire facility by the end of 2019. Five new electrocoagulation systems have been purchased to update the La Coste plant.

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

The United States population is approximately 325 million people with an annual shrimp consumption of 1.7 billion pounds, of which less than 400 million pounds are domestically produced. According to IndexMundi.com, the wholesale price for frozen, commodity grade shrimp has risen 15% since January 2015 (shell-on headless, 26-30 count; which is comparable to our target growth size). With world shrimp problems, this price is expected to rise more in the next few years.

We strive to build a profitable global shrimp production company. We believe our foundational advantage is that we can deliver fresh, organically grown, gourmet-grade shrimp, 52 weeks per year to retail and wholesale buyers in major market areas at competitive, yet premium prices. By locating regional production and distribution centers in close proximity to consumer demand, we can provide a fresh product to customers within 24 hours after harvest, which is unique in the shrimp industry. We can be the “first to market” and perhaps “sole weekly provider” of fresh shrimp and capture as much market share as production capacity can support.

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

Because our system is enclosed and also indoors, it is not affected by weather or climate and does not depend on ocean proximity. As such, we believe we will be able to provide, naturally grown, high-quality, fresh shrimp to major market customers each week. This will allow distribution companies to leverage their existing customer relationships by offering an uninterrupted supply of high quality, fresh and locally grown shrimp. We plan to sell and distribute the vast majority of our shrimp production through distributors which have established customers and sufficient capacity to deliver a fresh product within hours following harvest. We believe we have the added advantage of being able to market our shrimp as fresh, natural and locally grown using sustainable, eco-friendly technology, a key differentiation from all existing shrimp producers. Furthermore, we believe that our ability to advertise our product in this manner along with the fact that it is a locally grown product, provides us with a marketing advantage over the competition. We expect to utilize distributors that currently supply fresh seafood to upscale restaurants, country clubs, specialty super markets and retail stores whose clientele expect and appreciate fresh, natural products.

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

The seafood industry lacks a consistent source verification method to track seafood products as they move through countries and customs procedures. With worldwide overfishing leading to declining shrimp freshness and sustainability around the world, it is vital for shrimp providers to be able to realistically identify the source of their product. Our future facilities are expected to be designed to track shrimp from hatchery to plate using environmentally responsible methods.

International

We own one hundred percent of NaturalShrimp Global, Inc. which was formed to create international partnerships. Each international partnership is expected to use the Company’s proprietary technology to penetrate shrimp markets throughout the world utilizing existing food service distribution channels. NaturalShrimp Global, Inc., owns a percentage of NaturalShrimp International A.S. in Oslo, Norway. As our European-based partner, NaturalShrimp International A.S. is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. The land for the first facility was purchased in Medina del Campo, Spain and construction of the 75,000 sq. ft. facility was completed in 2016. Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.
Go to Market Strategy and Execution

Our strategy is to develop regional production and distribution centers near major metropolitan areas throughout the United States and internationally. Today, we have 53,000 sq. ft. of R&D facilities, which includes, a pilot production system, greenhouse/reservoirs and utility buildings in La Coste, TX (near San Antonio). We intend to begin construction of a new free-standing facility with the next generation shrimp production system in place on the property in 2019.

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

After the completion of the next system in La Coste, our long-term plan is to build additional production systems in Las Vegas, and New York. These locations are targeted to begin construction in fiscal 2020, and the funding for these plans is projected to come from joint venture agreements with strategic partners. These cities are not surrounded by commercial shrimp production, and we believe there will be a high demand for fresh shrimp in all of these locations. In addition, the Company will continue to use the land it owns in La Coste to build as many systems as the Texas market demands.

Competition

There are a number of companies conducting research and development projects in their attempt to develop closed-system technologies in the U.S., some with reported production and sales. Florida Organic Aquaculture uses a Bio-Floc Raceway System to intensify shrimp growth, while Marvesta Shrimp Farms’ tanks in water from the Atlantic to use in their indoor system. Since these are privately-held companies, it is not possible to know, with certainty, their state of technical development, production capacity, need for water exchange, location requirements, financial status and other matters. To the best of our knowledge, none are producing significant quantities of shrimp relative to their local markets, and such fresh shrimp sales are likely confined to an area near the production facility.

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

Intellectual Property

We intend to take appropriate steps to protect our intellectual property. We have registered the trademark “NATURALSHRIMP” which has been approved and was published in the Official Gazette on June 5, 2012. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art. There are potential technical processes for which the Company may be able to file a patent. However, there are no assurances that such applications, if filed, would be issued and no right of enforcement is granted to a patent application. Therefore, the Company has filed a provisional patent with the U.S. Patent Office and plans to use a variety of other methods, including copyright registrations as appropriate, trade secret protection, and confidentiality and non-compete agreements to protect its intellectual property portfolio.

Source and Availability of Raw Materials

Raw materials are received in a timely manner from established suppliers. Currently, we buy our feed from Zeigler, a leading producer of aquatic feed. Post larvae (“PL”) shrimp are purchased from American Penaeid, Inc. (API) in Florida and Global Blue Technologies in Texas.

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

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

●
Texas Parks and Wildlife Department (TPWD) - “Exotic species permit” to raise exotic shrimp (non-native to Texas). The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp. Currently Active - Expires December 31, 2019.
●
Texas Department of Agriculture (TDA) - “Aquaculture License” for aquaculture production facilities. License to “operate a fish farm or cultured fish processing plant.” Currently Active – Expires June 30, 2020.
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

Subsidiaries

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Employees

As of March 31, 2019, we had 5 full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also may engage experts in general business to advise us in various capacities. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

Most of the jurisdictions in which we operate will require us to obtain a license for each facility owned and operate in that jurisdiction. We have obtained and currently hold a license to own and operate each of our facilities where a license is required. In order to maintain the licenses, we have to operate our current farms and, if we pursue acquisitions or construction of new farms, we will need to obtain additional licenses to operate those farms, where required. We are also exposed to dilution of the value of our licenses where a government issues new licenses to fish farmers other than us, thereby reducing the current value of our fish farming licenses. Governments may change the way licenses are distributed or otherwise dilute or invalidate our licenses. If we are unable to maintain or obtain new fish farming licenses or if new licensing regulations dilute the value of our licenses, this may have a material adverse effect on our business.

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

We began monthly stocking of post larvae in March of 2019 to commence commercial sales by the end of 2019. Prior to March 2019, we had been engaged principally in the research and development of our technology. Therefore, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

We have developed our first commercial system that employs our technology but additional work is required to incorporate that technology into a system capable of accommodating thousands of customers, which is the minimum capability we believe is necessary to compete in the marketplace.

Our shrimp production technology may not operate as intended.

Although we have successfully tested our technology, our approach, which is still fairly new in the industry, may not operate as intended or may be subject to other factors that we have not yet considered. These may include the impact of new pathogens or other biological risks, low oxygen levels, algal blooms, fluctuating seawater temperatures, predation or escapes. Any of the foregoing may result in physical deformities to our shrimp or affect our ability to increase shrimp production, which may have a material adverse effect on our operations.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2019, we had a net loss of approximately $7,211,000. At March 31, 2019, we had an accumulated deficit of approximately $41,223,000 and a working capital deficit of approximately $3,773,000. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

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

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in our production of shrimp. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended March 31, 2019, we recorded a net loss applicable to common shareholders of $7,210,581, or $0.04 per share, as compared with $5,285,089, or $0.05 per share, of the corresponding period in 2018. We expect to continue to incur operating losses until we reach sufficient commercial scale of our product to cover our operating costs. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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
●
uncertainty regarding tariffs that may be imposed against certain international countries from time-to-time;
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

The trading of our common stock may have liquidity fluctuations.

Although our common stock is listed for quotation on the OTCQB, under the symbol “SHMP”, and the trading volume of our stock has recently increased significantly, such liquidity may not continue to be sustainable. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If the public market for our common stock declines, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will continue or that a stockholder will be able to liquidate their shares of common stock without considerable delay, if at all. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Our existing stockholders may experience significant dilution from the sale of our common stock pursuant to the GHS financing agreement.

The sale of our common stock to GHS Investments LLC in accordance with the Financing Agreement we entered into with GHS on August 21, 2018 may have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to GHS in order to exercise a put under the Financing Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2019, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2019, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 5080 Spectrum Drive, Suite 1000, Addison, TX, where we pay $550 per month under an operating lease that expires on July 31, 2019. The Company expects to renew this lease for the foreseeable futureEffective August 1, 2019, the Company has signed a 1 year lease for offices located at 15150 Preston Rd., Suite 300, Dallas, TX 75248, where we will pay $650 per month.

We also own a pilot-production facility at 833 County Road 583, Medina, TX, which consists of a 32,760 square foot production facility on 37 acres.

We own no other properties.

Our registered agent is Business Filings Incorporated, located at 701 S. Carson Street, Suite 200, Carson City, Nevada 89701.

ITEM 3. LEGAL PROCEEDINGS

Other than described below, we know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiaries or has a material interest adverse to our company or our subsidiaries. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our common stock, in which an adverse decision could have a material adverse effect.

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant (the “Vista Warrant”) issued by the Company to Vista Capital Investments, LLC (“Vista”). Vista alleges that the Company failed to issue certain shares of the Company’s common stock as was required under the terms of the Vista Warrant. Vista is currently seeking money damages in the approximate amount of $7,000,000, which the Company believes is unwarranted and excessive, as well as costs and reimbursement of expenses. As of the date hereof, no hearing has been scheduled, but the Company is vigorously defending itself against these claims, preparing a counter-claim against Vista and taking such other appropriate action, in addition to seeking for other costs and relief as may be appropriate.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, under the symbol “SHMP.” On June 24, 2019, the closing price of our common stock reported by the OTC Markets was $0.12 per share.

Transfer Agent

Our transfer agent is Transhare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of June 24, 2019, there were 82 shareholders of record of our common stock. As of such date, 313,254,149 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2019.

Recent Sales of Unregistered Securities

Convertible Debentures

During April 2018, in connection with the July 31, 2017 convertible note, the remainder of the first closing was fully converted into 1,225,627 common shares of the Company, with a conversion price of $0.02.

During May and June 2018, in connection with the July 31, 2017 convertible note, the remainder of the second closing was fully converted into 2,810,725 common shares of the Company, with a conversion price of $0.01.

On July 17, 2018, the Company issued 6,719,925 common shares, upon cashless exercise of the warrants granted in connection with the first closing of the July 31, 2017 convertible note.

On August 28, 2018, the Company issued 4,494,397 common shares, upon cashless exercise of the warrants granted in connection with the second closing of the July 31, 2017 convertible note.

During April through June 2018, in connection with the August 28, 2017 convertible note, the first closing was fully converted into 8,332,582 common shares of the Company, with conversion prices ranging from $0.01 to $0.03.

During May 2018, in connection with the August 28, 2017 convertible note, the second closing was fully converted into 5,072,216 common shares of the Company, with conversion prices ranging from $0.01 to $0.20.

During the first fiscal quarter of 2019, in connection with the September 11, 2017 convertible note, the holder converted $85,000 of principal into 9,200,600 common shares of the Company, with conversion prices ranging from $0.01 to $0.02.

During the second fiscal quarter of 2019, in connection with the September 11, 2017 convertible note, the holder converted $20,654 of principal and $3,700 of accrued interest into 5,436,049 common shares of the Company, at a conversion price of $0.01.

During the third fiscal quarter of 2019, in connection with the September 11, 2017 convertible note, the remaining outstanding principal and $1,475 of accrued interest was converted into 27,186,186 common shares of the Company, at a conversion price ranging from $0.002 to
$0.003.

During April 2018, in connection with the September 12, 2017 convertible note, the holder converted the remaining principal of $64,000 into 2,611,164 common shares of the Company, at conversion prices ranging from $0.02 to $0.03.

During the first fiscal quarter of 2019, in connection with the September 28, 2017 convertible note, the holder converted approximately $43,000 of principal plus accrued interest into 3,800,000 common shares of the Company, at a conversion price of $0.01.

During the second quarter of 2019, in connection with the September 28, 2017 convertible note, the holder converted the remaining principal plus accrued interest into 4,517,493 common shares of the Company, at a conversion price of $0.01.

During the first fiscal quarter of 2019, in connection with the November 14, 2017 convertible notes, the holder fully converted the first debenture into 4,834,790 common shares of the Company, at a conversion price of $0.01.

On August 7, 2018, in connection with the December 20, 2017 convertible note, the holder converted $25,000 in principal and $1,178 of accrued interest into 4,363,013 common shares of the Company, at a conversion price of $0.01.

During the third fiscal quarter of 2019, in connection with the December 20, 2017 convertible note, the holder converted $86,000 in principal and approximately $6,000 of accrued interest into 27,288,948 common shares of the Company, at a conversion price of $0.003.

During the second fiscal quarter of 2019, in connection with the January 29, 2018 convertible debentures, the holder fully converted the first debenture into 7,137,222 common shares of the Company, at a conversion price of $0.01.

During the third fiscal quarter of 2019, in connection with the January 29, 2018 convertible debentures, the holder fully converted the second debenture into 12,551,676 common shares of the Company, at a conversion price of $0.003.

On November 11, 2018, in connection with the January 29, 2018 convertible notes, the holder fully converted the third debenture into 2,666,667 common shares of the Company at a conversion price of $0.02.

During the second fiscal quarter of 2019, in connection with the March 9, 2018 convertible note, the holder converted $29,464 of principal into 4,500,000 common shares of the Company, at a conversion price of $0.01.

On November 26, 2018, in connection with the March 9, 2018 convertible note, the holder converted $16,168 of principal into 4,732,902 common shares of the Company at a conversion price of $0.003.

During the third fiscal quarter of 2019, in connection with the March 20, 2018 convertible note, the holder converted $91,592 of principal into 16,870,962 common shares of the Company at a conversion price of $0.01.

On December 6, 2018, in connection with the March 21, 2018 convertible note, the holder converted $20,160 of principal into 6,000,000 common shares of the Company, at a conversion price of $0.003.

During the third fiscal quarter of 2019, the holder fully converted the April 10, 2018 convertible note into 18,832,713 common shares of the Company, at a conversion price of $0.003.

During the third fiscal quarter of 2019, in connection with the April 17, 2018 convertible note, the holder converted $35,000 of principal into 13,246,753 common shares of the Company, at a conversion price of $0.003.

On September 14, 2018, the Company issued 3,000,000 common shares to the holder of the September 14, 2018, convertible note as a commitment fee., which was valued at $34,500, based on the market value of the shares of common stock at the closing date of $0.012.

On December 13, 2018, in connection with the September 14, 2018 convertible note, the holder converted $11,200 of principal into 4,000,000 common shares of the Company, at a conversion price of $0.003.

The Company issued 10,000,000 and 6,093,683 shares of their common stock on January 11, 2019 and February 8, 2019, respectively, upon cashless exercise of the warrants granted in connection with the September 11, 2017 Debenture.

On January 28, 2019, the holder converted the $50,000 of principal of the July 27, 2018 debenture back end note into 6,561,679 shares of common stock of the Company, at a conversion price of $0.01.

On February 6, 2019, in connection with the March 9, 2018 debenture, the holder converted the remaining principal balance of approximately $27,000 and accrued interest into 2,542,702 shares of common stock of the Company, at a conversion price of $0.01.

During the fourth quarter of 2019, in connection with the March 20, 2018 debenture, the holder converted $46,759 of principal and $7,142 of accrued interest into 5,670,707 shares of common stock of the Company, at conversion prices ranging from $0.004 to $0.03.

During the fourth quarter of 2019, in connection with the March 21, 2018, the holder converted the remaining principal balance of $43,488 and $1,127 of accrued interest into 4,921,835 shares of common stock of the Company, at conversion prices ranging from $0.01 to $0.03.

During the fourth fiscal quarter of 2019, in connection with the August 24, 2018 convertible note, the holder converted $57,164 of principal into 9,291,354 shares of common stock of the Company, at a conversion price of $0.01.

The foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D. The foregoing description of these issuances does not purport to be complete and are qualified in their entirety by reference to the full text of the stock purchase agreements and convertible notes as part of the Companies exhibits incorporated herein by reference.

Sale and Issuance of Common Stock

On April 12, 2018, the Company sold 220,000 shares of its common stock at $0.77 per share, for a total financing of $15,400.

On February 14, 2019, the Company issued 225,000 shares of its common stock to the original noteholder of the March 20, 2018 convertible debenture with a fair value of the shares of $72,450 based on the market price of $0.32 on the date of issuance.

The Company utilized the funds from each of the foregoing sales of common stock for operating expenses, capital expenditures and for general working capital. The foregoing issuances were exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On August 15, 2018, the Company authorized 5,000,000 of their Preferred Stock to be designated as Series A Convertible Preferred Stock ("Series A PS”), with a par value of $0.001. The Series A PS holders shall have a 60 to 1 voting rights such that e ach share shall vote as 60 shares of common stock. The Series A PS holders shall not be entitled to receive dividends, is and when declared by the Board. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A PS shall be entitled to receive out of the assets of the Company the sum of $0.001 per share before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A PS. The Series A PS is convertible, after two years from the date of issuance, with the consent of a majority of the Series A PS holders, into the same number of common stock of the Company as are outstanding at the time.

On August 21, 2018, the Company’s shareholders exchanged 75,000,000 of the shares of common stock of the Company which they held, into 5,000,000 newly issued Series A PS. The shares of common stock were returned to the treasury and cancelled.

Equity Financing Agreement

On August 2, 2018, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $7,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). The Registration Statement was filed and deemed effective on September 19, 2018.

Following the effectiveness of the Registration Statement, the Company has the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $300,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $7,000,000 worth of Common Stock under the terms of the Equity Financing Agreement. Additionally, in accordance with the Equity Financing Agreement, the Company shall issue GHS a promissory note in the principal amount of $15,000 to offset transaction costs (the “Note”). The Note bears interest at the rate of 8% per annum, is not convertible and is due 180 days from the issuance of date of the Note.

On October 3, 2018, the Company put to GHS for the issuance of 2,814,682 shares of common stock, at $0.0088 per share, for a total of $24,769.

On October 22, 2018, the Company put to GHS for the issuance of 3,525,917 shares of common stock, at $0.0048 per share, for a total of $16,924.

On November 13, 2108, the Company put to GHS for the issuance of 6,779,397 shares of common stock, at $0.0046 per share, for a total of $31,456.

On December 10,2018, the Company put to GHS for the issuance of 6,880,004 shares of common stock, at $0.0133 for a total of $91,366.

On March 25, 2019, the Company put to GHS for the issuance of 2,131,894 shares of common stock, at $0.141, for a total of $300,000.

The Company utilized the funds from each of the foregoing sales of common stock for operating expenses, capital expenditures and for general working capital.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2019, we did not repurchase any of our equity securities.

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

On October 16, 2015, we formed Natural Aquatic Systems, Inc. (“NAS”). The purpose of the NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art.

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

In 2001, we began research and development of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, fifty-two weeks a year. Our initial system was successful, but we determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from developing the first system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have continued to refine this technology, eliminating bacteria and other problems that affect enclosed systems, and now have a successful shrimp growing process. We have produced thousands of pounds of shrimp over the last few years in order to develop a design that will consistently produce quality shrimp that grow to a large size at a specific rate of growth. This included experimenting with various types of natural live and synthesized feed supplies before selecting the most appropriate nutritious and reliable combination. It also included utilizing monitoring and control automation equipment to minimize labor costs and to provide the necessary oversight for proper regulation of the shrimp environment. However, there were further enhancements needed to our process and technology in order to begin production of shrimp on a commercially viable scale and to generate revenues.

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June 2018 by RGA Labs. The first post larvae (PL) arrived from the hatchery at the end of June 2018, and we expect to use the first harvest to market, sample, and refine production specifications by the third calendar quarter of 2019.

Results of Operations

Comparison of the Fiscal Year Ended March 31, 2019 and the Fiscal Year Ended March 31, 2018

Revenue

We have not earned any significant revenues since our inception.

Expenses

Our expenses for the year ended March 31, 2019 are summarized as follows, in comparison to our expenses for the year ended March 31, 2018:

	Years Ended March 31,
	2019	2018
Salaries and related expenses	$422,160	$352,757
Rent	12,134	11,197
Professional fees	234,932	278,037
Other general and administrative expenses	200,595	443,508
Facility operations	100,596	27,789
Depreciation	30,296	70,894
Total	$1,000,713	$1,184,182

Operating expenses for the year ended March 31, 2019 were $1,000,713, representing a decrease of 15% compared to operating expenses of $1,184,182 for the same period in 2018. The overall decrease in expenses is the result of a decrease in general and administrative costs, offset by an increase in salaries and facility operations, as the Company is progressing with their testing and planning to begin commercial operations. The primary reason for the change in general and administration costs is that in the year ended March 31, 2018 there was $220,000 amortization of the remaining prepaid expenses arising from shares issued in January 2017 to a consultant for services to be provided over six months. Depreciation expense decreased as many of the fixed assets currently in use have become fully depreciated, and the fixed assets related to the facility are still in construction in progress and depreciation has not yet begun on these assets.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2019, we had cash on hand of $137,499 and a working capital deficiency of approximately $3,773,000. as compared to cash on hand of $24,280 and a working capital deficiency of approximately $6,764,000 as of March 31, 2018. The increase in working capital deficiency for the year ended March 31, 2019 is mainly due to a slight decrease in current assets, and an approximately $3.5 decrease in the derivative and warrant liabilities, offset by an increase in the current maturity of the bank loan, discussed in further detail below.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2019, in comparison to our working capital deficiency as of March 31, 2018, can be summarized as follows:

	March 31,	March 31,
	2019	2018
Current assets	$178,685	$260,179
Current liabilities	3,951,811	7,024,615
Working capital deficiency	$3,773,126	$6,764,435

The decrease in current assets is mainly due to the decrease of approximately $205,000 in Notes receivable, which represents funding on convertible debentures back-end notes, offset by an approximate $113,000 increase in cash. The decrease in current liabilities is primarily due to a decrease in the derivative and warrant liabilities. The decrease in the derivatives included approximately $4,069,000 of the derivative liability being reclassed to equity upon conversion of the related convertible debentures, and a decrease in the fair value of the derivatives of approximately $1,320,000. This derivative liability decrease is offset by the new convertible debentures entered into during the current year also containing embedded derivatives, which were bifurcated and increased the fair value of the derivative liability by $2,090,000. Additionally, the warrant liability decreased by $184,000 due to the exercise of warrants, as well offset by an increase in the fair value of the warrants of $47,000. Approximately $19,000 of the convertible debentures outstanding at March 31, 2019, were converted subsequent to year end, and the related derivative liability reclassed to equity. These primary causes for the decrease in current liabilities is offset by slight increases in accounts payable and accrued interest and expenses. Another increase is due to the entire balance of the bank loan now being current, as the outstanding balance is due January 2020.

Cash Flows

Our cash flows for the year ended March 31, 2019, in comparison to our cash flows for the year ended March 31, 2018, can be summarized as follows:

	Year Ended March 31,
	2019	2018
Net cash used in operating activities	$(990,334)	$(765,793)
Net cash used in investing activities	(211,830)	(171,050)
Net cash provided by financing activities	1,315,383	872,928
Increase (decrease) in cash and cash equivalents	$113,219	$(63,915)

The increase in net cash used in operating activities in the year ended March 31, 2019, compared to the same period in 2018, mainly relates to a the approximate $3,745,000 loss on the exercise of warrants, a swing in the fair value of the derivative liability from an increase in fair value of $1,600,000 in fiscal 2018 to a decrease in the fair value of $1,319,500 in fiscal 2019, and increases in the amortization of the debt discount and financing costs for the year ended March 31, 2019, offset by the decrease in the net loss of approximately.

The net cash used in investing activities in the year ended March 31, 2019 included an increase in costs paid on construction in process on the new facility as compared to the same period in 2018, and the purchase of some machinery and equipment.

The net cash provided by financing activities increased between periods, with the increased cash provided by financing activities during the year ended March 31, 2019 arising from the additional proceeds received from the new equity financing agreement and cash funding on the notes receivable which collateralized certain back end convertible debentures, offset by a decrease in proceeds for new convertible debentures during fiscal 2019 as compared to fiscal 2018 and by increased payments on outstanding convertible debentures.

Our cash position was approximately $137,000 as of March 31, 2019. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2020, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both March 31, 2019 and 2018 was $20,193 and $25,298, respectively.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 and $473,029 at March 31, 2019 and March 31, 2018, respectively, included in non-current liabilities. On April 12, 2019, prior to the renewal, the Company paid $100,000 on the loan.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. The $200,000 line of credit is included in non-current liabilities as of March 31, 2019 and March 31, 2018, with an outstanding balance of $178,778. The lines of credit bear an interest rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both March 31, 2019 and March 31, 2018.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of March 31, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2019 and 2018.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.5% as of March 31, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at March 31, 2019 and March 31, 2018, respectively.

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

On August 28, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $110,000, with an original issue discount of $10,000, which matures on February 28, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of sixty percent (60%) of the lowest trading price over the 20 trading days prior to the issuance of the note or sixty percent (60%) of the lowest trading price over the 20 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 50,000 warrants, exercisable at $0.20, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The exercise price was adjusted to $0.15 and the warrants issued increased to 66,667, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. Additionally, in connection with the note, the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the common shares at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. On October 31, 2017, there was a second closing to the August debenture, in the principal amount of $66,000, maturing on April 30, 2018. The second closing has the same conversion terms as the first closing, however there were no additional warrants issued with the second closing. Additionally, in connection with the second closing, the Company issued 332,500 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $35,877, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. Subsequent to year end the note holders issued a waiver as to the maturity date of the two notes and a technical default provision. The first and second closing notes have been fully converted during the year ended March 31, 2019.

On September 11, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $146,000, with an original issue discount of $13,500, which matures on June 11, 2018. The note is convertible into shares of the Company’s common stock at a variable conversion rate equal to the lesser of the lowest trading price over the 25 trading days prior to the issuance of the note or fifty percent (50%) of the lowest trading price over the 25 trading days prior to conversion, subject to adjustment. In connection with the note, the Company issued 243,333 warrants, exercisable at $0.15, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. During the year ended March 31, 2019, the note was fully converted.

On September 12, 2017, the Company entered into a 12% convertible promissory note with an accredited investor in the principal amount of $96,500 with an original issue discount of $4,500, which matures on June 12, 2018. The note is able to be prepaid prior to the maturity date, at a cash redemption premium, at various stages as set forth in the agreement. The note is convertible commencing 180 days after issuance date (or upon an event of default), or March 11, 2018, at a variable conversion rate of sixty percent (60%) of the market price, defined as the lowest trading price during the 20 trading days prior to conversion, subject to adjustment. On March 20, 2018, the holder converted $32,500 of the September 12, 2017 debentures into 1,031,746 common stock of the Company. During April 2018, in two separate conversions, the debenture was fully converted into 2,611,164 shares of common stock of the Company.

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

On November 14, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $112,000, convertible into shares of common stock of the Company, with maturity dates of November 14, 2018. Each note was in the principal amount of $56,000, with an original issue discount of $2,800, resulting in a purchase price for each note of $53,200. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $53,200 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note was cancelled on May 15, 2018, based on the trading volume of the Company stock, per the terms of the debenture. The note was convertible into shares of the Company’s common stock at a conversion rate of fifty-seven percent (57%) of the lowest of trading price over last 20 trading days prior to conversion, or the lowest closing bid price over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to forty-seven percent (47%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note. During May and June 2018, in three separate conversions, the debenture was fully converted into 4,834,790 shares of common stock of the Company.

On December 20, 2017, the Company entered into two 8% convertible redeemable notes with an accredited investor, in the aggregate principal amount of $240,000, convertible into shares of common stock of the Company, with the same buyers as the November 14, 2017 debenture. Both notes are due on December 20, 2018. The first note was issued in the principal amount of $160,000, with a $4,000 original issue discount, resulting in a purchase price of $156,000. The second note was issued in the principal amount of $80,000, with an original issue discount of $2,000, for a purchase price of $78,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $78,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note was settled on July 11, 2018, for a purchase price of $74,000, net of fees. The Buyer Note is included in Notes Receivable in the accompanying financial statements as of March 31, 2018. The notes are convertible into shares of the Company’s common stock at a conversion rate of sixty percent (60%) of the lower of: (i) lowest trading price or (ii) lowest closing bid price of the Company’s common stock over the last 20 trading days prior to conversion, with the discount increased (i.e., the conversion rate decreased) to fifty percent (50%) in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. During the first six months the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of each note. On August 7, 2018, the holder converted $25,000 of the December 20, 2017 debentures into 4,363,013 shares of common stock of the Company. During the third fiscal quarter of 2019, in four separate conversions, the holder converted $86,000 of the December 20, 2017 debentures and approximately $6,000 of accrued interest into 27,288,948 shares of common stock of the Company. On December 31, 2018, the remaining outstanding principal for the December 20, 2017 notes were settled by payment from another lender.

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

On March 9, 2018, the Company entered into a 12% convertible note for the principal amount of $43,000, with the holder of the January 30, 2018 debenture, convertible into shares of common stock of the Company, which matures on March 9, 2019. Upon an event of default, as defined in the note, the note becomes immediately due and payable, in an amount equal to 150% of all principal and accrued interest due on the note, with default interest of 22% per annum (the “Default Amount”). If the Company fails to deliver conversion shares within 2 days of a conversion request, the note becomes immediately due and payable at an amount of twice the Default Amount. The note is convertible on the date beginning 180 days after issuance of the note, at 61% of the lowest closing bid price for the last 15 days. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. Failure to maintain the reserved number of shares is considered an event of default. During the second fiscal quarter of 2019, in two separate conversions, the holder converted $29,464 of principal into 4,500,000 shares of common stock of the Company. On November 26, 2018, the holder converted $16,168 of principal into 4,500,000 shares of common stock of the Company. On February 6, 2019, the holder converted the remaining principal balance of approximately $27,000 and accrued interest into 2,542,702 shares of common stock of the Company.

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the shares of common stock of the Company at the closing date of $0.11, and was recognized as part of the debt discount. During the third fiscal quarter of 2019, in two separate conversions, the holder converted $91,592 of principal into 16,870,962 shares of common stock of the Company. During the fourth quarter of 2019 on two separate occasions, the holder converted $46,759 of principal and $7,142 of accrued interest into 5,670,707 shares of common stock of the Company.

On March 21, 2018, the Company entered into a convertible note for the principal amount of $39,199, which includes an OID of $4,199, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount is increased upon certain events set forth in the agreement regarding the obtainability of the shares, such as a DTC "chill". Additionally, if the Company ceases to be a reporting company, or after 181 days the note cannot be converted into freely traded shares, the discount is increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 119,300 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $13,123, based on the market value of the common shares at the closing date of $0.11, and was recognized as part of the debt discount. On December 6, 2018, the holder converted $20,160 of principal into 6,000,000 shares of common stock of the Company. During the fourth quarter of 2019, on two separate occasions, the holder converted the remaining principal balance of $43,488 and $1,127 of accrued interest into 4,921,835 shares of common stock of the Company.

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

On June 5, 2018, the Company entered into a convertible note for the principal amount of $125,000 for a purchase price of $118,800, convertible on the date beginning 180 days after issuance of the note, into shares of common stock of the Company, which matures on June 5, 2019. The note bears interest at 12%, which increases to 18% upon an event of default, as defined in the agreement. The note is convertible at 60% of the lowest trading price for the last 20 days prior to conversion, with the discount increased 5% in the event the Company does not have sufficient shares authorized and outstanding to issue the shares upon conversion request. The conversion price is adjusted upon a future dilutive issuance, to the lower of the conversion price or a 25% discount to the aggregate per share common share price. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture. After 180 days, the note is redeemable, with the holders prior written consent, at 150% of the principal and accrued interest balance. During the fourth quarter of 2019, effective as of December 6, 2018, the outstanding principal and accrued interest of the note was purchased from the noteholder by a third party, and replaced with a new convertible debenture with a new principal balance of $210,460 (disclosed below). The additional $85,460 was recognized as financing cost.

On July 27, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $186,000, convertible into shares of common stock of the Company, with maturity dates of July 27, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $93,000, with $3,000 OID, for a purchase price of $90,000. The first of the notes was paid for by the buyer in cash upon closing, with the other note ("Back-End note") initially paid for by the issuance of an offsetting $93,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The Back-End note was funded on January 22, 2019, and as it was past the maturity date the Company and the noteholder agreed to the Company returning $43,000 of the payment and the remaining $50,000 principal balance being converted. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The notes are convertible into shares of the Company’s common stock at a price per share equal to 60% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 50%, upon a “DTC chill". The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture. On January 28, 2019, the holder converted the $50,000 of principal of the back end note into 6,561,679 shares of common stock of the Company. During the fourth quarter of 2019, effective as of December 31, 2018 the outstanding principal and accrued interest of the note was purchased from the noteholder by a third party, and replaced with a new convertible debenture for $135,910 (disclosed below). The additional $42,910 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost.

On August 24, 2018, the Company entered into a 10% convertible note in the principal amount of $55,000, convertible into shares of common stock of the Company, which matures August 24, 2019. The interest rate increases to 24% per annum upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The notes are convertible into shares of the Company’s common stock at a price per share equal to 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a “DTC chill". During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. On January 10, 2019 the outstanding principal of $55,000 and accrued interest of $1,974 was purchased from the noteholder by a third party, for $82,612. The additional $25,638 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost. During the fourth fiscal quarter of 2019, in three separate conversions, the holder converted $57,164 of principal into 9,291,354 shares of common stock of the Company.

On September 14, 2018, the Company entered into a 12% convertible promissory note for $112,500, with an OID of $10,250, which matures on March 14, 2019. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. The market capitalization is below $5 million and therefore the note was in default as of September 30, 2018. The holder has issued a waiver to the Company on this default provision. The note is convertible into shares of the Company’s common stock at a variable conversion rate that is equal to the lesser of 60% of the lowest trading price for the last 20 days prior to the issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 10% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after nine months from issue date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. Additionally, in connection with the debenture the Company also issued 3,000,000 shares of common stock of the Company as a commitment fee. The fair value of the commitment shares was calculated as $34,500, based on the market value of the shares of common stock at the closing date of $0.012, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date, but are not required to be returned if there is an event of default. On December 13, 2018, the holder converted $11,200 of principal into 4,000,000 shares of common stock of the Company. On January 25, 2019 the outstanding principal of $101,550, plus an additional $56,375 of default principal and $13,695 in accrued interest of the note was purchased from the noteholder by a third party. The additional $70,070 representing the default principal and accrued interest which increased the principal amount due to the new noteholder has been recognized as financing cost.

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

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities.

On December 31, 2018, the Company entered into an 10% convertible promissory note for $135,910, which matures on September 30, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities.

On January 16, 2019, the Company entered into an 10% convertible promissory note for $205,436.60, with an OID of $18,6867, for a purchase price of $186,750.55, which matures on October 16, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any issue new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities.

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

On March 1, 2019, the Company entered into an 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which matures on November 1, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities.

On April 17, 2019, the Company entered into an 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion.

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

On February 14, 2019, the Company issued 225,00 shares of its common stock to the original noteholder of the March 20, 2018 convertible debenture. The fair value of the shares of $72,450 based on the market price of $0.32 on the date of issuance, have been recognized as a financing cost.

During the year ended March 31, 2019, the Company issued 226,217,349 shares of the Company’s common stock upon conversion of approximately $1,318,000 of their outstanding convertible debt and approximately $43,000 of accrued interest.

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

On October 3, 2018, the Company put to GHS for the issuance of 2,814,682 shares of common stock, at $0.0088, for a total of $24,769. On October 22, 2018, the Company put to GHS for the issuance of 3,525,917 shares of common stock, at $0.0048, for a total of $16,924. On November 13, 2018, the Company put to GHS for the issuance of 6,779,397 shares of common stock, at $0.0046, for a total of $31,456. On December 10, 2018, the Company put to GHS for the issuance of 6,880,004 shares of common stock, at $0.0133, for a total of $91,366. On March 25, 2019, the Company put to GHS for the issuance of 2,131,894 shares of common stock, at $0.141, for a total of $300,000.

Shareholder Notes Payable

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. As of March 31, 2019, the Company has paid $52,400 on this note, with $87,600 remaining outstanding as of March 31, 2019.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to March 31, 2019 of approximately $41,223,000 as well as negative cash flows from operating activities of approximately $990,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to year end we have raised approximately an additional $100,000, net of OID, from convertible debentures and $1,500,000 from the issuance of shares of common stock under the equity financing agreement. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2019 and 2018.

The Derivative liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2019, the Company had approximately $695,000 in convertible debentures whose approximately 66,376,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34 - 60% of the defined trading price and approximately 444,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. Included in the diluted EPS for the year ended March 31, 2018, the Company had approximately $1,293,000 in convertible debentures whose approximately 46,170,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34 - 60% of the defined trading price and approximately 4,625,000 warrants with an exercise price of 45% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●
inadequate segregation of duties consistent with control objectives;
●
lack of independent Board of Directors and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;
●
lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●
lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

●
identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●
continue to obtain sufficient resources to achieve adequate segregation of duties; and
●
continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Since

Bill G. Williams	84	Chairman of the Board, Chief Executive Officer	2015
Gerald Easterling	71	President, Secretary, Director	2015
William Delgado	60	Treasurer, Chief Financial Officer, Director	2014

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

Biographies of Executive Officers

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

Biographies of Key Employees

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

Committees of the Board

Our Board of Directors held two formal meeting in the fiscal year-ended March 31, 2019. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2019, none of our officers, directors and greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

Director Nominations

As of March 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2019 and 2018 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Bill G. Williams,	2019	$56,000	-	-	-	-	-	$56,000
Chairman of the Board, CEO (1)	2018	$36,000	-	-	-	-	3,880	$39,880

Gerald Easterling,	2019	$116,000	-	-	-	-	-	$116,000
President (2)	2018	$76,000	-	-	-	-	6,120	$82,120

(1)
As of March 31, 2019, Mr. Williams is owed accrued salary of $216,874. In addition, Mr. Williams is entitled to receive medical insurance reimbursement, of which $6,436 was paid during the fiscal year ending March 31, 2019, and for which $620 is accrued as of March 31, 2019. Mr. Williams is also entitled to an automobile allowance of $500 per month, of which none was paid, and for which is $16,500 is accrued at March 31, 2019.

(2)
As of March 31, 2018, Mr. Easterling is owed accrued salary of $68,896. In addition, Mr. Easterling is entitled to receive medical insurance reimbursement, of which $6,436 was paid during the fiscal year ending March 31,2019 and for which $595 is accrued as of March 31, 2019. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which none was paid, and for which $18,000 is accrued at March 31, 2019.

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

Except as described above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 24, 2019, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of June 24, 2019, there were 313,254,149 shares of common stock outstanding. Unless otherwise indicated, the address of each of the following persons is 5080 Spectrum Drive, Suite 1000 Addison, Texas 75001, and based upon information available or furnished to us, each person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address of Beneficial Owner(1)	Common Shares Beneficially Owned (2)	Percentage of Common Shares Beneficially Owned (2)	Series A Preferred Shares Beneficially Owned (5)	Percentage of Preferred Shares Beneficially Owned (5)
Directors, Executive Officers and Key Employees
Bill G. Williams (3)(6)	520,240	(7)	5,000,000	100%
Gerald Easterling (3)(6)	520,240	(7)	5,000,000	100%
Tom Untermeyer	-	-%	0	-%
William Delgado(4)	5,215,719	1.67%	0	-%
5% Stockholders
See Footnotes to this Beneficial Ownership Table

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

(2)	Based on 313,254,149 shares of our common stock issued and outstanding as of June 24, 2019.
(3)
Bill G. Williams is the indirect owner, together with Gerald Easterling, of 520,240 shares of common stock and 5,000,000 shares of Series A Preferred Stock of the Company, which are directly held by NaturalShrimp Holdings, Inc. Mr. Williams is the Chairman of the Board and the Chief Executive Office of NaturalShrimp Holdings, Inc. and has shared voting and dispositive power over the shares held by NaturalShrimp Holdings, Inc.

(4)
William Delgado is the indirect owner of 5,215,719 shares of common stock, which are directly held by Dragon Acquisitions LLC. The shares of common stock beneficially owned by Dragon Acquisitions LLC, and indirectly owned by William Delgado, include 600,000 shares of common stock issuable upon conversion of outstanding convertible notes held by Dragon Acquisition LLC. Mr. Delgado is the managing member of Dragon Acquisitions LLC and has shared voting and dispositive power over the shares held by Dragon Acquisitions LLC.

(5)
On August 17, 2018, the Company, pursuant to approval by the Company’s board of directors, filed a certificate of designation (the “Certificate of Designation”) with the state of Nevada in order to designate a class of preferred stock. The class of preferred stock that was designated is referred to as Series A Convertible Preferred Stock (the “Series A Stock”), consists of 5,000,000 shares, and was designated from the 20,000,000 authorized preferred shares of the Company. The Series A Stock is not entitled to dividends, but carries liquidation rights upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, at which the holders of the Series A Stock shall receive the sum of $0.001 per share before any payment or distribution shall be made on the Company’s common stock, or any class ranking junior to the Series A Stock. The shares of Series A Stock shall vote together as a single class with the holders of the Company’s common stock for all matters submitted to the holders of common stock, including the election of directors, and shall carry voting rights of 60 common shares for every share of Series A Stock. Any time after the two-year anniversary of the initial issuance date of the Series A Stock, the Series A Stock shall be convertible at the written consent of a majority of the outstanding shares of Series A Stock, in an amount of shares of common stock equal to 100% of the then outstanding shares of common stock at the time of such conversion.

(6)
On August 21, 2018, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with NaturalShrimp Holdings, Inc. (“NaturalShrimp”), the Company’s majority shareholder, which is controlled by the Company’s CEO and President. Pursuant to the Exchange Agreement, the Company and NaturalShrimp exchanged 75,000,000 shares of common stock for 5,000,000 shares of Series A Stock. The 75,000,000 shares of common stock was returned to the treasury and cancelled. Bill G. Williams and Gerald Easterling share voting and dispositive power of the shares beneficially owned by NaturalShrimp Holdings, Inc.

(7)	*equals less than 1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2019, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 1, 2016 we entered into a note payable agreement with NSH. As of March 31, 2019 and 2018, approximately $736,000 has been borrowed under this note payable. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Bill G. Williams

We have entered into several working capital notes payable to Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500 since inception. These notes are demand notes, had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at March 31, 2019 and 2018 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At March 31, 2019 and 2018, accrued interest payable was $241,032 and $206,920, respectively.

William Delgado
On April 20, 2017, the Company issued a Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. As of March 31, 2019, $52,400 of the note has been repaid.

Gerald Easterling

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and is also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 shares of common stock to the guaranteeing shareholders, not including the Company’s President and Chairman of the Board, which was recognized as debt issuance costs. The balance of the CNB Note is $228,759 as of March 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, the Board of Directors of the Company engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit the Company’s annual financial statements. The following tables set forth the fees billed to the Company for professional services rendered by TSC for the years ended March 31, 2019 and 2018:

Services	2019	2018
Audit fees	$45,700	$26,250
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$45,700	$26,250

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Asset Purchase Agreement, dated November 26, 2014, by and between Multiplayer Online Dragon, Inc. and NaturalShrimp Holdings, Inc.	8-K	2.1	12/3/2014
3.1 (a)	Articles of Incorporation	S-1	3.1	6/11/2009
3.1 (b)	Amendment to Articles of Incorporation	10-Q/A	3.3	5/19/2014
3.2	Bylaws	S-1	3.2	6/11/2009
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
10.1	Business Loan Agreement, dated September 13, 2005, by and among NaturalShrimp Holdings, Inc., Amarillo National Bank, NSC, NaturalShrimp International, Inc., NaturalShrimp San Antonio, L.P., Shirley Williams, Gerald Easterling, Mary Ann Untermeyer, and High Plain Christian Ministries Foundation, as amended, modified and assigned	8-K	10.1	2/11/2015
10.2	Secured Promissory Note, dated September 13, 2005, issued by NaturalShrimp Holdings, Inc. to Amarillo National Bank in the original principal amount of $1,500,000, as amended, modified and assigned	8-K	10.2	2/11/2015
10.3	Assignment Agreement, dated March 26, 2009, by and between Baptist Community Services, Amarillo National Bank and NaturalShrimp Holdings, Inc.	8-K	10.3	2/11/2015
10.4	Fifth Forbearance Agreement, dated January 30, 2015, by and between the Company, NaturalShrimp Holdings, Inc. and Baptist Community Services	8-K	10.4	2/11/2015
10.5	Stock Pledge Agreement, dated January 30, 2015, by and between the Company and Baptist Community Services	8-K	10.5	2/11/2015
10.6	Agreement Regarding Loan Documents, dated January 30, 2015, by and between the Company and NaturalShrimp Holdings, Inc.	8-K	10.6	2/11/2015
10.7	Exclusive Rights Agreement, dated August 19, 2014, between NaturalShrimp Holdings, Inc., its subsidiaries and F&T Water Solutions, LLC	8-K	10.7	2/11/2015
10.8	Members Agreement, dated August 19, 2014, between NaturalShrimp Holdings, Inc., F&T Water Solutions, LLC and the members of Natural Aquatic Systems, LLC	8-K	10.8	2/11/2015
10.9	Form of Subscription Agreement	8-K	10.1	5/7/2015
10.10	Form of Promissory Note	10-K	10.10	7/28/2015
10.11	Form of Loan Agreement	10-K	10.11	7/28/2015
10.12	Form of Security Agreement	10-K	10.12	7/28/2015
10.13	Form of Line of Credit Agreement with Extraco Bank	10-K	10.13	7/28/2015
10.14	Employment Agreement dated April 1, 2015 with Bill G. Williams	8-K	10.2	5/7/2015
10.15	Employment Agreement dated April 1, 2015 with Gerald Easterling	8-K	10.3	5/7/2015
10.16	Form of Private Placement Subscription Agreement and 6% Unsecured Convertible Note with Dragon Acquisitions LLC.	10-K	10.16	6/29/2017
10.17	Form of Promissory Note dated January 10, 2017 with Community National Bank	10-Q	10.1	2/14/2017
10.18	Form of Guaranty made by Gerald Easterling to Community National Bank	10-Q	10.1	2/14/2017
10.19	Payoff Letter, Termination and Release dated January 13, 2017 from Baptist Community Services	10-Q	10.2	2/14/2017
10.20	Securities Purchase Agreement dated January 23, 2017 with Vista Capital Investments, LLC	10-K	10.23	6/29/2017
10.21	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC	10-K	10.21	6/29/2017

10.22	Convertible Note dated January 23, 2017 issued to Vista Capital Investments, LLC	10-K	10.22	6/29/2017
10.23	Securities Purchase Agreement dated March 16, 2017 with Vista Capital Investments, LLC	10-K	10.23	6/29/2017
10.24	Convertible Debenture dated March 28, 2017 issued to Peak One Opportunity Fund, L.P.	10-K	10.24	6/29/2017
10.25	6% Convertible Note dated January 20, 2017 issued Dragon Acquisitions LLC	10-Q	10.1	2/14/2018
10.26	Securities Purchase Agreement dated March 16, 2017 with Peak One Opportunity Fund, L.P.	10-Q	10.1	8/14/2017
10.27	Amendment #1 to the Securities Purchase Agreement Entered into on March 16, 2017, dated July 5, 2017, with Peak One Opportunity Fund, L.P.	10-Q	10.2	8/14/2017
10.28	6% Convertible Note dated March 11, 2017 issued to Dragon Acquisitions LLC	10-Q	10.4	2/14/2018
10.29	6% Convertible Note dated April 20, 2017 issued to Dragon Acquisitions LLC	10-Q	10.5	2/14/2018
10.30	Securities Purchase Agreement dated July 31, 2017, with Crown Bridge Partners LLC	10-Q	10.6	2/14/2018
10.31	5% Convertible Note dated July 31, 2017, issued to Crown Bridge Partners LLC	10-Q	10.7	2/14/2018
10.32	Common Stock Purchase Warrant dated July 31, 2017, issued to Crown Bridge Partners LLC	10-Q	10.8	2/14/2018
10.33	Securities Purchase Agreement dated August 28, 2017 with Labrys Fund, LP	10-Q	10.9	2/14/2018
10.34	12% Convertible Note dated August 28, 2017, with Labrys Fund, LP	10-Q	10.10	2/14/2018
10.35	Common Stock Purchase Warrant dated August 28, 2017, issued to Labrys Fund, LP	10-Q	10.11	2/14/2018
10.36	12% Convertible Note dated September 11, 2017 issued to Auctus Funds, LLC	10-Q	10.12	2/14/2018
10.37	Common Stock Purchase Warrant dated September 11, 2017 issued to Auctus Funds, LLC	10-Q	10.13	2/14/2018
10.38	12% Convertible Note dated September 12, 2017 issued to JSJ Investments, Inc.	10-Q	10.14	2/14/2018
10.39	Securities Purchase Agreement dated September 28, 2017 with EMA Financial, LLC	10-Q	10.1	10/17/2017
10.40	12% Convertible Note issued to EMA Financial, LLC dated September 28, 2017	10-Q	10.2	10/17/2017
10.41	Common Stock Purchase Warrant dated October 2, 2017, issued to Crown Bridge Partners LLC	10-Q	10.17	2/14/2018
10.42	Securities Purchase Agreement dated October 31, 2017 with Labrys Fund, LP	10-Q	10.18	2/14/2018
10.43	12% Convertible Note dated October 31, 2017, issued to Labrys Fund, LP	10-Q	10.19	2/14/2018
10.44	Securities Purchase Agreement dated November 9, 2017 with GS Capital Partners, LLC.	10-Q	10.20	2/14/2018
10.45	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017	10-Q	10.21	2/14/2018
10.46	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017	10-Q	10.22	2/14/2018
10.47	8% Collateralized Secured Promissory Note dated November 14, 2017, from GS Capital Partners, LLC	10-Q	10.23	2/14/2018
10.48	Securities Purchase Agreement dated December 20, 2017 with GS Capital Partners, LLC.	10-Q	10.24	2/14/2018
10.49	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017	10-Q	10.25	2/14/2018
10.50	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017	10-Q	10.26	2/14/2018
10.51	8% Collateralized Secured Promissory Note dated December 20, 2017, from GS Capital Partners, LLC	10-Q	10.27	2/14/2018
10.52	Equity Financing Agreement with GHS Investments LLC	8-K	10.1	8/27/2018
10.53	Registration Rights Agreement with GHS Investments LLC	8-K	10.2	8/27/2018
10.54	12% Convertible Promissory Note dated June 5, 2018 with JSJ Investments, Inc.	10-Q	10.71	11/14/2018
10.55	Securities Purchase Agreement dated July 27, 2018 with GS Capital Partners, LLC	10-Q	10.72	11/14/2018
10.56	10% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated July 27, 2018	10-Q	10.73	11/14/2018
10.57	10% Collateralized Secured Promissory Note dated July 27, 2018, from GS Capital Partners, LLC	10-Q	10.74	11/14/2018
10.58	Securities Purchase Agreement dated August 24, 2018 with One44 Capital, LLC	10-Q	10.75	11/14/2018
10.59	10% Convertible Redeemable Note issued August 24, 2018 with One44 Capital, LLC	10-Q	10.76	11/14/2018
10.60	Securities Purchase Agreement dated September 14, 2018 with Labrys Fund LP	10-Q	10.77	11/14/2018
10.61	12% Convertible Promissory Note dated September 14, 2018 issued to Labrys Fund, LP	10-Q	10.78	11/14/2018
10.62	Securities Purchase Agreement dated October 30, 2018 with Power Up Lending Group Ltd	10-Q	10.79	11/14/2018
10.63	8% Convertible Promissory Note dated October 30, 2018 with Power Up Lending Group Ltd.	10-Q	10.80	11/14/2018
10.64*	12% Convertible Redeemable Note, Back End Note 1 of 2, dated January 29, 2018 from Adar Bays, LLC

10.65*	12% Convertible Redeemable Note, Back End Note, 2 of 2, dated January 29, 2018 with Adar Bays, LLC
10.66*	12% Collateralized Secured Promissory Note, 1 of 2, dated January 29, 2018 from Adar Bays, LLC
10.67*	12% Collateralized Secured Promissory Note 2of2, dated January 29, 2018 from Adar Bays, LLC
10.68*	Securities Purchase Agreement dated January 29, 2018 with Adar Bays, LLC
10.69*	12% Convertible Promissory Note dated January 30, 2018 with Power Up Lending Group Ltd.
10.70*	Securities Purchase Agreement dated January 30, 2018 with Power Up Lending Group Ltd.
10.71*	Debt Purchase Agreement dated February 8, 2018 between Labrys Fund LP and Adar Bays, LLC
10.72*	12% Convertible Promissory Note dated March 9, 2018 with Power Up Lending Group Ltd.
10.73*	Securities Purchase Agreement dated March 9, 2018 with Power Up Lending Group Ltd.
10.74*	Securities Purchase Agreement dated March 20, 2018 with Jefferson Street Capital, LLC
10.75*	12% Secured Convertible Promissory Note dated March 20, 2018 with Jefferson Street Capital, LLC
10.76*	Securities Purchase Agreement dated March 20, 2018 with BlueHawk Capital, LLC
10.77*	12% Secured Convertible Promissory Note dated March 20, 2018 with BlueHawk Capital, LLC
10.78*	Securities Purchase Agreement dated April 12, 2018 with One44 Capital, LLC
10.79*	10% Collateralized Secured Promissory Note dated April 12, 2018 with One44 Capital, LLC
10.80*	10% Convertible Redeemable Note, Back End Note, dated April 12, 2018 with One44 Capital, LLC
10.81*	Securities Purchase Agreement dated April 27, 2018 with BlueHawk Capital, LLC
10.82*	12% Convertible Promissory Note dated April 27, 2018 from BlueHawk Capital, LLC
10.83*	10% Secured Promissory Note issued to GHS Investments, LLC dated December 6, 2018
10.84*	Securities Purchase Agreement dated December 6, 2018 with GHS Investments LLC
10.85*	10% Secured Promissory Note issued to GHS Investments, LLC dated December 31, 2018
10.86*	Securities Purchase Agreement dated December 31, 2018 with GHS Investments LLC
10.87*	10% Convertible Promissory Note dated January 16, 2019 with GHS Investments LLC
10.88*	10% Convertible Promissory Note dated February 4, 2019 with GHS Investments LLC
10.89*	10% Convertible Promissory Note dated March 1, 2019 with GHS Investments LLC
10.90*	Securities Purchase Agreement dated March 1, 2019 with GHS Investments LLC
21.1*	Subsidiaries of the Registrant.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

Date: June 28, 2019	By:	/s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)

NATURALSHRIMP INCORPORATED

Date: June 28, 2019	By:	/s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bill G. Williams	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	Date: June 28, 2019
Bill G. Williams

/s/ Gerald Easterling	President and Director	Date: June 28, 2019
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	Date: June 28, 2019
William Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalShrimp Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
June 28, 2019

We have served as the Company’s auditor since 2015.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash	$137,499	$24,280
Notes receivable	1,700	207,200
Inventory	4,200	-
Prepaid expenses	35,286	28,699
Total current assets	178,685	260,179

Fixed assets
Land	202,293	202,293
Buildings	1,328,161	1,328,161
Machinery and equipment	934,621	929,245
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,322,609)	(1,292,313)
Fixed assets, net	1,178,589	1,203,509

Other assets
Construction-in-process	377,504	171,050
Deposits	10,500	10,500
Total other assets	388,004	181,550
Total assets	$1,745,278	$1,645,238

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$576,028	$528,538
Accrued interest - related parties	295,184	240,377
Other accrued expenses	609,243	497,321
Short-term Promissory Note and Lines of credit	139,418	143,523
Current maturities of bank loan	228,725	7,497
Current maturities of convertible debentures, less debt discount of $511,640 and $ 691,558	494,451	516,597
Convertible debentures, related party	87,600	87,600
Notes payable - related parties	1,271,162	1,271,162
Derivative liability	157,000	3,455,000
Warrant liability	93,000	277,000
Total current liabilities	3,951,811	7,024,615

Bank loan, less current maturities	-	228,916
Lines of credit	650,453	651,453
Convertible debentures, less current maturities	-	-

Total liabilities	4,602,264	7,904,984

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 and 0 shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively	500	-
Common stock, $0.0001 par value, 900,000,000 and 300,000,000 shares authorized, 301,758,293 and 97,656,095 shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively	30,177	9,766
Additional paid in capital	38,335,782	27,743,352
Accumulated deficit	(41,223,445)	(34,012,864)
Total stockholders' deficit	(2,856,986)	(6,259,746)
Total liabilities and stockholders' deficit	$1,745,278	$1,645,238

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended
	March 31, 2019	March 31, 2018

Sales	$-	$-

Operating expenses:
Facility operations	100,596	27,789
General and administrative	200,595	443,508
Rent	12,134	11,197
Salaries and Wages	422,160	352,757
Stock Compensation	-	-
Professional services	234,932	278,037
General and administrative	869,821	1,085,499
Depreciation and amortization	30,296	70,894
Total operating expenses	1,000,713	1,184,182

Net loss before other income (expense)	(1,000,713)	(1,184,182)

Other income (expense):
Interest expense	(223,350)	(171,065)
Amortization of debt discount	(1,613,984)	(775,091)
Financing costs	(1,899,935)	(1,310,751)
Change in fair value of derivative liability	1,319,500	(1,600,000)
Change in fair value of warrant liability	(47,000)	(244,000)
Loss on exercise of warrants	(3,745,099)	-
Total other income (expense)	(6,209,868)	(4,100,907)

Loss before income taxes	(7,210,581)	(5,285,089)

Provision for income taxes	-	-

Net loss	$(7,210,581)	$(5,285,089)

EARNINGS PER SHARE (Basic and diluted)	$(0.04)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	171,325,837	97,656,095

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid in Capital	Accumulated deficit	Total stockholders' deficit
Balance April 1, 2017	-	$-	92,408,298	$9,242	$26,681,521	$(28,727,775)	$(2,037,012)

Issuance of shares in connection with debt			1,004,260	100	146,951		147,051
Issuance of shares for services			1,000,000	100	99,900		100,000
Issuance of shares for cash			100,000	10	24,990		25,000
Issuance of shares upon conversion			2,820,204	282	119,022		119,304
Beneficial conversion feature					28,000		28,000
Reclass of derivative liability upon conversion or redemption of related convertible debentures					576,000		576,000
Issuance of shares upon exercise of warrants			323,333	32	66,968		67,000

Net loss						(5,285,089)	(5,285,089)
Balance March 31, 2018	-	-	97,656,095	9,766	27,743,352	(34,012,864)	(6,259,746)

Issuance of shares in connection with debt			3,225,000	323	106,628		106,951
Issuance of shares for cash			220,000	22	15,378		15,400
Issuance of shares upon conversion			226,217,349	22,623	1,338,275		1,360,898
Issuance of shares under equity financing agreement			22,131,893	2,213	462,303		464,516
Conversion of common shares into Series A Preferred shares	5,000,000	500	(75,000,000)	(7,500)	7,000		-
Beneficial conversion feature					620,977		620,977
Reclass of derivative liability upon conversion or redemption of related convertible debentures					4,068,500		4,068,500
Issuance of shares upon exercise of warrants			27,307,955	2,731	3,973,369		3,976,099

Net loss						(7,210,581)	(7,210,581)
Balance March 31, 2019	5,000,000	$500	301,758,293	$30,177	$38,335,782	$(41,223,445)	$(2,856,986)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,210,581)	$(5,285,089)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	30,296	70,894
Amortization of debt discount	1,613,984	775,091
Change in fair value of derivative liability	(1,319,500)	1,600,000
Change in fair value of warrant liability	47,000	244,000
Financing costs related to convertible debentures	1,899,935	1,310,751
Loss on exercise of warrants	3,745,099	-
Shares issued for services	-	100,000

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,585)	145,301
Accounts payable	47,489	31,982
Other accrued expenses	111,922	179,822
Accrued interest - related parties	54,807	61,455
Cash used in operating activitites	(990,334)	(765,793)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinary and equipment	(5,376)
Cash paid for construction in progress	(206,454)	(171,050)
CASH USED IN INVESTING ACTIVITIES	(211,830)	(171,050)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(7,688)	(6,587)
Repayment line of credit short-term	(5,105)	(2,486)
Notes receivable	239,500	(76,000)
Proceeds from sale of stock	15,400	25,000
Proceeds from issuance of common shares under equity agreement	464,516	-
Proceeds from convertible debentures	977,060	1,072,901
Proceeds from convertible debentures, related party	-	180,000
Payments on convertible debentures	(368,300)	(227,500)
Payments on convertible debentures, related party	-	(92,400)
Cash provided by financing activitites	1,315,383	872,928

NET CHANGE IN CASH	113,219	(63,915)

CASH AT BEGINNING OF YEAR	24,280	88,195

CASH AT END OF YEAR	$137,499	$24,280
	0

INTEREST PAID	$168,543	$109,610

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$1,360,898	$79,304
Notes receivable for convertible debentures	$90,000	$131,200

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

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2019, the Company had a net loss of approximately $7,211,000. At March 31, 2019, the Company had an accumulated deficit of approximately $41,223,000 and a working capital deficit of approximately $3,773,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the 2019 fiscal year, the Company received net cash proceeds of approximately $1,125,000 from the issuance of convertible debentures (including amount received on notes receivable which were issued as collateralization for back end notes), approximately $465,000 from issuance of the Company’s common stock through an equity financing agreement and $15,000 from the sale of the Company’s common stock. Subsequent to March 31, 2019, the Company received $100,000 in net proceeds from one convertible debentures, and $1,500,000 from the issuance of approximately 11,483,000 common shares under the equity financing agreement. (See Note 12). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2019, the Company had approximately $1,097,000 in convertible debentures whose approximately 66,376,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 444,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. Included in the diluted EPS for the year ended March 31, 2018, the Company had approximately $1,293,000 in convertible debentures whose approximately 46,170,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34 - 60% of the defined trading price and approximately 4,625,000 warrants with an exercise price of 45% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2019 and 2018.

The Derivative liabilities are Level 3 fair value measurements.
The following is a summary of activity of Level 3 liabilities during the years ended March 31, 2019 and 2018:

Derivatives
	2019	2018
Derivative liability balance at beginning of period	$3,455,000	$218,000
Additions to derivative liability for new debt	2,090,000	2,213,000
Reclass to equity upon conversion or redemption	(4,068,500)	(576,000)
Change in fair value	(1,319,500)	1,600,000
Balance at end of period	$157,000	$3,455,000

At March 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.21; a risk-free interest rate ranging from 2.41% to 2.63%, and expected volatility of the Company’s common stock ranging from 335.68% to 478.31%, and the various estimated reset exercise prices weighted by probability.

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

Warrant liability
	2019	2018
Warrant liability balance at beginning of period	$277,000	$28,000
Additions to warrant liability for new warrants	-	493,000
Reclass to equity upon exercise	(231,000)	-
Change in fair value	47,000	(244,000)
Balance at end of period	$93,000	$277,000

At March 31, 2019, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.21; a risk-free interest rate of 2.21%, and expected volatility of the Company’s common stock ranging of 285.32%.

At March 31, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.06 a risk-free interest rate ranging from 2.22% to 2.56%, and expected volatility of the Company’s common stock of 358.6%.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2019 and 2018.

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

The consolidated statements of operations reflect depreciation expense of approximately $30,000 and $71,000 for the years ended March 31, 2019 and 2018, respectively.

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

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, and the 2019 fiscal year for the Company. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The Company adopted ASU 2016-02 on January 1, 2019, and the adoption did not have a material impact on the Company’s financial position or results of operations.

  In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 as of April 1, 2018, using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, the Company did not have any material adjustment as of the date of the adoption and adoption had no impact on the Company's consolidated balance sheet, results of operations, equity or cash flows as of the adoption date. The comparative periods have not been restated.

During the year ended March 31, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The short-term note is guaranteed by an officer and director. The balance of the line of credit at both March 31, 2019 and 2018 was $20,193 and $25,298, respectively.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $472,675 and $473,029 at March 31, 2019 and March 31, 2018, respectively, included in non-current liabilities. On April 12, 2019, prior to the renewal, the Company paid $100,000 on the loan.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. The $200,000 line of credit is included in non-current liabilities as of March 31, 2019 and March 31, 2018, with an outstanding balance of $178,778. The lines of credit bear an interest rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both March 31, 2019 and March 31, 2018.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of March 31, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2019 and March 31, 2018.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.50% as of March 31, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at March 31, 2019 and March 31, 2018.

NOTE 4 – BANK LOAN

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. The balance of the CNB Note is $228,759 at March 31, 2019 and $236,413 at March 31, 2018, $7,497 of which was in current liabilities.

NOTE 5 – CONVERTIBLE DEBENTURES

January 2017 Debentures

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

The January debenture is convertible at an original conversion price of $0.35, subject to adjustment if the Company’s common stock trades at a price lower than $0.60 per share during the forty-five day period immediately preceding August 15, 2017, in which case the conversion price is reset to sixty percent of the lowest trade occurring during the twenty-five days prior to the conversion date. Additionally, the conversion price, as well as other terms including interest rates, original issue discounts, warrant coverage, adjusts if any future financings have more favorable terms. The January debenture also has piggyback registration rights.

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

During the three months ended December 31, 2017, the holder converted the remaining $10,000 of the January debentures to shares of common stock of the Company. As a result of the conversion the derivative liability was remeasured immediately prior to the conversion with a fair value of $16,000, with an increase of $4,000 recognized, with the fair value of the derivative liability related to the converted portion being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.10; a risk-free interest rate of 1.46% and expected volatility of the Company’s common stock, of 200.17%, and the various estimated reset exercise prices weighted by probability.

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

March 2017 Debentures

On March 28, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) for the purchase of up to $400,000 in convertible debentures (“March debentures”), due 3 years from issuance. The SPA consists of three separate convertible debentures, the first purchase which occurred at the signing closing date on March 28, 2017, for $100,000 with a purchase price of $90,000 (an OID of $10,000). The second closing is to occur by mutual agreement of the buyer and Company, at any time sixty to ninety days following the signing closing date, for $150,000 with a purchase price of $135,000 (an OID of $15,000). The third closing is to occur sixty to ninety days after the second closing for $150,000 with a purchase price of $135,000 (an OID of $15,000). The SPA also includes a commitment fee to include 100,000 restricted shares of common stock of the Company upon the signing closing date. The commitment shares fair value was calculated as $34,000, based on the market value of the shares of common stock of the Company at the closing date of $0.34, and was recognized as a debt discount. The conversion price’ is fixed at $0.30 for the first 180 days. After 180 days, or in the event of a default, the conversion price becomes the lower of $0.30 or 60% (or 55% based on certain conditions) of the lowest closing bid price for the past 20 days.

On July 5, 2017, the March Debenture was amended. The total principal amount of the convertible debentures issuable under the SPA was reduced to $325,000, for a total purchase price of $292,500, and the second closing was reduced to $75,000 with a purchase price of $67,500. The second closing occurred on July 5, 2017. As a fee in connection with the second closing, the Company issued 75,000 of its restricted shares of common stock of the Company to the debenture holder. The fair value of the fee shares was calculated as $26,625, based on the market value of the shares of common stock of the Company at the closing date of $0.36, which will be recognized as a debt discount and amortized over the life of the note with a 34.4% effective interest rate.

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

July 2017 Debenture

On July 31, 2017, the Company entered into a 5% Securities Purchase Agreement. The agreement calls for the purchase of up to $135,000 in convertible debentures, due 12 months from issuance, with a $13,500 OID (the “July Debentures”). The first closing was for principal of $45,000 with a purchase price of $40,500 (an OID of $4,500), with additional closings at the sole discretion of the holder. On October 2, 2017, the Company entered into a second closing of the July 31, 2017 debenture, in the principal amount of $22,500 for a purchase price of $20,250, with $1,500 deducted for legal fees, resulting in net cash proceeds of $18,750. The July 31 debenture is convertible at a conversion price of 60% of the lowest trading price during the twenty-five days prior to the conversion date, and is also subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company. A further adjustment occurs if the trading price at any time is equal to or lower than $0.10, whereby an additional 10% discount to the market price shall be factored into the conversion rate, as well as an adjustment to occur upon subsequent sales of securities at a price lower than the original conversion price. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is accounted for as a derivative liability.

On February 5, 2018, the Company entered into an amendment to the July Debenture, whereby in exchange for a payment of $6,500 the note holder, except for a conversion of up to 125,000 shares of the Company’s shares of common stock of the Company, would be only entitled to effectuate a conversion under the note on or after March 2, 2018.

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

Additionally, with each tranche under the note, the Company shall issue a warrant to purchase an amount of shares of its common stock equal to the face value of each respective tranche divided by $0.60 as a commitment fee. The Company issued a warrant to purchase 75,000 shares of the Company’s common stock with the first closing, with an exercise price of $0.60. The warrant has an anti-dilution provision for future issuances, whereby the exercise price would reset. The exercise price was adjusted to $0.15 and the warrants issued increased to 300,000, upon a warrant issuance related to a new convertible debenture on September 11, 2017. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. Due to the conversion features on specified notes containing variable conversion prices with no stated floor the warrants were required to be classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.33 at issuance date; a risk-free interest rate of 1.84% and expected volatility of the Company’s common stock, of 316.69%, resulting in a fair value of $25,000. The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with the first closing of the July Debenture, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing. As a result of the exercise, the fair value of the warrants at the date of exercise were reclassed into equity. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.02 at both exercise dates; a risk-free interest rate of 2.73 and 2.77% and expected volatility of the Company’s common stock, of 351.29 and 342.70%, resulting in an aggregate fair value of $150,000.

August 2017 Debenture

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

Additionally, in connection with the debenture the Company also issued 343,750 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $58,438, based on the market value of the shares of common stock of the Company at the closing date of $0.17, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date. On February 22, 2018, in connection with the sale of the note to the January 29, 2019 note holder, 171,965 of the shares were returned to the Company and cancelled. The remaining shares are not required to be returned to the Company, as the note was not redeemed prior to the date 180 days following the issue date.

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

Additionally, in connection with the second closing, the Company also issued 332,500 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $35,877, based on the market value of the shares of common stock of the Company at the closing date of $0.11, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date.

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

In connection with the note, the Company issued 243,333 warrants, exercisable at $0.15, with a five-year term. The exercise price is adjustable upon certain events, as set forth in the agreement, including for future dilutive issuance. The warrants exercise price was subsequently reset to 50% of the market price during the third quarter of fiscal 2018, and the warrants issued increased accordingly. Due to the conversion features on specified notes containing variable conversion prices with no stated floor, , the warrants were required to be classified out of equity as a warrant liability. The Company estimated the fair value of the warrant liability using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.13 at issuance date; a risk-free interest rate of 1.71% and expected volatility of the Company’s common stock, of 276.90%, resulting in a fair value of $32,000.

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

During July and September 2018, in two separate conversions, an additional $20,654 of principal and $3,700 accrued interest of the note was converted into 5,436,049 shares of common stock of the Company. As a result of the conversions in the second quarter of 2019, the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $82,000 recognized, with the fair value of the derivative liability related to the converted portion, of $61,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, $0.01; a risk-free interest rate of 2.00% and expected volatility of the Company’s common stock, of 248.71%, and the various estimated reset exercise prices weighted by probability..

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

During April 2018, in two separate conversions, the remainder of the debenture was fully converted into 2,611,164 shares of common stock of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease of $43,000 recognized, with the fair value of the derivative liability related to the converted portion, of $206,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.06 to $0.08; a risk-free interest rate of 1.73% to 1.82% and expected volatility of the Company’s common stock, of 375.93%, and the various estimated reset exercise prices weighted by probability

October 17, 2017 Debenture

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

During the second quarter of fiscal 2019, in a number of separate conversions, the remainder of the debenture plus accrued interest was fully converted into 4,517,493 shares of common stock of the Company. As a result of the conversions the derivative liability was remeasured immediately prior to the conversions with an overall decrease in the fair value of $15,000 recognized, with the fair value of the remaining derivative liability of $31,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.02; a risk-free interest rate of 2.02% to 2.14% and expected volatility of the Company’s common stock of 193.06 % to 248.71%, and the various estimated reset exercise prices weighted by probability.

November 14, 2017 Debenture

On November 14, 2017, the Company entered into two 8% convertible redeemable notes, in the aggregate principal amount of $112,000, convertible into shares of common stock of the Company, with maturity dates of November 14, 2018. Each note was in the face amount of $56,000, with an original issue discount of $2,800, resulting in a purchase price for each note of $53,200. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $53,200 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note was cancelled on May 15, 2018, based on the trading volume of the Company stock, per the terms of the debenture. The note is convertible at 57% of the lowest of trading price for last 20 days, or lowest closing bid price for last 20 days, with the discount increased to 47% in the event of a DTC chill.

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

December 20, 2017 Debenture

On December 20, 2017, the Company entered into two 8% convertible redeemable notes, in the aggregate principal amount of $240,000, convertible into shares of common stock, of the Company, with the same buyers as the November 14, 2017 debenture. Both notes are due on December 20, 2018. The first note has face amount of $160,000, with a $4,000 OID, resulting in a purchase price of $156,000. The second note has a face amount of $80,000, with an OID of $2,000, for a purchase price of $78,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $78,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on August 20, 2018. The notes are convertible at 60% of the lower of: (i) lowest trading price or (ii) lowest closing bid price, of the Company’s common stock for the last 20 trading days prior to conversion, with the discount increased to 50% in the event of a DTC chill, with the second note not being convertible until the buyer has settled the Buyer Note in cash payment. The Buyer Note was settled on July 11, 2018, for a purchase price of $74,000, net of fees. The Buyer Note is included in Notes Receivable in the accompanying financial statements as of March 31, 2018.

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

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 30 days to 180 days from the date of issuance of the debenture. On August 24, 2018 the outstanding principal and $2,304 in accrued interest of the second note was purchased from the noteholder by a third party, for $71,000. The additional $25,696 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost.

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

During the second fiscal quarter of 2019, in two separate conversions, the holder converted $29,464 of principal into 4,500,000 shares of common stock of the Company. As a result of the conversions the derivative liability related to the second debenture was remeasured immediately prior to the conversions with an overall decrease in the fair value of $63,000 recognized, with the fair value of the derivative liability related to the converted portion, of $30,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.01; a risk-free interest rate of 2.33% to 2.37% and expected volatility of the Company’s common stock, of 223.20%, and the various estimated reset exercise prices weighted by probability.

On November 26, 2018, the holder converted $16,168 of principal into 4,732,902 shares of common stock of the Company. As a result of the conversion the derivative liability related to the second debenture was remeasured immediately prior to the conversion with an overall increase in the fair value of $7,000 recognized, with the fair value of the derivative liability related to the converted portion, of $28,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.01; a risk-free interest rate of 2.41% and expected volatility of the Company’s common stock, of 448.43%, and the various estimated reset exercise prices weighted by probability.

On February 6, 2019, the holder converted the remaining principal balance of approximately $27,000 and accrued interest into 2,542,702 shares of common stock of the Company. As a result of the conversion the derivative liability related to the second debenture was remeasured immediately prior to the conversion with an overall decrease in the fair value of $12,000 recognized, with the fair value of the derivative liability related to the converted portion, of $33,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.28; a risk-free interest rate of 2.31% and expected volatility of the Company’s common stock, of 478.31%, and the various estimated reset exercise prices weighted by probability.

March 20, 2018 Debenture

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a “DTC chill”, the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the shares of common stock of the Company at the closing date of $0.11, and was recognized as part of the debt discount.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the convertible debenture at issuance at $191,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06 at issuance date; a risk-free interest rate of 2.09% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $144,124 (including the fair value of the shares of common stock of the Company issued) was immediately expensed as financing costs.

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

During the fourth quarter of 2019 on two separate occasions, the holder converted $46,759 of principal and $7,142 of accrued interest into 5,670,707 shares of common stock of the Company. As a result of the conversion the derivative liability related to the first debenture was remeasured immediately prior to the conversion with an overall increase in the fair value of $17,000 recognized, with the fair value of the derivative liability related to the converted portion, of $65,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.45 and $0.03; a risk-free interest rate ranging from 2.41% to 2.45% and expected volatility of the Company’s common stock, of 478.31%, and the various estimated reset exercise prices weighted by probability.

March 21, 2018 Debenture

On March 21, 2018, the Company entered into a convertible note for the principal amount of $39,199, which includes an OID of $4,199, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lowest of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The discount is increased upon certain events set forth in the agreement regarding the obtainability of the shares, such as a “DTC chill”. Additionally, if the Company ceases to be a reporting company, or after 181 days the note cannot be converted into freely traded shares, the discount is increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

Additionally, the Company also issued 119,300 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $13,123, based on the market value of the shares of common stock of the Company at the closing date of $0.11, and was recognized as part of the debt discount.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the two convertible debentures at issuance at $89,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06 at issuance date; a risk-free interest rate of 2.09% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $67,123 (including the fair value of the shares of common stock of the Company issued) was immediately expensed as financing costs.

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

During the fourth quarter of 2019, on two separate occasions, the holder converted the remaining principal balance of $43,488 and $1,127 of accrued interest into 4,921,835 shares of common stock of the Company. As a result of the conversion the derivative liability related to the first debenture was remeasured immediately prior to the conversion with an overall increase in the fair value of $20,000 recognized, with the fair value of the derivative liability related to the converted portion, of $95,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.02 and $0.40; a risk-free interest rate of 2.36% and 2.41% and expected volatility of the Company’s common stock, of 448.43% and $478.31%, and the various estimated reset exercise prices weighted by probability.

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

The notes are convertible into shares of the Company’s common stock at a price per share equal to 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a “DTC chill”. The Company has not maintained the required share reservation under the terms of the note agreement. The Back-End note is not convertible until the buyer has settled the Buyer Notes in a cash payment. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture. After 180 days, the note is redeemable, with the holder’s prior written consent, at 150% of the principal and accrued interest balance. During the fourth quarter of 2019, effective as of December 6, 2018, the outstanding principal and accrued interest of the note was purchased from the noteholder by a third party, and replaced with a new convertible debenture with a new principal balance of $210,460 (disclosed below). The additional $85,460 was recognized as financing cost.

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

July 27, 2018 Debenture

On July 27, 2018, the Company entered into two 10% convertible notes in the aggregate principal amount of $186,000, convertible into shares of common stock of the Company, with maturity dates of July 27, 2019. The interest upon an event of default, as defined in the note, is 24% per annum. Each note was in the face amount of $93,000, with $3,000 OID, for a purchase price of $90,000. The first of the notes was paid for by the buyer in cash upon closing, with the other note (“Back-End note”) initially paid for by the issuance of an offsetting $93,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The Buyer Note is due on December 12, 2018. The Back-End note was funded on January 22, 2019, and as it was past the maturity date the Company and the noteholder agreed to the Company returning $43,000 of the payment and the remaining $50,000 principal balance being converted. The interest rate increases to 24% upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. Per the agreement, the Company is required at all times to have authorized and reserved 16,900,000 shares of common stock of the Company. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes.

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

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 136% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 90 days to 180 days from the date of issuance of the debenture. During the fourth quarter of 2019, effective as of December 31, 2018 the outstanding principal and accrued interest of the note was purchased from the noteholder by a third party, and replaced with a new convertible debenture for $135,910 (disclosed below). The additional $42,910 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost.

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

On January 28, 2019, the holder converted the $50,000 of principal of the back end note into 6,561,679 shares of common stock of the Company. As a result of the conversion and the repayment of $43,000 of the principal balance to the noteholder, the derivative liability related to the back-end debenture was remeasured immediately prior to the conversion with an overall increase in the fair value of $20,000 recognized, with the fair value of the derivative liability related to the converted portion, of $180,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.08; a risk-free interest rate of 2.39% and expected volatility of the Company’s common stock, of 374.79%, and the various estimated reset exercise prices weighted by probability.

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

During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. On January 10, 2019 the outstanding principal of $55,000 and accrued interest of $1,974 was purchased from the noteholder by a third party, for $82,612. The additional $25,638 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost.

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

During the fourth fiscal quarter of 2019, in three separate conversions, the holder converted $57,164 of principal into 9,291,354 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall increase in the fair value of $65,000 recognized, with the fair value of the derivative liability related to the converted portion, of $171,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.28 to $0.40; a risk-free interest rate of 2.36% to 2.41% and expected volatility of the Company’s common stock, of 343.98% to 374.79%, and the various estimated reset exercise prices weighted by probability.

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

On January 25, 2019 the outstanding principal of $101,550, plus an additional $56,375 of default principal and $13,695 in accrued interest of the note was purchased from the noteholder by a third party. The additional $70,070 representing the default principal and accrued interest which increased the principal amount due to the new noteholder has been recognized as financing cost.

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

December 6, 2018 Debenture

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $136,799 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $46,000.

December 31, 2018 Debenture

On December 31, 2018, the Company entered into an 10% convertible promissory note for $135,910, which matures on September 30, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $88,342 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $29,000.

January 16, 2019 Debenture

On January 16, 2019, the Company entered into an 10% convertible promissory note for $205,436, with an OID of $18,686, for a purchase price of $186,750, which matures on October 16, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $176,675 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $59,000.

February 4, 2019 Debenture

On February 4, 2019, the Company entered into an 10% convertible promissory note for $85.500, with an OID of $7,500, for a purchase price of $75,000, which matures on November 4, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $85,500 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $28,000.

March 1, 2019 Debenture

On March 1, 2019, the Company entered into an 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which matures on November 1, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $28,000.

The derivative liability arising from all of the above discussed debentures was revalued at March 31, 2019, resulting in an increase of the fair value of the derivative liability of $1,319,500, including upon conversions, for the year ended March 31, 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 1.73% to 2.09%, and expected volatility of the Company’s common stock ranging from 272.06% to 375.93%, and the various estimated reset exercise prices weighted by probability. The derivatives revalued at March 31, 2018, resulted in an increase of the fair value of the derivative liability of $1,616,000, including upon conversions, for the year ended March 31, 2018. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 1.73% to 2.09%, and expected volatility of the Company’s common stock ranging from 272.06% to 375.93%, and the various estimated reset exercise prices weighted by probability.

The warrant liability relating to all of the warrant issuances discussed above was revalued at March 31, 2019, resulting in an increase to the fair value of the warrant liability of $47,000 for the year ended March 31, 2019. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.21; a risk-free interest rate ranging of 2.21%, and expected volatility of the Company’s common stock ranging of 285.32%, and the various estimated reset exercise prices weighted by probability. The warrant liability was remeasured as of March 31, 2018, resulting in an increase to the fair value of the warrant liability of $244,000 for the year ended March 31, 2018. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 2.22% to 2.56%, and expected volatility of the Company’s common stock of 358.6%.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2019 and 2018, the Company had 200,000,000 preferred stock authorized with a par value of $0.0001.

On August 15, 2018, the Company authorized 5,000,000 of their Preferred Stock to be designated as Series A Convertible Preferred Stock (“Series A PS”), with a par value of $0.0001. The Series A PS shall have 60 to 1 voting rights such that each share shall vote as to 60 shares of common stock. The Series A PS holders shall not be entitled to receive dividends, if and when declared by the Board. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A PS shall be entitled to receive out of the assets of the Company the sum of $0.00l per share before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A PS. The Series A PS is convertible, after two years from the date of issuance, with the consent of a majority of the Series A PS holders, into the same number of shares of common stock of the Company as are outstanding at the time.

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

Common Stock

On September 20, 2018, the Company increased their authorized common shares to 900,000,000.

For shares of common stock issued upon conversion of outstanding convertible debentures see Note 5.

On April 12, 2018, the Company sold 220,000 shares of its common stock at $0.077 per share, for a total financing of $15,400.

On February 14, 2019, the Company issued 225,000 shares of its common stock to the original noteholder of the March 20, 2018 convertible debenture. The fair value of the shares of $72,450 based on the market price of $0.32 on the date of issuance, have been recognized as a financing cost.

On May 2, 2017, the Company sold 100,000 shares of its common stock at $0.25 per share, for a total financing of $25,000.

On January 10, 2017, the Company issued 1,000,000 shares to a consultant for services to be rendered over six months. The fair value of the shares of $440,000, based on the market value of the common stock on the date of issuance, was recognized over the term of the agreement, with $220,000 expensed in the year ending March 31, 2018.

The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with the first closing of the July Debenture, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing. (Note 7)

The Company issued 10,000,000 and 6,093,683 shares of their common stock on January 11, 2019 and February 8, 2019, respectively, upon cashless exercise of the warrants granted in connection with the September 11, 2017 Debenture (Note 7).

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

On October 3, 2018, the Company put to GHS for the issuance of 2,814,682 shares of common stock, at $0.0088, for a total of $24,769. On October 22, 2018, the Company put to GHS for the issuance of 3,525,917 shares of common stock, at $0.0048, for a total of $16,924. On November 13, 2018, the Company put to GHS for the issuance of 6,779,397 shares of common stock, at $0.0046, for a total of $31,456. On December 10, 2018, the Company put to GHS for the issuance of 6,880,004 shares of common stock, at $0.0133, for a total of $91,366. On March 25, 2019, the Company put to GHS for the issuance of 2,131,894 shares of common stock, at $0.141, for a total of $300,000.

NOTE 7 – OPTIONS AND WARRANTS

The Company has not granted any options since inception.

The Company has granted approximately 424,000 warrants (prior to adjustments based on subsequent dilutive issuances) in connection with convertible debentures (Note 5).

The Company issued 10,000,000 and 6,093,683 shares of their common stock on January 11, 2019 and February 8, 2019, respectively, upon cashless exercise of the warrants granted in connection with the September 11, 2017 Debenture. The Company issued approximately 13,078,000 additional shares upon the cashless exercise, and as such, based on the fair value of the common shares of the Company, recognized a loss on exercise of approximately $3,745,000.

The Company issued 6,719,925 and 4,494,347 shares of their common stock on July 17, 2018 and August 28, 2018, respectively, with a fair value of $150,000, upon cashless exercise of the warrants granted in connection with the July 31, 2017 Debenture.

In the year ended March 31, 2018, 323,333 (after adjustment) common shares of the Company were exercised, with a fair value of $67,000 upon exercise.

As of March 31, 2019, there are 444,000 (after adjustment) remaining warrants outstanding, which expire on January 31, 2022, with an exercise price of 45% of the market value of the common shares of the Company on the date of exercise.

NOTE 8 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet as of March 31, 2019 is approximately $217,000 owing to the Chief Executive Officer of the Company, approximately $69,000 owing to the President of the Company, and approximately $96,000, owing to a key employee.

Notes Payable – Related Parties

On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (the “affiliate”), for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30. As of March 31, 2018, the Company has paid $52,400 on this note, with $87,600 remaining outstanding as of March 31, 2019 and March 31, 2018.

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

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of March 31, 2019 and March 31, 2018 the outstanding balance is approximately $736,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at March 31, 2019 and 2018 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At March 31, 2019 and 2018, accrued interest payable was $241,032 and $206,920, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011. In addition, the Company issued 100,000 shares of common stock for consideration. The shares were valued at the date of issuance at fair market value. The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note. The assignment of a value to the shares resulted in a financing fee being recorded for the same amount. The note is unsecured. The balance of the note at March 31, 2019 and 2018 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets. Interest expense on the note was $3,000 and $3,000 during the years ended March 31, 2019 and 2018, respectively.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at March 31, 2019 and 2018 was $104,647 and is classified as a current liability on the consolidated balance sheets.

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

The components of income tax expense for the years ended March 31, 2019 and 2018 consist of the following:

	2019	2018
Federal Tax statutory rate	21.00%	34.00%
Permanent differences	10.23%	7.86%
Valuation allowance	(31.23)%	(41.86)%
Effective rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of March 31, 2019 and 2018 are summarized below. The calculations presented below at March 31, 2019 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,126,000	$637,000
Deferred tax benefit	287,000	408,000
Total deferred tax asset	1,413,000	1,045,000
Valuation allowance	(1,413,000)	(1,045,000)
	$-	$-

As of March 31, 2019, the Company had approximately $5,645,000 of federal net operating loss carry forwards. These carry forwards, if not used, will begin to expire in 2028. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $368,000 in the year ended March 31, 2019.

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

NOTE 10 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2019, and 2018, the Company’s cash balance did not exceed FDIC coverage.

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

Vista Capital Investments, LLC

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant (the “Vista Warrant”) issued by the Company to Vista Capital Investments, LLC (“Vista”). Vista alleges that the Company failed to issue certain shares of the Company’s common stock as was required under the terms of the Vista Warrant. Vista is currently seeking money damages in the approximate amount of $7,000,000, which the Company believes is unwarranted and excessive, as well as costs and reimbursement of expenses. As of the date hereof, no hearing has been scheduled, but the Company is vigorously defending itself against these claims, preparing a counter-claim against Vista and taking such other appropriate action, in addition to seeking for other costs and relief as may be appropriate.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to year end, the Company has converted approximately $19,000 of their outstanding convertible debt as of March 31, 2019 and approximately $11,000 of accrued interest, into 3,000,000 shares of the Company’s common stock.

On April 9, 2019, the Company put to GHS for the issuance of 2,118,645 shares of common stock, at $0.14, for a total of $300,000. On April 23, 2019, the Company put to GHS for the issuance of 2,071,824 shares of common stock, at $0.14, for a total of $300,000. On May 6, 2019, the Company put to GHS for the issuance of 2,192,983 shares of common stock, at $0.14, for a total of $300,000. On May 21, 2019, the Company put to GHS for the issuance of 2,038,044 shares of common stock, at $0.15, for a total of $300,000. On May 31, 2019, the Company put to GHS for the issuance of 3,061,225 shares of common stock, at $0.10, for a total of $300,000.

On April 17, 2019, the Company entered into an 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.