Form 10-Q
period 2019-06-30
NaturalShrimp Inc
filed 2019-08-14
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15150 Preston Road, Suite #300 Dallas, Texas	75248
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474
(Registrant’s telephone number, including area code)

N/A
(Former address)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2019, there were 323,516,074 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$818,174	$137,499
Notes receivable	1,700	1,700
Inventory	4,200	4,200
Prepaid expenses	54,933	35,286

Total current assets	879,007	178,685

Fixed assets
Land	202,293	202,293
Buildings	1,378,546	1,328,161
Machinery and equipment	951,859	934,621
Autos and trucks	14,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,334,853)	(1,322,609)

Fixed assets, net	1,233,968	1,178,589

Other assets
Construction-in-process	607,504	377,504
Right of Use asset	275,400	-
Deposits	20,633	10,500

Total other assets	903,537	388,004

Total assets	$3,016,512	$1,745,278

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$566,697	$576,028
Accrued interest - related parties	341,184	295,184
Other accrued expenses	662,243	609,243
Short-term Promissory Note and Lines of credit	687,887	139,418
Current maturities of bank loan	226,765	228,725
Current maturities of convertible debentures, less debt discount of $355,206 and $511,640	727,282	494,451
Convertible debentures, related party	87,600	87,600
Notes payable - related parties	1,271,162	1,271,162
Derivative liability	141,000	157,000
Warrant liability	93,000	93,000

Total current liabilities	4,804,820	3,951,811

Lines of credit	-	650,453
Lease Liability	275,400	-

Total liabilities	5,080,220	4,602,264

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2019 and March 31, 2019	500	500
Common stock, $0.0001 par value, 900,000,000 shares authorized, 316,254,147 and 301,758,293 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	31,625	30,177
Additional paid in capital	39,922,882	38,335,782
Accumulated deficit	(42,018,715)	(41,223,445)

Total stockholders' deficit	(2,063,708)	(2,856,986)

Total liabilities and stockholders' deficit	$3,016,512	$1,745,278

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the 3 Months ended
	June 30, 2019	June 30, 2018

Sales	$-	$-

Operating expenses:
Facility operations	124,524	20,985
General and administrative	84,994
Rent	4,066
Salaries and Wages	109,510
Stock Compensation	-
Professional services	60,796

General and administrative	259,366	223,025
Depreciation and amortization	12,244	17,726

Total operating expenses	396,134	261,736

Net loss from operations	(396,134)	(261,736)

Other income (expense):
Interest expense	(62,488)	(68,219)
Amortization of debt discount	(221,379)	(343,454)
Financing costs	(81,269)	(608,699)
Change in fair value of derivative liability	16,000	232,000
Change in fair value of warrant liability	-	(47,000)
Loss on warrant settlement	(50,000)	-

Total other income (expense)	(399,136)	(835,372)

Loss before income taxes	(795,270)	(1,097,108)

Provision for income taxes	-	-

Net loss	$(795,270)	$(1,097,108)

EARNINGS PER SHARE (Basic and diluted)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	308,558,080	112,720,679

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Preferred stock		Common stock		Additional paid in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	deficit	deficit

Balance April 1, 2019	5,000,000	500	301,758,293	30,177	38,335,782	(41,223,445)	(2,856,986)

Issuance of shares under equity financing agreement			11,482,721	1,148	1,498,852		1,500,000
Issuance of shares upon conversion			3,000,000	300	29,700		30,000
Beneficial conversion feature					58,548		58,548

Net loss						(795,270)	(795,270)

Balance June 30, 2019	5,000,000	$500	316,241,014	$31,625	$39,922,882	$(42,018,715)	$(2,063,708)

	Preferred stock		Common stock		Additional paid in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	deficit	deficit

Balance April 1, 2018	-	$-	97,656,095	9,766	27,743,352	(34,012,864)	(6,259,746)

Issuance of shares for cash			220,000	22	15,378		15,400
Issuance of shares upon conversion			37,887,704	3,789	511,932		515,721
Reclass of derivative liability upon conversion or redemption of related convertible debentures					1,305,000		1,305,000

Net loss						(1,097,108)	(1,097,108)

Balance June 30, 2018	-	-	135,763,799	13,577	29,575,662	(35,109,972)	(5,520,733)

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the 3 Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(795,270)	$(1,097,108)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	12,244	17,726
Amortization of debt discount	221,379	343,454
Change in fair value of derivative liability	(16,000)	(232,000)
Change in fair value of warrant liability	-	47,000
Financing costs related to convertible debentures	-	608,700

Changes in operating assets and liabilities:
Inventory	-	(4,200)
Prepaid expenses and other current assets	(19,647)	4,024
Deposits	(10,133)	-
Accounts payable	(9,331)	63,793
Other accrued expenses	53,000	37,448
Accrued interest - related parties	46,000	50,587

Cash used in operating activitites	(517,758)	(160,576)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(67,623)	(5,350)
Cash paid for construction in progress	(230,000)	(68,527)

CASH USED IN INVESTING ACTIVITIES	(297,623)	(73,877)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(1,960)	(1,862)
Repayment line of credit short-term	(101,984)	-
Proceeds from sale of stock	-	15,400
Proceeds from issuance of common shares under equity agreement	1,500,000	-
Proceeds from convertible debentures	100,000	221,050

Cash provided by financing activitites	1,496,056	234,588

NET CHANGE IN CASH	680,675	135

CASH AT BEGINNING OF PERIOD	137,499	24,280

CASH AT END OF PERIOD	$818,174	$24,415
	0

INTEREST PAID	$16,488	$19,287

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$30,000	$515,750
Notes receivable for convertible debentures	$-	$55,000

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that allows it to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Its initial production facility is located outside of San Antonio, Texas.

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2019, the Company had a net loss of approximately $795,000. At June 30, 2019, the Company had an accumulated deficit of approximately $42,019,000 and a working capital deficit of approximately $3,926,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2019, the Company received net cash proceeds of approximately $100,000 from the issuance of convertible debentures and approximately $1,500,000 from the issuance of approximately 11,483,000 common shares of the Company’s common stock through an equity financing agreement. Subsequent to June 30, 2019, the Company $274,000 from the issuance of approximately 3,262,000 common shares under the equity financing agreement. (See Note 10). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended June 30, 2019 and 2018 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2019.

The condensed consolidated balance sheet at March 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2019, the Company had approximately $1,168,000 in convertible debentures whose approximately 40,269,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 444,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30, 2018, the Company had approximately $1,117,000 in principal on convertible debentures whose approximately 98,689,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34% - 61% of the defined trading price and approximately 18,227,000 warrants with an exercise price of 50% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2019 and March 31, 2019.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2019 and 2018:

Derivatives
	2019	2018
Derivative liability balance at beginning of period	$157,000	$3,455,000
Additions to derivative liability for new debt	--	882,000
Reclass to equity upon conversion or redemption	--	(1,305,000)
Change in fair value	(16,000)	(232,000)
Balance at end of period	$141,000	$2,800,000

At June 30, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 2.12%, and expected volatility of the Company’s common stock of 110.05%, and the various estimated reset exercise prices weighted by probability.

At June 30, 2018, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.02; a risk-free interest rate ranging from 1.93% to 2.339%, and expected volatility of the Company’s common stock ranging from 248.71% to 321.92%, and the various estimated reset exercise prices weighted by probability.

Warrant liability
	2019	2018
Warrant liability balance at beginning of period	$92,000	$277,000
Reclass to equity upon exercise	-	(150,000)
Change in fair value	-	47,000
Balance at end of period	$92,000	$174,000

At June 30, 2019, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 1.71%, and expected volatility of the Company’s common stock ranging of 268.05%.

At June 30, 2018, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.02 a risk-free interest rate of 2.73%, and expected volatility of the Company’s common stock of 351.3%.

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

Concentration of Credit Risk

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2019 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2019, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The consolidated statements of operations reflect depreciation expense of approximately $12,000 and $18,000 for the three months ended June 30, 2019 and 2018, respectively.
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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The Company adopted ASU 2016-02 on April 1, 2019, and the adoption resulted in the recognition of a Right of Use Asset (“ROU”) and a Lease Liability for a new equipment lease entered into on June 24, 2019 (Note 8).

During the three months ended June 30, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The short-term note is guaranteed by an officer and director. The balance of the note at June 30, 2019 and March 31, 2019 was $18,209 and $20,193, respectively.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On April 12, 2019, prior to the renewal, the Company paid $100,000 on the loan. The balance of the line of credit is $372,675 and $472,675 at June 30, 2019 and March 31, 2019, respectively.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. The lines of credit bear interest at a rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both June 30, 2019 and March 31, 2019.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of June 30, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2019 and March 31, 2019.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.50% as of June 30, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2019 and March 31, 2019.

NOTE 4 – BANK LOAN

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. The balance of the CNB Note is $226,765 at June 30, 2019 and $228,759 at March 31, 2019 and $236,413, $7,497 of which was in current liabilities.

NOTE 5 – CONVERTIBLE DEBENTURES

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

On January 25, 2019 the outstanding principal of $101,550, plus an additional $56,375 of default principal and $13,695 in accrued interest of the note was purchased from the noteholder by a third party. The new balance outstanding as of June 30, 2019 is $171,620.

The derivative liability arising from all of the above discussed debentures was revalued at June 30, 2019, resulting in an increase of the fair value of the derivative liability of $16,000 for the three months ended June 30, 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate of 2.12%, and expected volatility of the Company’s common stock ranging of 110.05%, and the various estimated reset exercise prices weighted by probability. The derivatives revalued at June 30, 2018, resulted in an increase of the fair value of the derivative liability of $232,000, including upon conversions, for the three months ended June 30, 2018. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.02; a risk-free interest rate ranging from 1.93% to 2.33%, and expected volatility of the Company’s common stock ranging from 248.71% to 321.92%, and the various estimated reset exercise prices weighted by probability.

December 6, 2018 Debenture

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $136,799 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $46,000.

On June 27, 2019 the holder converted $30,000 of principal into 3,000,000 shares of common stock of the Company.

December 31, 2018 Debenture

On December 31, 2018, the Company entered into an 10% convertible promissory note for $135,910, which matures on September 30, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $88,342 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $29,000.

January 16, 2019 Debenture

On January 16, 2019, the Company entered into an 10% convertible promissory note for $205,436, with an OID of $18,686, for a purchase price of $186,750, which matures on October 16, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $176,675 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $59,000.

February 4, 2019 Debenture

On February 4, 2019, the Company entered into an 10% convertible promissory note for $85.500, with an OID of $7,500, for a purchase price of $75,000, which matures on November 4, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $85,500 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $28,000.

March 1, 2019 Debenture

On March 1, 2019, the Company entered into an 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which matures on November 1, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $50,000.

April 17, 2019 Debenture

On April 17, 2019, the Company entered into an 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $20,000.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2019 and March 31, 2019, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares Series A preferred stock are authorized and outstanding.

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

During the three months ended June 30, 2019, the Company put to GHS for the issuance of 11,482,721 shares of common stock for a total of $1,500,000.

Options and Warrants

The Company has not granted any options since inception.

The Company has granted approximately 424,000 warrants (prior to adjustments based on subsequent dilutive issuances) in connection with convertible debentures (Note 5).

As of March 31, 2019, there are 444,000 (after adjustment) remaining warrants to purchase shares of common stock outstanding, classified as a warrant liability, which expire on January 31, 2022, with an exercise price of 45% of the market value of the common shares of the Company on the date of exercise.

The warrant liability was revalued at June 30, 2019, resulting in no change to the fair value of the warrant liability for the three months ended June 30, 2019. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate of 2.21%, and expected volatility of the Company’s common stock ranging of 285.32%, and the various estimated reset exercise prices weighted by probability. The warrant liability was remeasured as of June 30, 2018, resulting in an increase to the fair value of the warrant liability of $47,000 for the three months ended June 30, 2018. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.02; a risk-free interest rate ranging from 1.89% to 2.73%, and expected volatility of the Company’s common stock of 351.3%.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet as of June 30, 2019 is approximately $217,000 owing to the Chief Executive Officer of the Company, approximately $69,000 owing to the President of the Company, and approximately $96,000 owing to a key employee.

Notes Payable – Related Parties

On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (the “affiliate”), for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30. As of March 31, 2018, the Company has paid $52,400 on this note, with $87,600 remaining outstanding as of June 30, 2019 and March 31, 2019. Subsequent to the period end, on July 26, 2019, the Company paid $47,000 on this note, leaving $40,600 remaining outstanding on the note.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of June 30, 2019 and March 31, 2019 the outstanding balance is approximately $736,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at June 30, 2019 and March 31, 2019 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At June 30, 2019 and March 31, 2019, accrued interest payable was $249,560 and $241,032, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011, and is currently in default. In addition, the Company issued 100,000 shares of common stock for consideration. The shares were valued at the date of issuance at fair market value. The value assigned to the shares of $50,000 was recorded as increase in common stock and additional paid-in capital and was limited to the value of the note. The assignment of a value to the shares resulted in a financing fee being recorded for the same amount. The note is unsecured. The balance of the note at June 30, 2019 and March 31, 2019 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2019 and March 31, 2019 was $104,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 8 – LEASE

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term is for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight line basis, over the life of the lease.

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

Vista Capital Investments, LLC

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant (the “Vista Warrant”) issued by the Company to Vista Capital Investments, LLC (“Vista”). Vista alleges that the Company failed to issue certain shares of the Company’s common stock as was required under the terms of the Vista Warrant. Vista is currently seeking money damages in the approximate amount of $7,000,000, which the Company believes is unwarranted and excessive, as well as costs and reimbursement of expenses. As of the date hereof, no hearing has been scheduled, but the Company is vigorously defending itself against these claims, preparing a counter-claim against Vista and taking such other appropriate action, in addition to seeking for other costs and relief as may be appropriate. The Company is currently in discussions with Vista and has accrued $50,000 for the settlement of this complaint, which is recognized as “loss on warrant settlement” on the accompanying Statement of Operations in the three months ended June 30, 2019

NOTE 10 – SUBSEQUENT EVENTS.

Sales of Common Stock

On July 2, 2019, the Company put to GHS for the issuance of 3,261,925 shares of common stock, at $0.09, for a total of $274,000.

Issuance of Common Stock under Convertible Notes

On July 18, 2019, the Company issued 4,000,000 shares of common stock upon the conversion of $40,000 of principal and interest of convertible notes to GHS.

Contingent Events

On August 5, 2019, the Company received a formal notice from the Texas Parks and Wildlife Department for the Company’s facility in La Coste, Texas due to the detection of IHHNV, a viral disease of Pacific white shrimp, from two Postlarvae (“PL”) shipments from the Company’s Texas hatchery supplier in March and April of this year. At the time of receipts of such shipments from the hatchery in March and April, the Company was notified by its supplier that the shipments were virus free. Based on the Company’s quality control procedures during the course of the shrimp farming process in the Company’s tanks and, in this case the slower than normal growth rate indicating possible compromise, the Company undertook to have lots independently tested by the University of Arizona Pathology Laboratory in Tucson. Based on those tests, IHHNV was detected and the Company’s facility was placed under quarantine until further notice by Texas Parks and Wildlife Department and the United States Department of Agriculture/Animal and Plant Health Inspection Service. Such quarantine notice also imposes no discharge of any culture water to state waters (creeks, rivers, streams, bays) and no sales of any shrimp until further notice. The Company’s system of tanks prevents crossover contamination in order to quickly begin restocking of PL shrimp from a different hatchery beginning in August in different tanks. Such orders have been placed and are expected to be placed into production as soon as inspection is passed and the quarantine has been lifted. Furthermore, the Company has enhanced its system to include nursery tanks that will allow the Company to evaluate the health of the shrimp through much earlier testing in its quality control process. While the Company expects to incur costs associated with the proper disposal of such batches, it does not expect it to be material. Furthermore, the Company expects that it will also recover certain of these costs from its Texas hatchery supplier.

$5,000,000 Preferred Equity Offering Initiated with GHS Investments, LLC

On August 7, 2019, the Company entered into a Securities Purchase Agreement with GHS Investments, LLC for the purchase of up to 5,000 shares of Series C Preferred Stock (the “Preferred Stock”) at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5000 shares of Preferred Stock are purchased (the “GHS SPA”). As of the date of this filing, the GHS SPA had not yet been funded and is therefore not effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 1, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries: NaturalShrimp Corporation (“NSC”), NaturalShrimp Global, Inc. (“NS Global”) and Natural Aquatic Systems, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History

We were incorporated in the State of Nevada on July 3, 2008 under the name “Multiplayer Online Dragon, Inc.” Effective November 5, 2010, we effected an 8-for-1 forward stock split, increasing the issued and outstanding shares of our common stock from 12,000,000 shares to 96,000,000 shares. On October 29, 2014, we effected a 1-for-10 reverse stock split, decreasing the issued and outstanding shares of our common stock from 97,000,000 to 9,700,000.

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

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June 2018 by RGA Labs. After quarantine is lifted on our Texas facility, we expect to use our first harvests to market, sample, and refine production specifications through our third and fourth calendar quarters of 2019–.

Events Subsequent to the Quarter Ended June 30, 2019

On August 5, 2019, the Company received a formal notice from the Texas Parks and Wildlife Department for the Company’s facility in La Coste, Texas due to the detection of IHHNV, a viral disease of Pacific white shrimp, from two Postlarvae (“PL”) shipments from the Company’s Texas hatchery supplier in March and April of this year. At the time of receipts of such shipments from the hatchery in March and April, the Company was notified by its supplier that the shipments were virus free. Based on the Company’s quality control procedures during the course of the shrimp farming process in the Company’s tanks and, in this case the slower than normal growth rate indicating possible compromise, the Company undertook to have lots independently tested by the University of Arizona Pathology Laboratory in Tucson. Based on those tests, IHHNV was detected and the Company’s facility was placed under quarantine until further notice by Texas Parks and Wildlife Department and the United States Department of Agriculture/Animal and Plant Health Inspection Service. Such quarantine notice also imposes no discharge of any culture water to state waters (creeks, rivers, streams, bays) and no sales of any shrimp until further notice. The Company’s system of tanks prevents crossover contamination in order to quickly begin restocking of PL shrimp from a different hatchery beginning in August in different tanks. Such orders have been placed and are expected to be placed into production as soon as inspection is passed and the quarantine has been lifted. Furthermore, the Company has enhanced its system to include nursery tanks that will allow the Company to evaluate the health of the shrimp through much earlier testing in its quality control process. While the Company expects to incur costs associated with the proper disposal of such batches, it does not expect it to be material. Furthermore, the Company expects that it will also recover certain of these costs from its Texas hatchery supplier.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in six to nine months, we do not expect them to be significant at that time.

Expenses

Our expenses for the three months ended June 30, 2019 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018

Facility operations	$124,524	$20,985
Salaries and related expenses	109,510	103,941
Rent	4,066	3,281
Professional fees	60,796	59,004
Other general and administrative expenses	84,994	56,799
Depreciation	12,244	17,726
Total	$396,134	$261,736

Operating expenses for the three months ended June 30, 2019 were $396,134, representing an increase of 51% compared to operating expenses of $261,736 for the same period in 2018. The overall increase in expenses is mainly the result an increase in facility operations, as the Company is progressing with their testing and planning to begin commercial operations, as well as $14,000 in general and administrative costs related to consulting fees. Depreciation expense decreased as many of the fixed assets currently in use have become fully depreciated, and the fixed assets related to the facility are still in construction in progress and depreciation has not yet begun on these assets.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2019, we had cash on hand of approximately $818,000 and a working capital deficiency of approximately $3,926,000. as compared to cash on hand of approximately $137,000 and a working capital deficiency of approximately $3,773,000 as of March 31, 2019. The increase in working capital deficiency for the three months ended June 30, 2019 is mainly due to the increase in cash on hand in current assets, and an increase in the current maturity of the bank loan, discussed in further detail below, in current liabilities.

Working Capital Deficiency

Our working capital deficiency as of June 30, 2019, in comparison to our working capital deficiency as of March 31, 2019, can be summarized as follows:

	June 30,	March 31,
	2019	2019
Current assets	$879,007	$178,685
Current liabilities	4,804,820	3,951,811
Working capital deficiency	$3,925,813	$3,773,126

The increase in current assets is mainly due to the increase of approximately $681,000 in cash on hand, which is a result of the cash received in funding through the equity financing agreement and new convertible debentures. The increase in current liabilities is primarily due to the entire balance of the bank loan and lines of credit now being current, as the outstanding balances are now due April 2020 or prior. Additionally, there is an increase of approximately $233,000 in the convertible debenture balance due to the new convertible debenture and the amortization of the existing debt discounts.

Cash Flows

Our cash flows for the three months ended June 30, 2019, in comparison to our cash flows for the three months ended June 30, 2018, can be summarized as follows:

	Three Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(517,758)	$(160,576)
Net cash used in investing activities	(297,623)	(73,877)
Net cash provided by financing activities	1,496,056	234,588
Increase in cash	$680,675	$135

The increase in net cash used in operating activities in the three months ended June 30, 2019, compared to the same period in 2018, mainly relates to the approximate $300,000 decrease in the net loss for the period as compared to the same period in the prior fiscal year, and the decrease in the gain on the change in fair value of the derivative of approximately $216,000, as well as the expenses in the prior year for the excess financing costs related to the convertible debentures of approximately $609,000 and the change in fair value of the warrant liability of $47,000, which do not occur in the current period.

The net cash used in investing activities in the three months ended June 30, 2019 included an increase in costs paid on construction in process on the new facility as compared to the same period in 2018, and the purchase of some machinery and equipment.

The net cash provided by financing activities increased between periods, with the increased cash provided by financing activities primarily arising from the additional proceeds received from the equity financing agreement of $1,500,000 during the three months ended June 30, 2019, offset by a decrease in proceeds for new convertible debentures during fiscal 2019 as compared to fiscal 2018 and by payments made on the credit line in fiscal 2019.

Our cash position was approximately $818,000 as of June 30, 2019. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2020, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The short-term note is guaranteed by an officer and director. The balance of the note at June 30, 2019 and March 31, 2019 was $18,209 and $20,193, respectively.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On April 12, 2019, prior to the renewal, the Company paid $100,000 on the loan. The balance of the line of credit is $372,675 and $472,675 at June 30, 2019 and March 31, 2019, respectively.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. The lines of credit bear an interest rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both June 30, 2019 and March 31, 2019.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of March 31, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2019 and March 31, 2019.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.5% as of March 31, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2019 and March 31, 2019.

Bank Loan

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and is also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. The balance of the CNB Note is $226,765 at June 30, 2019 and $228,759 at March 31, 2019 and $236,413, $7,497 of which was in current liabilities.

Convertible Debentures

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. On June 27, 2019 the holder converted $30,000 of principal into 3,000,000 shares of common stock of the Company.

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

On January 16, 2019, the Company entered into an 10% convertible promissory note for $205,436.60, with an OID of $18,6867, for a purchase price of $186,750.55, which matures on October 16, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any issue new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities.

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

Following effectiveness of the Registration Statement, the Company has the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $300,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $7,000,000 worth of Common Stock under the terms of the Equity Financing Agreement. Additionally, in accordance with the Equity Financing Agreement, the Company shall issue GHS a promissory note in the principal amount of $15,000 to offset transaction costs (the “Note”). The Note bears interest at the rate of 8% per annum, is not convertible and is due 180 days from the issuance date of the Note. Through the year ended March 31, 2019, the Company put to GHS for the issuance of approximately 22,132,000 shares of common stock, for a total of approximately $465,000.

During the three months ended June 30, 2019, the Company put to GHS for the issuance of 11,482,721 shares of common stock for a total of $1,500,000. On July 2, 2019, the Company put to GHS for the issuance of 3,261,925 shares of common stock, at $0.09, for a total of $300,000.

Shareholder Note Payable

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. As of March 31, 2019, the Company has paid $52,400 on this note, with $87,600 remaining outstanding as of March 31, 2019. Subsequent to the period end, on July 26, 2019, the Company paid $47,000 on this note, leaving $40,600 remaining outstanding on the note.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to June 30, 2019 of approximately $42,019,000 as well as negative cash flows from operating activities of approximately $518,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to year end we have raised $274,000 from the issuance of shares of common stock under the equity financing agreement. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2019 and March 31, 2019.

The Derivative and warrant liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2019, the Company had approximately $1,168,000 in convertible debentures whose approximately 40,269,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 444,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30, 2018, the Company had approximately $1,117,000 in principal on convertible debentures whose approximately 98,689,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34% - 61% of the defined trading price and approximately 18,227,000 warrants with an exercise price of 50% to 57% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2019.

Recently Issued Accounting Standards

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company adopted ASU 2016-02 on April 1, 2019, and the adoption resulted in the recognition of a Right of Use Asset (“ROU”) and a Lease Liability for a new equipment lease entered into on June 24, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2019, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2019, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Except as described below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant (the “Vista Warrant”) issued by the Company to Vista Capital Investments, LLC (“Vista”). Vista alleges that the Company failed to issue certain shares of the Company’s common stock as was required under the terms of the Vista Warrant. Vista is currently seeking money damages in the approximate amount of $7,000,000, which the Company believes is unwarranted and excessive, as well as costs and reimbursement of expenses. As of the date hereof, no hearing has been scheduled, but the Company is vigorously defending itself against these claims, preparing a counter-claim against Vista and taking such other appropriate action, in addition to seeking for other costs and relief as may be appropriate. The Company is currently in discussions with Vista and has accrued $50,000 for the settlement of this complaint, which is recognized as “loss on warrant settlement” on the accompanying Statement of Operations in the three months ended June 30, 2019.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended March 31, 2019, as filed with SEC on July 1, 2019, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
(10)	Material Agreements
10.1*	10% Convertible Promissory Note dated Arpil 17 2019 with GHS Investmenst LLC
10.2*	Securities Purchase Agreement dated April 17, 2019 with GHS Investments LLC
10.3*	Services, Consumables, Equipment Lease Agreement dated June 6, 2019 with Hydrenesis Aquaculture, LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Bill G. Williams
Bill G. Williams
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2019

By: /s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2019