Form 10-Q
period 2019-12-31
NaturalShrimp Inc
filed 2020-02-13
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

As of February 11, 2020, there were 369,096,888 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$582,990	$137,499
Notes receivable	1,700	1,700
Inventory	4,200	4,200
Prepaid expenses	126,929	35,286

Total current assets	715,819	178,685

Fixed assets
Land	202,293	202,293
Buildings	1,645,454	1,328,161
Machinery and equipment	1,224,118	934,621
Autos and trucks	19,063	14,063
Furniture and fixtures	22,060	22,060
Accumulated depreciation	(1,364,130)	(1,322,609)

Fixed assets, net	1,748,858	1,178,589

Other assets
Construction-in-process	919,239	377,504
Right of Use asset	252,140	-
Deposits	20,633	10,500

Total other assets	1,192,012	388,004

Total assets	$3,656,689	$1,745,278

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$632,030	$576,028
Accrued interest - related parties	284,624	295,184
Other accrued expenses	769,897	609,243
Short-term Promissory Note and Lines of credit	679,083	139,418
Bank loan	222,736	228,725
Current maturities of convertible debentures, less debt discount of $61,382 and $511,640, respectively	629,233	494,451
Convertible debentures, related party	18,600	87,600
Notes payable - related parties	1,271,162	1,271,162
Derivative liability	130,000	157,000
Warrant liability	93,000	93,000

Total current liabilities	4,730,365	3,951,811

Lines of credit	-	650,453
Lease Liability	252,140	-

Total liabilities	4,982,505	4,602,264

Commitments and contingencies (Note 9)

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2019 and March 31, 2019	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 1,250 and 0 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 354,116,535 and 301,758,293 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	35,411	30,177
Additional paid in capital	42,434,545	38,335,782
Accumulated deficit	(43,744,909)	(41,223,445)
	(1,274,453)	(2,856,986)

Non-controlling interest in NAS	(51,363)	-

Total stockholders' deficit	(1,325,816)	(2,856,986)

Total liabilities and stockholders' deficit	$3,656,689	$1,745,278

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

Sales	$-	$-	$-	$-

Operating expenses:
Facility operations	41,375	22,479	180,934	66,442
General and administrative	306,834	223,821	944,571	654,119
Research and development	101,500	-	101,500	-
Depreciation and amortization	15,958	17,726	41,521	53,171

Total operating expenses	465,667	264,026	1,268,526	773,732

Net loss from operations	(465,667)	(264,026)	(1,268,526)	(773,732)
		76.4%		63.9%
Other income (expense):
Interest expense	(40,820)	(68,634)	(160,351)	(205,561)
Amortization of debt discount	(38,831)	(342,724)	(515,204)	(1,051,707)
Financing costs	(53,528)	(77,390)	(217,746)	(1,361,735)
Change in fair value of derivative liability	58,000	(211,500)	19,000	1,116,500
Change in fair value of warrant liability	-	-	-	(47,000)
Loss on warrant settlement	-	-	(50,000)	-

Total other income (expense)	(75,179)	(700,248)	(924,301)	(1,549,503)

Loss before income taxes	(540,846)	(964,274)	(2,192,827)	(2,323,235)

Provision for income taxes	-	-	-	-

Net loss	(540,846)	(964,274)	(2,192,827)	(2,323,235)

Less net loss attributable to non-controlling interest	(51,363)	-	(51,363)	-

Net loss attributable to Natural Shrimp Inc.	(489,483)	(964,274)	(2,141,464)	(2,323,235)

Amoritzation of beneficial conversion feature on Series B PS	(380,000)	-	(380,000)	-

Net loss available for common stockholders	$(869,483)	$(964,274)	$(2,521,464)	$(2,323,235)

EARNINGS PER SHARE (Basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	345,260,292	165,284,849	326,835,226	129,672,152

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid in	Accumulated	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	interest	deficit

Balance April 1, 2019	5,000,000	$500	-	$-	301,758,293	$30,177	$38,335,782	$(41,223,445)	-	$(2,856,986)

Issuance of shares under equity financing agreement					11,482,721	1,148	1,498,852			1,500,000
Issuance of shares upon conversion					3,000,000	300	29,700			30,000
Beneficial conversion feature							58,548			58,548

Net loss								(795,270)	-	(795,270)

Balance June 30, 2019	5,000,000	$500	-	$-	316,241,014	$31,625	$39,922,882	$(42,018,715)	$-	$(2,063,708)

Purchase of Series B Preferred shares			250	-			250,000			250,000
Issuance of shares upon conversion					14,000,000	1,400	138,600			140,000
Issuance of shares under equity financing agreement					3,275,060	326	273,675			274,001

Net loss								(856,711)	-	(856,711)

Balance September 30, 2019	5,000,000	$500	250	$-	333,516,074	$33,351	$40,585,157	$(42,875,426)	$-	$(2,256,418)
						(3,786)	(2,511,663)	(1,726,194)

Purchase of Series B Preferred shares			1,250	-			1,250,000			1,250,000
Issuance of shares upon conversion					20,600,461	2,060	211,388			213,448
Reclass of derivative liability upon conversion of related convertible debentures							8,000			8,000
Beneficial conversion feature related to the Series B Preferred Shares							380,000	(380,000)

Net loss								(489,483)	(51,363)	(540,846)

Balance December 31, 2019	5,000,000	$500	1,500	$-	354,116,535	$35,411	$42,434,545	$(43,744,909)	$(51,363)	$(1,325,816)

	Preferred stock		Common stock		Additional paid in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Capital	deficit	deficit

Balance April 1, 2018	-	-	97,656,095	$9,766	$27,743,352	$(34,012,864)	$(6,259,746)

Issuance of shares for cash			220,000	22	15,378		15,400
Issuance of shares upon conversion			37,887,704	3,789	511,932		515,721
Reclass of derivative liability upon conversion or redemption of related convertible debentures					1,305,000		1,305,000

Net loss						(1,097,109)	(1,097,109)

Balance June 30, 2018	-	$-	135,763,799	$13,577	$29,575,662	$(35,109,973)	$(5,520,734)

Issuance of shares upon conversion			25,966,857	2,596	144,607		147,203
Issuance of shares upon exercise of warrants			11,214,272	1,121	148,879		150,000
Issuance of shares as commitment fee in relation to convertible debentures			3,000,000	300	34,200		34,500
Conversion of common shares into Series A Convertible Preferred stock	5,000,000	500	(75,000,000)	(7,500)	7,000		-
Reclass of derivative liability upon conversion or redemption of related convertible debentures					435,500		435,500

Net loss						(261,523)	(261,523)

Balance September 30, 2018	5,000,000	$500	100,944,928	$10,094	$30,345,848	$(35,371,496)	$(5,015,054)

Issuance of shares upon conversion			133,376,806	13,338	451,777		465,115
Reclass of derivative liability upon conversion or redemption of related convertible debentures					812,000		812,000
Issuance of shares under equity financing agreement			19,999,999	2,000	162,516		164,516

Net loss						(964,274)	(964,274)

Balance December 31, 2018	5,000,000	$500	254,321,733	$25,432	$31,772,141	$(36,335,770)	$(4,537,697)

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,141,464)	$(2,323,235)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	41,521	53,171
Amortization of debt discount	515,204	1,051,707
Change in fair value of derivative liability	(19,000)	(1,116,500)
Change in fair value of warrant liability	-	47,000
Financing costs related to convertible debentures	-	1,361,735
Default penalty	27,000	-
Net loss attributable to non-controlling interest	(51,363)	-
Shares issued for services	-	-

Changes in operating assets and liabilities:
Inventory	-	(4,200)
Prepaid expenses and other current assets	(91,643)	(543)
Deposits	(10,133)	-
Accounts payable	56,002	(1,403)
Other accrued expenses	180,728	103,732
Accrued interest - related parties	(10,560)	145,641

Cash used in operating activitites	(1,503,708)	(682,895)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(611,790)	(5,350)
Cash paid for construction in process	(541,735)	(75,404)

CASH USED IN INVESTING ACTIVITIES	(1,153,525)	(80,754)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(5,989)	(5,689)
Repayment line of credit short-term	(110,788)	(3,153)
Notes receivable	-	150,000
Proceeds from sale of stock	1,774,001	179,916
Proceeds from sale of Series B Convertible Preferred stock	1,500,000	-
Proceeds from convertible debentures	100,000	565,800
Payments on convertible debentures	(85,500)	(123,037)
Payments on convertible debentures, related party	(69,000)	-

Cash provided by financing activitites	3,102,724	763,837

NET CHANGE IN CASH	445,491	188

CASH AT BEGINNING OF PERIOD	137,499	24,280

CASH AT END OF PERIOD	$582,990	$24,468

INTEREST PAID	$170,911	$96,018

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$383,448	$1,128,068
Shares issued upon exercise of warrants	$-	$150,000
Right of Use asset and Lease liability	$275,400	$-
Notes receivable for convertible debentures	$-	$90,000
Conversion of common shares to Series A Preferred Shares	$-	$500

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2019
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

The Company has two wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and 51% owned Natural Aquatic Systems, Inc. (“NAS”).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2019, the Company had a net loss available for common stockholders of approximately $2,521,000. At December 31, 2019, the Company had an accumulated deficit of approximately $43,745,000 and a working capital deficit of approximately $4,015,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended December 31, 2019, the Company received net cash proceeds of approximately $100,000 from the issuance of convertible debentures, approximately $1,774,000 from the issuance of approximately 14,758,000 common shares of the Company’s common stock through an equity financing agreement, and $1,500,000 from the sale of 1,500 Series B Preferred shares. Subsequent to December 31, 2019, the Company received $500,000 from the sale of Series B Preferred shares. (See Note 10). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended December 31, 2019 and 2018 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Consolidation

The consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp Corporation, NaturalShrimp Global and 51 % owned Natural Aquatic Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the nine months ended December 31, 2019, the Company had approximately $709,000 in convertible debentures whose approximately 22,895,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates and approximately 848,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the nine months ended December 31, 2018, the Company had approximately $974,000 in principal on convertible debentures whose approximately 96,842,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34% - 75% of the defined trading price and approximately 10,637,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2019 and March 31, 2019.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended December 31, 2019 and 2018:

Derivatives

	2019	2018
Derivative liability balance at beginning of period	$157,000	$3,455,000
Additions to derivative liability for new debt	--	1,897,000
Reclass to equity upon conversion or redemption	(8,000)	(2,552,500)
Change in fair value	(19,000)	(1,116,500)
Balance at end of period	$130,000	$1,683,000

At December 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.11; a risk-free interest rate of 1.55%, and expected volatility of the Company’s common stock of 98.46%, and the various estimated reset exercise prices weighted by probability.

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

At December 31, 2019, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.11; a risk-free interest rate of 1.55%, and expected volatility of the Company’s common stock ranging of 281.4%.

At December 31, 2018, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.02 a risk-free interest rate of 2.46%, and expected volatility of the Company’s common stock of 350.2%.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2019 and March 31, 2019.

Concentration of Credit Risk

The Company maintains cash balances at two financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2019 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2019, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The consolidated statements of operations reflect depreciation expense of approximately $16,000 and $42,000 and $18,000 and $53,000 for the three and nine months ended December 31, 2019 and 2018, respectively.
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

During the nine months ended December 31, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – SHORT-TERM NOTE AND LINES OF CREDIT

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The short-term note is guaranteed by an officer and director. The balance of the note at December 31, 2019 and March 31, 2019 was $14,116 and $20,193, respectively.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On April 12, 2019, prior to the renewal, the Company paid $100,000 on the loan. The balance of the line of credit is $372,675 and $472,675 at December 31, 2019 and March 31, 2019, respectively.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. The lines of credit bear interest at a rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both December 31, 2019 and March 31, 2019. On January 8, 2020, the Company paid off the $100,000 line of credit.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of December 31, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2019 and March 31, 2019.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.50% as of December 31, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2019 and March 31, 2019.

NOTE 4 – BANK LOAN

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. The balance of the CNB Note is $222,736 at December 31, 2019 and $228,725 at March 31, 2019. The CNB note is in technical default as of the date of this filing, and the Company is in negotiations with the bank to extend the maturity date.

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

On January 25, 2019 the outstanding principal of $101,550, plus an additional $56,375 of default principal and $13,695 in accrued interest of the note was purchased from the noteholder by a third party, who extended the maturity date. The new balance outstanding as of December 31, 2019 is $171,620.

December 6, 2018 Debenture

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. The Company did not pay the outstanding principal and accrued interest of approximately $54,000 on the maturity date of September 6, 2019, and therefore the principal was increased by the default penalty of 50%, amounting to approximately $27,000. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $136,799 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three months ended December 31, 2019, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the nine months ended December 31, 2019 amounted to approximately $91,000,.

On June 27, 2019 the holder converted $30,000 of principal into 3,000,000 shares of common stock of the Company. On three occasions during the three months ended September 30, 2019, the holder converted $140,000 of principal into 14,000,000 shares of common stock of the Company. The note was fully converted on two occasions during October 2019.

December 31, 2018 Debenture

On December 31, 2018, the Company entered into an 10% convertible promissory note for $135,910, which matures on September 30, 2019. The maturity date has been extended to March 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $88,342 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three months ended December 31, 2019, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the nine months ended December 31, 2019 amounted to approximately $59,000.

January 16, 2019 Debenture

On January 16, 2019, the Company entered into an 10% convertible promissory note for $205,436, with an OID of $18,686, for a purchase price of $186,750, which matures on October 16, 2019. The maturity date has been extended to March 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $176,675 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three and nine months ended December 31, 2019 amounted to approximately $59,000 and $128,000, respectively.

On two occasions during the three months ended December 31, 2019, the holder converted $101,661 of principal into 12,000,000 shares of common stock of the Company.

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

March 1, 2019 Debenture

On March 1, 2019, the Company entered into an 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which matures on November 1, 2019. The maturity date has been extended to March 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three months ended December 31, 2019, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the nine months ended December 31, 2019 amounted to approximately $100,000,.

April 17, 2019 Debenture

On April 17, 2019, the Company entered into an 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been waived as of the date of this filing. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three and nine months ended December 31, 2019 amounted to approximately $20,000 and $59,000, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2019 and March 31, 2019, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares Series A preferred stock are authorized and outstanding.

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

Series B Preferred Equity Offering

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased. On September 17, 2019, the Company received an initial tranche of $250,000 under the SPA. During the three months ended December 31, 2019 the Company received $1,250,000 for the issuance of 1,250 Series B PS.

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

Following effectiveness of the first registration statement, the Company had the discretion to deliver puts to GHS and GHS was obligated to purchase shares of the Company’s common stock, based on the investment amount specified in each put notice. The maximum amount that the Company was entitled to put to GHS in each put notice was not to exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount did not exceed $300,000. Pursuant to the first Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 9.99% of the Company’s outstanding Common Stock. The price of each put share was to be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $7,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

During the three months ended June 30, 2019, the Company put to GHS for the issuance of 11,482,721 shares of common stock for a total of $1,500,000.  On July 2, 2019, the Company put to GHS for the issuance of 3,275,060 shares of common stock, at $0.09, for a total of $274,000.

Options and Warrants

The Company has not granted any options since inception.

The Company granted warrants in connection with various convertible debentures in previous periods. As of December 31, 2019 and March 31, 2019, there are 848,000 and 444,000 (after adjustment) remaining warrants to purchase shares of common stock outstanding, classified as a warrant liability, which expire on January 31, 2022, with an exercise price of 45% of the market value of the common shares of the Company on the date of exercise.

The warrant liability was revalued at December 31, 2019, resulting in no change to the fair value of the warrant liability for the nine months ended December 31, 2019.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet as of December 31, 2019 is approximately $185,000 owing to the former Chief Executive Officer of the Company, approximately $56,000 owing to the President of the Company, and approximately $96,000 owing to a key employee.

Notes Payable – Related Parties

On April 20, 2017, the Company entered into a convertible debenture with an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (the “affiliate”), for $140,000. The convertible debenture matures one year from date of issuance, and bears interest at 6%. Upon an event of default, as defined in the debenture, the principal and any accrued interest becomes immediately due, and the interest rate increases to 24%. The convertible debenture is convertible at the holder’s option at a conversion price of $0.30. As of March 31, 2018, the Company had paid $52,400 on this note, with $87,600 remaining outstanding as of March 31, 2019. On July 26, 2019, the Company paid $47,000 on this note and on December 17, 2019, $22,000, leaving $18,600 remaining outstanding on the note as of December 31, 2019. Subsequent to period end, on February 4, 2020, the Company paid off the remaining $18,600.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of December 31, 2019 and March 31, 2019 the outstanding balance is approximately $735,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a current shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at December 31, 2019 and March 31, 2019 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At December 31, 2019 and March 31, 2019, accrued interest payable was $266,616 and $241,032, respectively.

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011, and is currently in default. The note is unsecured. The balance of the note at December 31, 2019 and March 31, 2019 was $50,000, respectively, and is classified as a current liability on the consolidated balance sheets.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at December 31, 2019 and March 31, 2019 was $104,647 and is classified as a current liability on the consolidated balance sheets.

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

For the three and nine months ended December 31, 2019 the lease expense was $15,000 and $30,000, and the amortization of the Right of Use asset was $11,702 and $23,260.

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

Vista Capital Investments, LLC

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant (the “Vista Warrant”) issued by the Company to Vista Capital Investments, LLC (“Vista”). Vista alleges that the Company failed to issue certain shares of the Company’s common stock as was required under the terms of the Vista Warrant. Vista is currently seeking money damages in the approximate amount of $7,000,000, which the Company believes is unwarranted and excessive, as well as costs and reimbursement of expenses. As of the date hereof, no hearing has been scheduled, but the Company is vigorously defending itself against these claims, preparing a counter-claim against Vista and taking such other appropriate action, in addition to seeking for other costs and relief as may be appropriate. The Company is currently in discussions with Vista and has accrued $50,000 for the settlement of this complaint, which is recognized as “loss on warrant settlement” on the accompanying Statement of Operations in the nine months ended December 31, 2019.

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

NOTE 10 – SUBSEQUENT EVENTS

Sale of Series B PS

Subsequent to period end, on January 7, 2020, and January 31, 2020, the Company received further tranches of $250,000 each under the SPA.

Issuance of Common Stock under Convertible Notes

Subsequent to December 31, 2019, the GHS December 30, 2018 debenture and related accrued interest was fully converted into 14,980,353 shares of the Company’s common stock.

Notes Payable – Related Parties

On February 4, 2020, the Company paid the remaining outstanding balance of $18,600 of the convertible debenture owed an affiliate of the Company whose managing member is the Treasurer, Chief Financial Officer, and a director of the Company (Note 7).

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

The Company has two wholly-owned subsidiaries, including NSC, NS Global and a 51% owned subsidiary, NAS.

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

Other Developments During the Nine Months Ended December 31, 2019

On August 15, 2019, Mr. Bill Williams resigned from his position as Chairman of the Board and Chief Executive Officer of the Company, effective August 31, 2019. Mr. Williams’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Results of Operations

Comparison of the Three Months Ended December 31, 2019 to the Three Months Ended December 31, 2018

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in six to nine months, we do not expect them to be significant at that time.

Expenses

Our expenses for the three months ended December 31, 2019 are summarized as follows, in comparison to our expenses for the three months ended December 31, 2018:

	Three Months Ended December 31,
	2019	2018

Facility operations	$41,375	$22,479
Salaries and related expenses	109.733	109,623
Rent	4,351	2,953
Professional fees	116,844	70,535
Other general and administrative expenses	75,906	40,710
Research and development	101,500	-
Depreciation	15,958	17,726
Total	$465,667	$264,026

Operating expenses for the three months ended December 31, 2019 were $465,667, representing an increase of 76.4% compared to operating expenses of $264,026 for the same period in 2018. The overall increase in expenses is mainly due to the Company progressing with their testing and planning to begin commercial operations, which resulted in a ramp up of costs, including increases for employees and related costs, consultants, travel costs. Additionally, the Company’s subsidiary, NAS, began activities during the quarter, which included costs for research and development of their technology and the treatment lab. Legal fees, included in professional fees, also increased due to the registration statement and other securities involvement. Depreciation expense decreased slightly as many of the fixed assets currently in use have become fully depreciated, and the fixed assets related to the facility are still in construction in progress and depreciation has not yet begun on these assets.

Comparison of the Nine Months Ended December 31, 2019 to the Nine Months Ended December 31, 2018

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in six to nine months, we do not expect them to be significant at that time.

Expenses

Our expenses for the nine months ended December 31, 2019 are summarized as follows, in comparison to our expenses for the nine months ended December 31, 2018:

	Nine Months Ended December 31,
	2019	2018

Facility operations	$180,934	$66,442
Salaries and related expenses	337,265	314,788
Rent	12,163	8,983
Professional fees	266,455	193,478
Other general and administrative expenses	328,688	136,540
Research and development	101,500	-
Depreciation	41,521	53,171
Total	$1,268,526	$773,402

Operating expenses for the nine months ended December 31, 2019 were $1,268,526, representing an increase of 63.9% compared to operating expenses of $773,402 for the same period in 2018. The overall increase in expenses is mainly the result an increase in facility operations, as well as increases in salaries and general and administrative costs, as the Company is progressing with their testing and planning to begin commercial operations, and has engaged new employees and consultants and there has been a related increase in maintenance and repairs. Additionally, the Company’s subsidiary, NAS, began activities during the quarter, which included costs for research and development of their technology and the treatment lab. Legal fees, included in professional fees, also increased approximately $80,000 during the nine months ended December 31, 2019 as compared to the prior year, due to the registration statement and other securities involvement. Depreciation expense decreased as many of the fixed assets currently in use have become fully depreciated, and the fixed assets related to the facility are still in construction in progress and depreciation has not yet begun on these assets.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2019, we had cash on hand of approximately $583,000 and a working capital deficiency of approximately $4,015,000. as compared to cash on hand of approximately $137,000 and a working capital deficiency of approximately $3,773,000 as of March 31, 2019. The increase in working capital deficiency for the nine months ended December 31, 2019 is mainly due to the increase in cash on hand in current assets, increases in accounts payable and accrued expenses and an increase in the current maturity of the bank loan, discussed in further detail below, in current liabilities.

Working Capital Deficiency

Our working capital deficiency as of December 31, 2019, in comparison to our working capital deficiency as of March 31, 2019, can be summarized as follows:

	December 31,	March 31,
	2019	2019
Current assets	$715,819	$178,685
Current liabilities	4,730,365	3,951,811
Working capital deficiency	$4,014,546	$3,773,126

The increase in current assets is mainly due to the increase of approximately $445,000 in cash on hand, which is a result of the cash received in funding through the equity financing agreement and sale of Series B PS as well as new convertible debentures. Additionally, prepaid assets increased by approximately $90,000 consisting of legal retainers and expected settlement amounts. The increase in current liabilities is primarily due to the entire balance of the bank loan and lines of credit now being current, as the outstanding balances are now due April 2020 or prior. Accrued expenses increased by approximately $160,000, consisting mainly of $50,000 for an estimated legal settlement and accrued legal fees of approximately $70,000. Additionally, there is an increase of approximately $135,000 in the convertible debenture balance due to the new convertible debenture and the amortization of the existing debt discounts.

Cash Flows

Our cash flows for the nine months ended December 31, 2019, in comparison to our cash flows for the three months ended December 31, 2018, can be summarized as follows:

	Nine Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(1,503,708)	$(682,895)
Net cash used in investing activities	(1,153,525)	(80,754)
Net cash provided by financing activities	3,102,724	763,837
Net change in cash	$634,353	$188

The increase in net cash used in operating activities in the nine months ended December 31, 2019, compared to the same period in 2018, mainly relates the decrease in the gain on the change in fair value of the derivative of approximately $1,098,000 due to the reduced amounts of convertible debt whose conversion features were required to be bifurcated and recognized as derivative liability, as well as the expenses in the prior year occurring in relation to new convertible debentures for the excess financing costs of approximately $1,372,000 and the change in fair value of the warrant liability of $47,000, which do not occur in the current period. Additionally, amortization of the debt discount decreased in the current period by approximately $537,000 as compared to the nine months ended December 31, 2018.

The net cash used in investing activities in the nine months ended December 31, 2019 included an increase in costs paid on construction in process on the new facility as compared to the same period in 2018, construction on the existing facilities and the purchase of machinery and equipment.

The net cash provided by financing activities increased between periods, with the increased cash provided by financing activities primarily arising from the additional proceeds received from the equity financing agreement of $1,774,000 and $1,500,000 for the sale of Series B PS during the nine months ended December 31, 2019, offset by a decrease in proceeds for new convertible debentures during fiscal 2019 as compared to fiscal 2018 and by payments made on the convertible debt with related party, and the credit line in fiscal 2019.

Our cash position was approximately $583,000 as of December 31, 2019. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for the next twelve months, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The short-term note is guaranteed by an officer and director. The balance of the note at December 31, 2019 and March 31, 2019 was $14,116 and $20,193, respectively.

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On April 12, 2019, prior to the renewal, the Company paid $100,000 on the loan. The balance of the line of credit is $372,675 and $472,675 at December 31, 2019 and March 31, 2019, respectively.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. The lines of credit bear an interest rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $276,958 at both December 31, 2019 and March 31, 2019. On January 8, 2020, the Company paid off the $100,000 line of credit.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of March 31, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2019 and March 31, 2019.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.5% as of March 31, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2019 and March 31, 2019.

Bank Loan

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and is also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. The balance of the CNB Note is $222,736 at December 31, 2019 and $228,759 at March 31, 2019.

Convertible Debentures

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. The Company did not pay the outstanding principal and accrued interest of approximately $54,000 on the maturity date of September 6, 2019, and therefore the principal was increased by the default penalty of 50%, amounting to approximately $27,000. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. On June 27, 2019 the holder converted $30,000 of principal into 3,000,000 shares of common stock of the Company. On three occasions during the three months ended September 30, 2019, the holder converted $140,000 of principal into 14,000,000 shares of common stock of the Company. The note was fully converted on two occasions during October 2019.

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

On two occasions during the three months ended December 31, 2019, the holder converted $101,661 of principal into 12,000,000 shares of common stock of the Company.

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

Sale and Issuance of Common Stock

During the nine months ended December 31, 2019, the Company issued 37,601,461 shares of the Company’s common stock upon conversion of approximately $383,000 of their outstanding convertible debt and accrued interest.

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

During the nine months ended December 31, 2019, the Company put to GHS for the issuance of 14,744,646 shares of common stock for a total of $1,774,000.

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

On September 17, 2019, the Company entered into a Securities Purchase Agreement with GHS for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5000 shares of Series B PS are purchased.  During the nine months ended December 31, 2019, the Company received $1,500,000 for the issuance of 1,500,000 Series B PS.

Shareholder Note Payable

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. As of December 31, 2019, the Company has paid $121,400 on this note, with $18,600 remaining outstanding as of March 31, 2019.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to December 31, 2019 of approximately $43,745,000 as well as negative cash flows from operating activities of approximately $1,153,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to period end we have raised $500,000 from the sale of Series B Preferred shares. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2019 and March 31, 2019.

The Derivative and warrant liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the nine months ended December 31, 2019, the Company had approximately $709,000 in convertible debentures whose approximately 22,895,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates and approximately 848,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the nine months ended December 31, 2018, the Company had approximately $1974,000 in principal on convertible debentures whose approximately 96,842,000 underlying shares are convertible at the holders’ option at conversion prices ranging from 34% - 75% of the defined trading price and approximately 10,637,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of December 31, 2019, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of December 31, 2019, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2019, the Company received $1,500,000 for the issuance of 1,500 Series B PS.

During the nine months ended December 31, 2019, the Company put to GHS for the issuance of 14,744,646 shares of common stock for a total of $1,774,000.

During the three months ended December 31, 2019, the Company issued 24,000,000 shares of its common stock to a note holder in conversion of $203,322 of principal owed under the note.

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

NATURALSHRIMP INCORPORATED

Date: February 13, 2020	By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)

NATURALSHRIMP INCORPORATED

Date: February 13, 2020	By:	/s/ William Delgado
William Delgado
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)