Form 10-K
period 2020-03-31
NaturalShrimp Inc
filed 2020-06-26
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

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

15150 Preston Road, Suite #300, Dallas, TX 75248
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $54,083,719 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on September 30, 2019 (which was $0.165 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of June 26, 2020 was 463,679,669.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	56

SIGNATURES	59

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended March 31, 2020, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●
our ability on a timely basis to successfully rebuild our research and development plant in La Coste, Texas that was completely destroyed by a fire on March 18, 2020;
●
our ability, once our research and development plan is rebuilt, to successfully commercialize our equipment and shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
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
●
our continued ability to raise funding through institutional investors at the pace and quantities required to scale our plant needs to commercialize our products;
●
our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●
our ability to successfully implement our business plan;
●
our ability to successfully acquire, develop or commercialize new products and equipment;
●
the commercial success of our products;
●
business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);
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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries: NaturalShrimp Corporation (“NSC”) and NaturalShrimp Global, Inc. (“NS Global”) and our 51% owned subsidiary, Natural Aquatic Systems, Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

Business Overview

We are a biotechnology company and have developed a proprietary technology that allows us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Our initial production facility is located outside of San Antonio, Texas.

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

The Company has two wholly-owned subsidiaries, NSC and NS Global and owns 51% of NAS.

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

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane has provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design is completed and was installed in early June 2018 by RGA Labs, and final financing for the system is expected to be provided by one of the Company’s existing intuitional investors. The first post larvae (PL) arrived from the hatchery on July 3, 2018. The Company used the shrimp for sampling to key potential customers and special events such as the Texas Restaurant Association trade show. The Company also received two production PL lots from Global Blue Technologies on March 21, 2019 and April 17, 2019 and from American Penaeid, Inc. on August 7, 2019. Because the shrimp displayed growth that was slower than normal, the Company had a batch tested by an independent lab at the University of Arizona. The shrimp tested positive for Infectious hypodermal and hematopoietic necrosis (“IHHNV”) and the Texas Parks and Wildlife Department was notified that the facility was under quarantine. On August 26, 2019, the Company was forced to terminate all lots due to the infection. The Company will begin restocking on shrimp in the refurbished facility sections. On August 30, 2019, the Company received notice that it was in compliance again and the quarantine had been lifted. During the aforementioned quarantine, the Company decided to begin an approximately $1,000,000 facility renovation demolishing the interior 16 wood structure lined tanks (720,000 gallons). The Company began replacing the previous tanks with 40 new fiberglass tanks (600,000 gallons) at a cost of approximately $400,000 allowing complete production flexibility with more smaller tanks. The Company had expected that the first shrimp tanks harvest target date will be April 2020.

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprises approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs or utility buildings. We have received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds are being utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire.

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

Automated Monitoring and Control System

The Company’s “Automated Monitoring and Control System” uses tank monitors to automatically control the feeding, oxygenation, and temperature of each of the facility tanks. In addition, a facility computer running custom software communicates performs additional data acquisition functions that can report back to a supervisory computer from anywhere in the world. These computer-automated water controls optimize the growing conditions for the shrimp as they mature to harvest size, providing a disease-resistant production environment.

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

On September 7, 2016, we entered into a Letter of Commitment with Trane, Inc. (“Trane”), a division of Ingersoll-Rand Plc, whereby Trane proceeded with a detailed audit to use data to verify the capabilities of an initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The prototype consisted of a modified Electrocoagulation (EC) system for the human grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. Trane was authorized to proceed with such detailed audit to utilize data for purposes of verifying the capabilities of the EC system, including the ammonia and chlorine capture and sequestering and pathogen kill. The detailed audit delivered (i) a report on the inspection of the existing infrastructure determining if proper fit, adequate security, acceptable utility service, environmental protection and equipment sizing are achievable; (ii) provide firm fixed pricing for the EC system, electrode selection and supply, waste removal, ventilation of the off-gassing of the equipment; and (iii) a formalized plan for commissioning and on-site investigation of hardware design to simplify build-out of Phase 2 and future phases. The detailed audit was utilized by RGA Labs to build and install the initial system in La Coste, Texas pilot plant the first week of June 2018.

After successful testing of the EC system, we began a renovation of the La Coste facility in 2019 to include 4 nursery tanks and 40 grow-out tanks. On March 18, 2020, this pilot plant was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. This fire occurred just as we began the restocking of 1,500,000 PLs in the newly renovated building. At that time, all of our growth metrics for these PLs were better than expected.

Management has diligently analyzed all possible options to finalize a strong financial go-forward strategy to rebuild our shrimp production facilities. These strategies include time-to-market, patented technologies, operational systems, environmental impacts, employee safety, distribution, etc. As previously reported, the Company committed to reviewing all options including the acquisition and/or leasing of existing regional production warehouses or any existing seafood facility that could be quickly adapted to our technology processes and procedures. We completed our evaluation during our fiscal first quarter of new buildings, seafood production facilities, and the option of rebuilding in La Coste. The evaluation process provided two best options: first, acquisition of an existing seafood grow-out facility and, second, building a new pilot plant on our La Coste property. We identified an existing aquaculture grow-out facility during our fiscal first quarter, but we were not able to consummate a transaction under terms and conditions that would make the purchase financially viable. During this process, management was concurrently developing a detailed plan to rebuild the facility in La Coste. We have committed $2.5 million to rebuild in La Coste with plans to utilize its existing infrastructure.

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

The United States population is approximately 330 million people with an annual shrimp consumption of 1.7 billion pounds, of which less than 400 million pounds are domestically produced. According to IndexMundi.com, the wholesale price for frozen, commodity grade shrimp has risen 15% since January 2015 (shell-on headless, 26-30 count; which is comparable to our target growth size). With world shrimp problems, this price is expected to rise more in the next few years.

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

Because our system is enclosed and also indoors, it is not affected by weather or climate and does not depend on ocean proximity. As such, we believe we will be able to provide, naturally grown, high-quality, fresh shrimp to major market customers each week. This will allow distribution companies to leverage their existing customer relationships by offering an uninterrupted supply of high quality, fresh and locally grown shrimp. We plan to sell and distribute the vast majority of our shrimp production through distributors which have established customers and sufficient capacity to deliver a fresh product within hours following harvest. We believe we have the added advantage of being able to market our shrimp as fresh, natural and locally grown using sustainable, eco-friendly technology, a key differentiation from all existing shrimp producers. Furthermore, we believe that our ability to advertise our product in this manner along with the fact that it is a locally grown product, provides us with a marketing advantage over the competition. We expect to utilize distributors that currently supply fresh seafood to upscale restaurants, country clubs, specialty supermarkets and retail stores whose clientele expect and appreciate fresh, natural products.

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

International

We own one hundred percent of NaturalShrimp Global, Inc. which was formed to create international partnerships. Each international partnership is expected to use the Company’s proprietary technology to penetrate shrimp markets throughout the world utilizing existing food service distribution channels. NaturalShrimp Global, Inc., owns less than one percent of Noray Seafood A.S. (formerly NaturalShrimp International A.S.) in Oslo, Norway. NaturalShrimp International A.S. is responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. in Medina del Campo and is approximately seventy-five miles northwest of Madrid, Spain. The construction of the 75,000 sq. ft. facility was completed in 2016 with NaturalShrimp engineering and design consultation.
Go to Market Strategy and Execution

Our strategy is to develop regional production and distribution centers near major metropolitan areas throughout the United States and internationally. We intend to begin construction of a new free-standing facility with the next generation shrimp production system in place on the property in June of 2020.

The reasoning behind building additional shrimp production systems in La Coste is availability of trained production personnel, our research and development team, and an opportunity to develop the footprint and model for additional facilities. Our current plan is to develop six regional production and distribution centers near major markets in 2021, adding one system per month in a selected production center, depending on market demand.

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

Current Systems and Expansion

The new shrimp production facility being built in La Coste, Texas will use the new patent-pending technology that the Company has been developing with Trane’s engineering audit and F&T Water Solutions, and RGA Labs. This facility, when completely retrofitted with the new technology, is projected to produce approximately 3,000 pounds every week. By staging the stocking and harvests from tank to tank, it enables us to produce weekly and therefore deliver fresh shrimp every week.

After the completion of this system in La Coste, our long-term plan is to build additional production systems in Las Vegas, and New York. These locations are targeted to begin construction in fiscal 2021, and the funding for these plans is projected to come from joint venture agreements with strategic partners. These cities are not surrounded by commercial shrimp production, and we believe there will be a high demand for fresh shrimp in all of these locations. In addition, the Company will continue to use the land it owns in La Coste to build as many systems as the Texas market demands.

Competition

There are a number of companies conducting research and development projects in their attempt to develop closed-system technologies in the U.S., some with reported production and sales. Most North American shrimp farms are using a Bio-Floc System to intensify shrimp growth. Since these are privately-held companies, it is not possible to know, with certainty, their state of technical development, production capacity, need for water exchange, location requirements, financial status and other matters. To the best of our knowledge, none are producing significant quantities of shrimp relative to their local markets, and such fresh shrimp sales are likely confined to an area near the production facility.

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

Source and Availability of Raw Materials

Raw materials are received in a timely manner from established suppliers. Currently, we buy our feed from Zeigler, a leading producer of aquatic feed. Post larvae (“PL”) shrimp are available from American Penaeid, Inc. (API) in Florida and Global Blue Technologies in Texas.

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

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

●
Texas Parks and Wildlife Department (TPWD) - “Exotic species permit” to raise exotic shrimp (non-native to Texas). The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp. This license is currently active, expiring on December 31, 2020.
●
Texas Department of Agriculture (TDA) - “Aquaculture License” for aquaculture production facilities. License to “operate a fish farm or cultured fish processing plant.” This license is currently active, expiring on June 30, 2022.
●
Texas Commission on Environmental Quality (TCEQ) - Regulates facility wastewater discharge. According to the TCEQ permit classification system, we are rated Level 1 – Recirculation system with no discharge. This license is currently active, with no set expiration date.

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

Subsidiaries

The Company has two wholly-owned subsidiaries, NaturalShrimp Corporation and NaturalShrimp Global, Inc. and owns 51% of Natural Aquatic Systems, Inc.

Employees

As of March 31, 2020, we had 6 full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also may engage experts in general business to advise us in various capacities. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

Risks Related to Our Business and Industry

The loss of our research and development plant by fire during the fiscal year ended March 31, 2020 adversely affected the commercial production plans for our product.

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprises approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs or utility buildings. Although we have received total insurance proceeds in the amount of $917,210, the full amount of our claim, and such funds are being utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire, there is no assurance that such proceeds will be enough to rebuild and re-equip the facility or that we will be able to rebuild the facility to similar specifications in a timely manner.

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

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. We do not currently maintain any key man insurance. An unexpected partial or total loss of the services of these key individuals could be detrimental to our business.

Our expansion plans for our shrimp production facilities reflects our current intent and is subject to change.

Our current plans regarding the rebuilding of our La Coste production facilities, as well as its expansion are subject to change. Whether we ultimately undertake our expansion plans will depend on the following factors, among others:

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

Prior to fiscal year 2020, we had been engaged principally in the research and development of our technology. Therefore, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

We have developed our first commercial system that employs our technology but additional work is required to incorporate that technology into a system capable of accommodating thousands of customers, which is the minimum capability we believe is necessary to compete in the marketplace.

Our shrimp production technology may not operate as intended.

Although we have successfully tested our technology, our approach, which is still fairly new in the industry, may not operate as intended or may be subject to other factors that we have not yet considered. These may include the impact of new pathogens or other biological risks, low oxygen levels, algal blooms, fluctuating seawater temperatures, predation or escapes. Any of the foregoing may result in physical deformities to our shrimp or affect our ability to increase shrimp production, which may have a material adverse effect on our operations. Furthermore, even if we are able to successfully manage these factors, our ability to grow healthy shrimp at a commercially scalable rate may be limited,

Our success is dependent upon our ability to protect our intellectual property.

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

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As our business strategies develop, we must add additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●
identifying, recruiting, integrating, maintaining, and motivating additional personnel;
●
managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
●
improving our operational, financial and management controls, reporting systems, and procedures.

Our future financial performance will depend, in part, on our ability to effectively manage any future growth, which might be impacted by the COVID-19 outbreak, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, we may not be able to advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our business initiatives and, accordingly, may not achieve our research, development, and commercialization goals.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related to Financing Our Business

Management has determined that there are factors that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2020, we had a net loss available for common stockholders of approximately $5,204,000. At March 31, 2020, we had an accumulated deficit of approximately $46,427,000 and a working capital deficit of approximately $3,598,000. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. As we continue to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

The rebuilding and expansion of our operations will require significant capital expenditures for which we may be unable to obtain sufficient financing.

Our need for additional capital may adversely affect our financial condition. Even prior to the loss of our plant in La Coste by fire, we had no sustained history of earnings and have operated at a loss since we commenced business. We have relied, and continue to rely, on external sources of financing to meet our capital requirements, to continue developing our proprietary technology, to build our production facilities, and to otherwise implement our corporate development and investment strategies.

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

We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our production requirements once they commence - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in our production of shrimp. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended March 31, 2020, we recorded a net loss available to common shareholders of approximately $5,204,000, or $(0.02) per share, as compared with approximately $7,211,000 or $(0.04) per share, of the corresponding period in 2019. We expect to continue to incur operating losses until we reach sufficient commercial scale of our product to cover our operating costs. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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
●
currency fluctuations;
●
foreign exchange controls;
●
import and export regulations;
●
changes in environmental controls;
●
business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the recent outbreak of COVID-19, or the novel coronavirus);
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

Although our common stock is listed for quotation on the OTCQB, under the symbol “SHMP”, and the trading volume of our stock has increased significantly over the last two calendar years, such liquidity may not continue to be sustainable. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If the public market for our common stock declines, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will continue or that a stockholder will be able to liquidate their shares of common stock without considerable delay, if at all. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●
actual or anticipated variations in our quarterly operating results;
●
changes in our business or potential earnings estimates;
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
the impact of COVID-19;
●
our ability to execute our business plan; and
●
economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our existing stockholders may experience significant dilution from the sale of our common stock pursuant to certain financing agreements.

The sale of our common stock pursuant to conversion of preferred stock or other convertible instruments, or pursuant to our equity line financing will have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price, the greater the impact of dilution under these financing agreements. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through such financing.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2020, the management of the Company assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2020, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings current with the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 15150 Preston Road, Suite #300, Dallas, TX 75248, where we pay $650 per month under an operating lease that expires on July 31, 2021.

We also own a research and development plant totaling 53,000 square feet on 37 acres at 833 County Road 583, La Coste, TX, which consisted of research and development and pilot-production facilities.

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprises approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs or utility buildings. We have received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds are being utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire.

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

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant for the purchase of the Company’s common stock, par value $0.0001, issued by the Company to Vista Capital Investments, LLC (“Vista”) under a Security Purchase Agreement dated January 23, 2017 (the “Vista Security Purchase Agreement”) whereby Vista acquired a Convertible Note for $262,500 (the “Vista Convertible Note”) and a five-year warrant for 70,000 shares of Common Stock (the “Vista Warrant”) (collectively the “Vista Financing Transaction”). Vista alleged that the Company failed to issue certain shares of the Company’s common stock as was required under the terms of the Vista Warrant. Vista sought money damages in the approximate amount of $7,000,000, as well as costs and reimbursement of expenses. On April 9, 2020 (the “Closing”), the Company, Vista and David Clark (“Clark”), a principal of Vista, (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company (i) paid to Vista the sum of $75,000, which the Company wired on April 10, 2020, and (ii) issued to Vista 17,500,000 shares of the Company’s common stock (the “Settlement Shares”). For a period of time equal to 90-days from the Closing, or July 8, 2020, the Company had the right, but not the obligation, to purchase back from Vista 8,750,000 of the Settlement Shares at a price equal to the greater of (i) the volume weighted-average trading price (“VWAP”) of the Common Shares over the five (5) preceding trading days prior to the date of the delivery of the Company’s written notice of such repurchase or (ii) $0.02 per share. The Settlement Agreement also contained joint and mutual releases by all Parties from any and all claims, demands, suits, debts, promises, damages, judgements, executions, guaranties or warrants, whether known or unknown, having to do with the Financing Transaction. On May 28, 2020, the Company received $50,000 as consideration for waiving the purchase option on the Settlement Shares, thereby allowing Vista to retain all of the Settlement Shares.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, under the symbol “SHMP.” On June 23, 2020, the closing price of our common stock reported by the OTC Markets was $0.048 per share.

Transfer Agent

Our transfer agent is Transhare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of June 23, 2020, there were 81 shareholders of record of our common stock. As of such date, 463,679,669 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2020.

Recent Sales of Unregistered Securities

Convertible Debentures
March 20, 2018 Debenture

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matured on December 20, 2018. On September 20, 2018 the outstanding principal and $5,040 in accrued interest of the note was purchased from the noteholder by a third party, for $126,882. The additional $37,842 represented the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a “DTC chill”, the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note.

During the first 180 days the convertible redeemable note was in effect, the Company was allowed to redeem the note at amounts ranging from 125% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the issuance to 180 days from the date of issuance of the debenture.

Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee.

During the third fiscal quarter of 2019, in two separate conversions, the holder converted $91,592 of principal into 16,870,962 shares of common stock of the Company. On March 1, 2019, the holder converted $28,579 of principal and $2,021 of accrued interest into 1,000,000 shares of common stock of the Company. On November 12, 2019, the holder converted the remaining principal and accrued interest balance into 179,984 shares of common stock of the Company.

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

On December 13, 2018 the holder converted $11,200 of principal into 4,000,000 shares of common stock of the Company. There were no further conversions during the year ended March 31, 2020 with a remaining outstanding principal balance of $171,620 as of March 31, 2020.

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

On June 27, 2019 the holder converted $18,410 of principal and $15.590 of interest into 3,000,000 shares of common stock of the Company. On three occasions during the three months ended September 30, 2019, the holder converted $137,000 of principal and $3,000 of interest into 14,000,000 shares of common stock of the Company. The note was fully converted on two occasions during October 2019, into 8,420,477 shares of common stock of the Company.

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

On January 6, 2020 the holder converted the entire principal balance of $135,910, plus accrued interest of $13,893 into 14,980,353 shares of the common stock of the Company.

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

On two occasions during the three months ended December 31, 2019, the holder converted $101,661 of principal into 12,000,000 shares of common stock of the Company. On March 11, 2020, the holder converted the remaining $103,775 of principal and $2,681 of accrued interest into 10,645,636 of shares of the common stock of the Company.

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

On August 6, 2019, the Company exercised its option to redeem the February 4, 2019 debenture, for a redemption price of approximately $132,000. The principal of $85,500 and interest of approximately $5,000 was derecognized with the additional $27,000 paid upon redemption recognized as a financing cost and $15,000 for legal fees. As a result of the redemption, the unamortized discount, after amortization expense in fiscal year 2020 of $28,500, related to the redeemed balance of $38,000 was immediately expensed, resulting in a total of $65,500. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $19,000.

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

Preferred Stock

As of March 31, 2020 and 2019, the Company had 200,000,000 preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares Series A preferred stock are authorized and outstanding, and 5,000 shares Series B preferred stock are authorized and 2,250 outstanding, respectively.

Series A Preferred Shares

On August 15, 2018, the Company authorized 5,000,000 of their Preferred Stock to be designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a par value of $0.0001. The Series A Preferred Stock shall have 60 to 1 voting rights such that each share shall vote as to 60 shares of common stock. The Series A Preferred Stockholders shall not be entitled to receive dividends, if and when declared by the Board. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.00l per share before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock. The Series A Preferred Stock is convertible, after two years from the date of issuance, with the consent of a majority of the Series A Preferred Stockholders, into the same number of shares of common stock of the Company as are outstanding at the time.

On August 21, 2018, the NaturalShrimp Holdings, Inc.(“NSH”) shareholders exchanged 75,000,000 of the shares of common stock of the Company which they held, into 5,000,000 newly issued Series A Preferred Stock. The shares of common stock were returned to the treasury and cancelled. The Series A Preferred Stock do not have any redemption feature and are therefore classified in permanent equity. The conversion feature was evaluated, and as at the commitment date the fair value of the shares of common stock exchanged was greater than the fair value of the shares into which they would be converted, it was determined there was no beneficial aspect to the conversion feature.

Series B Preferred Equity Offering

On September 5, 2019, the Board authorized the issuance of 5,000 preferred shares to be designated as Series B Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock have a par value of $0.0001, a stated value of $1,200 and no voting rights. The Series B Preferred Stock are redeemable at the Company's option, at percentages ranging from 120% to 135% for the first 180 days, based on the passage of time. The Series B are also redeemable at the holder’s option, upon the occurrence of a triggering event, which includes a change of control, bankruptcy, and the inability to deliver Series B Preferred Stock requested under conversion notices. The triggering redemption amount is at the greater of (i) 135% of the stated value or (ii) the product of the volume-weighted average price (“VWAP”) on the day proceeding the triggering event multiplied by the stated value divided by the conversion price. As the redemption feature at the holder’s option is contingent on a future triggering event, the Series B Preferred Stock is considered contingently redeemable, and as such the preferred shares are classified in equity until such time as a triggering event occurs, at which time they will be classified as mezzanine.

The Series B Preferred Stock is convertible, at the discounted market price which is defined as the lowest VWAP over last 20 days. The conversion price is adjustable based on several situations, including future dilutive issuances. As the Series B Preferred Stock does not have a redemption date and is perpetual preferred stock, it is considered to be an equity host instrument and as such the conversion feature is not required to be bifurcated as it is clearly and closely related to the equity host instrument.

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B Preferred Stock at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B Preferred Stock are purchased. During the year ended March 31, 2020, the Company issued 2,250 Series B Preferred Shares in various tranches of the SPA, totaling $2,250,000.

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

The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with a convertible debenture entered into in July of 2017, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing of the same convertible debenture.

The Company issued 10,000,000 and 6,093,683 shares of common stock on January 11, 2019 and February 8, 2019, respectively, upon cashless exercise of the warrants granted in connection with a convertible debenture entered into in September of 2017 Debenture.

Equity Financing Agreement 2018

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

During the year ended March 31, 2020, the Company put to GHS for the issuance of 14,744,646 shares of common stock for a total of $1,774,000, at prices ranging from $0.15 to $0.09. During the year ended March 31, 2019, the Company put to GHS for the issuance of 22,131,893 shares of common stock for a total of $464,516, at prices ranging from $0.14 to $0.0046.

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

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the Commission the Registration Statement within 30 days of the date of the Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the Commission within 30 days after the date the Registration Statement is filed with the Commission, but in no event more than 90 days after the Registration Statement is filed. The Registration Statement was filed on October 8, 2019 and has not yet been deemed effective.

The Company utilized the funds from each of the foregoing sales of common stock for facilities expansion, operating expenses, capital expenditures and for general working capital.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2020, we did not repurchase any of our equity securities.

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

Business Overview

We are a biotechnology company and have developed a proprietary technology that allows us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Our initial production facility is located outside of San Antonio, Texas.

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

The Company has two wholly-owned subsidiaries, NSC and NS Global and owns 51% of NAS.

Evolution of Technology and Revenue Expectations

Management has diligently analyzed all possible options to finalize a strong financial go-forward strategy to rebuild our shrimp production facilities. These strategies include time-to-market, patented technologies, operational systems, environmental impacts, employee safety, distribution, etc. As previously reported, the Company committed to reviewing all options including the acquisition and/or leasing of existing regional production warehouses or any existing seafood facility that could be quickly adapted to our technology processes and procedures. We completed our evaluation during our fiscal first quarter of new buildings, seafood production facilities, and the option of rebuilding in La Coste. The evaluation process provided two best options: first, acquisition of an existing seafood grow-out facility and, second, building a new pilot plant on our La Coste property. We identified an existing aquaculture grow-out facility during our fiscal first quarter, but we were not able to consummate a transaction under terms and conditions that would make the purchase financially viable. During this process, management was concurrently developing a detailed plan to rebuild the facility in La Coste. We have committed $2.5 million to rebuild in La Coste with plans to utilize its existing infrastructure. The design will present a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale.

Material Events During the Year

Facility Loss Due to Fire

On March 18, 2020, there was a fire at the facility that destroyed a large portion of the fixed assets of the Company. The property destroyed had a net book value of $1,909,495, which was written off and recognized in loss due to fire. The Company filed a claim with their insurance company, and as of June 2, 2020, received all the proceeds, which totaled $917,210. In accordance with ASC 610-30, Other Income: Gains and Losses on Involuntary Conversions, a loss of property due to destruction, such as a fire, which is replaced by another asset such as cash or insurance proceeds is defined as an involuntary conversion, and to the extent the cost of the assets destroyed differs from the amount of monetary assets received, the transaction results in the realization of a gain or loss that shall be recognized as a separate component of income from continuing operations. Therefore, there was a loss due to fire of $992,285 recognized on our financial statements. As the proceeds were received subsequent to the year end at March 31, 2020, but prior to the issuance of the financial statements, the $917,210 has been recognized as insurance settlement on the accompanying financial statements.

Vista Capital Investments, LLC Lawsuit Settlement

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant (the “Vista Warrant”) issued by the Company to Vista Capital Investments, LLC (“Vista”). Vista alleged that the Company failed to issue certain shares of the Company’s Common Stock as was required under the terms of the Warrant. Vista sought money damages in the approximate amount of $7,000,000, as well as costs and reimbursement of expenses.

On April 9, 2020, the Company, Vista and David Clark, a principal of Vista, entered into a Settlement Agreement and Release Agreement whereby the Company shall (i) pay to Vista the sum of $75,000, which the Company wired on April 10, 2020, and (ii) issue to Vista 17,500,000 shares of the Company’s Common Stock (the “Settlement Shares”). For a period of time equal to 90-days from the date of the settlement, or July 8, 2020, the Company shall have the right, but not the obligation, to purchase back from Vista 8,750,000 of the Settlement Shares at a price equal to the greater of (i) the volume weighted-average trading price of the Company’s common shares over the five preceding trading days prior to the date of the delivery of the Company’s written notice of such repurchase or (ii) $0.02 per share. The Vista warrants outstanding were also cancelled as part of the Settlement Agreement. The $75,000, as well as the fair market value of the 17,500,000 common shares, which is $560,000 based on the market value of the Company’s common stock on the settlement date of $0.32, has been accrued in accrued expenses on the accompanying financial statements and recognized as a loss on warrant settlement as of March 31, 2020. On May 28, 2020, the Company received $50,000 as consideration for waiving the purchase option on the Settlement Shares, thereby allowing Vista to retain all of the Settlement Shares.

Results of Operations

Comparison of the Fiscal Year Ended March 31, 2020 and the Fiscal Year Ended March 31, 2019

Revenue

We have not earned any significant revenues since our inception.

Expenses

Our expenses for the year ended March 31, 2020 are summarized as follows, in comparison to our expenses for the year ended March 31, 2019:

	Years Ended March 31,
	2020	2019
Salaries and related expenses	$486,088	$422,160
Rent	17,196	12,134
Professional fees	454,571	234,932
Other general and administrative expenses	652,476	200,595
Facility operations	232,318	100,596
Research and development	153,250	--
Depreciation	100,359	30,296
Total	$2,096,258	$1,000,713

Operating expenses for the year ended March 31, 2020 were $2,096,258, representing an increase of 109% compared to operating expenses of $1,000,713 for the same period in 2019. The overall increase in expenses is mainly due to the Company progressing with its testing and planning to begin commercial operations (although disrupted by the fire in mid-March of 2020), which resulted in a ramp-up of costs, including increases for employees and related costs and general and administrative costs composed of new consultants hired, travel costs and maintenance and repairs. Legal fees, included in professional fees, also increased due to the registration statement and other securities filings. Additionally, the Company’s subsidiary, NAS, began activities during the quarter, which included costs for research and development of their technology and the treatment lab. Depreciation expense increased as the construction in process was put into operation and began to be depreciated.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2020, we had cash on hand of $109,491 and a working capital deficiency of approximately $3,598,000, as compared to cash on hand of $137,499 and a working capital deficiency of approximately $3,753,000 as of March 31, 2019. The slight decrease in working capital deficiency for the year ended March 31, 2020 is mainly due to an increase in current assets, consisting mostly of the insurance settlement from the fire, offset by an increase in accounts payable and accrued expenses, as well as the reclass to non-current liabilities of the bank loan due to its renewal and as discussed in further detail below.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2020, in comparison to our working capital deficiency as of March 31, 2019, can be summarized as follows:

	March 31,	March 31,
	2020	2019
Current assets	$1,155,394	$178,685
Current liabilities	4,753,343	3,931,618
Working capital deficiency	$3,597,949	$3,752,933

The increase in current assets is mainly due to the recognition of the insurance settlement of approximately $917,000, which represents the amount received by the Company subsequent to the year end from the insurance company for the property damaged by fire on March 18, 2020, as well as an increase in prepaid expenses of approximately $136,000 arising from certain legal retainers and deposits on equipment. The increase in current liabilities is primarily due to the accrual of the Vista warrant settlement of $634,000, plus approximately $70,000 in accrued legal fees related to the settlement. There additionally is an increase in current balances on lines of credit, based on their maturity dates. The increase in current liabilities is offset by the payoff of the related party convertible debenture of $87,600 from the previous year’s balance. All other current assets and liabilities are fairly consistent to the prior year’s balances.

Cash Flows

Our cash flows for the year ended March 31, 2020, in comparison to our cash flows for the year ended March 31, 2019, can be summarized as follows:

	Year Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,482,846)	$(990,334)
Net cash used in investing activities	(1,232,704)	(211,830)
Net cash provided by financing activities	3,687,542	1,315,383
Increase (decrease) in cash and cash equivalents	$(28,008)	$113,219

The increase in net cash used in operating activities in the year ended March 31, 2020, compared to the same period in 2019, mainly relates to the current year’s loss on warrant settlement of $635,000 and the loss due to fire of $992,286, plus a swing in the fair value of the derivative liability from an increase in fair value of $27,000 in fiscal 2020 to a decrease in the fair value of $1,319,500 in fiscal 2019, offset by the previous year’s approximate $3,745,000 loss on the exercise of warrants which did not occur in the current year too, the decreases in the amortization of the debt discount and financing costs for the year ended March 31, 2019, as well as the decrease in the net loss of approximately $2,337,000.

The net cash used in investing activities in the year ended March 31, 2020 included an increase in the purchase of machinery and equipment as the facility got further along to operations and there was no longer any costs paid on construction in process on the new facility as compared to the same period in 2019.

The net cash provided by financing activities increased between periods, with the increased cash provided by financing activities during the year ended March 31, 2020 arising from the additional proceeds received from the new equity financing agreement and the sale of the Series B convertible preferred stock, offset by a decrease in proceeds for new convertible debentures during fiscal 2020 as compared to fiscal 2019 as well as payments made on one of the lines of credit and the convertible debenture, related party.

Our cash position was approximately $109,000 as of March 31, 2020. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements through fiscal 2020, as described in further detail under the section titled “Going Concern” below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 and $473,029 at March 31, 2020 and March 31, 2019. On April 12, 2019, prior to the renewal, the Company had paid $100,000 on the loan. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021, for a balance of $372,675.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. On January 8, 2020, the Company paid off the $100,000 line of credit. The lines of credit bear an interest rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $178,778 and $276,958 at March 31, 2020 and March 31, 2019, respectively. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021, for a balance of $177,778.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of March 31, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2020 and March 31, 2019.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.50% as of March 31, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at March 31, 2020 and March 31, 2019.

Bank Loan

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $222,736 at March 31, 2020, $19,200 of which was in current liabilities, and $228,725 at March 31, 2019.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The promissory note is guaranteed by an officer and director. The balance of the promissory note at March 31, 2020 and 2019 was $12,005 and $20,193, respectively.

Convertible Debentures

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matures on December 20, 2018. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a "DTC chill", the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. Additionally, the Company also issued 255,675 shares of common stock of the Company as a commitment fee. The commitment shares fair value was calculated as $28,124, based on the market value of the shares of common stock of the Company at the closing date of $0.11, and was recognized as part of the debt discount. During the third fiscal quarter of 2019, in two separate conversions, the holder converted $91,592 of principal into 16,870,962 shares of common stock of the Company. During the fourth quarter of 2019 on two separate occasions, the holder converted $46,759 of principal and $7,142 of accrued interest into 5,670,707 shares of common stock of the Company. On March 1, 2019, the holder converted $28,579 of principal and $2,021 of accrued interest into 1,000,000 shares of common stock of the Company. On November 12, 2019, the holder converted the remaining principal and accrued interest balance into 179,984 shares of common stock of the Company.

On August 24, 2018, the Company entered into a 10% convertible note in the principal amount of $55,000, convertible into shares of common stock of the Company, which matures August 24, 2019. The interest rate increases to 24% per annum upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The notes are convertible into shares of the Company’s common stock at a price per share equal to 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a “DTC chill". During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 130% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. On January 10, 2019 the outstanding principal of $55,000 and accrued interest of $1,974 was purchased from the noteholder by a third party, for $82,612. The additional $25,638 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost. During the fourth fiscal quarter of 2019, in three separate conversions, the holder converted $57,164 of principal into 9,291,354 shares of common stock of the Company. There were no further conversions during the year ended March 31, 2020, with a remaining outstanding principal balance of $23,474 as of March 31, 2020.

On September 14, 2018, the Company entered into a 12% convertible promissory note for $112,500, with an OID of $10,250, which matures on March 14, 2019. On January 25, 2019 the outstanding principal of $101,550, plus an additional $56,375 of default principal and $13,695 in accrued interest of the note was purchased from the noteholder by a third party. The additional $70,070 representing the default principal and accrued interest which increased the principal amount due to the new noteholder has been recognized as financing cost. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. The market capitalization is below $5 million and therefore the note was in default as of September 30, 2018. The holder has issued a waiver to the Company on this default provision. The note is convertible into shares of the Company’s common stock at a variable conversion rate that is equal to the lesser of 60% of the lowest trading price for the last 20 days prior to the issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 10% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after nine months from issue date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. Additionally, in connection with the debenture the Company also issued 3,000,000 shares of common stock of the Company as a commitment fee. The fair value of the commitment shares was calculated as $34,500, based on the market value of the shares of common stock at the closing date of $0.012, and was recognized as part of the debt discount. The shares are to be returned to the Treasury of the Company in the event the debenture is fully repaid prior to the date which is 180 days following the issue date, but are not required to be returned if there is an event of default. On December 13, 2018, the holder converted $11,200 of principal into 4,000,000 shares of common stock of the Company. There were no further conversions during the year ended March 31, 2020 with a remaining outstanding principal balance of $171,620 as of March 31, 2020.

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. On June 27, 2019 the holder converted $18,410 of principal and $15,590 of interest into 3,000,000 shares of common stock of the Company. On three occasions during the three months ended September 30, 2019, the holder converted $137,000 of principal and $3,000 of interest into 14,000,000 shares of common stock of the Company. The note was fully converted on two occasions during October 2019, into 8,420,477 shares of common stock of the Company.

On December 31, 2018, the Company entered into an 10% convertible promissory note for $135,910, which matures on September 30, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. On January 6, 2020 the holder converted the entire principal balance of $135,910, plus accrued interest of $13,893 into 14,980,353 shares of the common stock of the Company.

On January 16, 2019, the Company entered into an 10% convertible promissory note for $205,436, with an OID of $18,6867, for a purchase price of $186,750.55, which matures on October 16, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any issue new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. On two occasions during the three months ended December 31, 2019, the holder converted $101,661 of principal into 12,000,000 shares of common stock of the Company. On March 11, 2020, the holder converted the remaining $103,775 of principal and $2,681 of accrued interest into 10,645,636 of shares of the common stock of the Company.

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

Sale and Issuance of Preferred Stock

On August 15, 2018, the Company authorized 5,000,000 of their Preferred Stock to be designated as Series A Convertible Preferred Stock (“Series A Preferred Stock”), with a par value of $0.001. The Series A Preferred Stock shall have 60 to 1 voting rights such that each share shall vote as 60 shares of common stock. The Series A Preferred Stockholders shall not be entitled to receive dividends, if and when declared by the Board. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.00l per share before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock. The Series A Preferred Stock is convertible, after two years from the date of issuance, with the consent of a majority of the Series A Preferred Stockholders, into the same number of shares of common stock of the Company as are outstanding at the time.

On August 21, 2018, the NaturalShrimp Holdings, Inc.(“NSH”) shareholders exchanged 75,000,000 of the shares of common stock of the Company which they held, into 5,000,000 newly issued Series A Preferred Stock. The shares of common stock were returned to the treasury and cancelled.

On September 5, 2019, the Board authorized the issuance of 5,000 preferred shares to be designated as Series B Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock have a par value of $0.0001, a stated value of $1,200 and no voting rights. The Series B Preferred Stock are redeemable at the Company's option, at percentages ranging from 120% to 135% for the first 180 days, based on the passage of time. The Series B are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver Series B Preferred Stock requested under conversion notices. The triggering redemption amount is at the greater of (i) 135% of the stated value or (ii) the product of the volume-weighted average price (“VWAP”) on the day proceeding the triggering event multiplied by the stated value divided by the conversion price. As the redemption feature at the holder’s option is contingent on a future triggering event, the Series B Preferred Stock is considered contingently redeemable, and as such the preferred shares are classified in equity until such time as a triggering event occurs, at which time they will be classified as mezzanine.

The Series B Preferred Stock is convertible, at the discounted market price which is defined as the lowest VWAP over last 20 days. The conversion price is adjustable based on several situations, including future dilutive issuances. As the Series B Preferred Stock does not have a redemption date and is perpetual preferred stock, it is considered to be an equity host instrument and as such the conversion feature is not required to be bifurcated as it is clearly and closely related to the equity host instrument.

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B Preferred Stock at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B Preferred Stock are purchased. During the year ended March 31, 2020, the Company issued 2,250 Series B Preferred Shares in various tranches of the SPA, totaling $2,250,000.

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

The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with a convertible debenture entered into in July of 2017, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing of the same convertible debenture.

The Company issued 10,000,000 and 6,093,683 shares of their common stock on January 11, 2019 and February 8, 2019, respectively, upon cashless exercise of the warrants granted in connection with a convertible debenture entered into in September of 2017 Debenture

During the year ended March 31, 2020, the Company issued 63,239,585 shares of the Company’s common stock upon conversion of approximately $591,000 of their outstanding convertible debt and approximately $48,000 of accrued interest.

During the year ended March 31, 2019, the Company issued 226,217,349 shares of the Company’s common stock upon conversion of approximately $1,318,000 of their outstanding convertible debt and approximately $43,000 of accrued interest.

Equity Financing Agreement 2019

On August 23, 2019, the Company entered into a new Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $11,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the SEC.

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

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the Commission the Registration Statement within 30 days of the date of the Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the Commission within 30 days after the date the Registration Statement is filed with the Commission, but in no event more than 90 days after the Registration Statement is filed. The Registration Statement was filed on October 8, 2019 and as of this filing has not yet been deemed effective

Equity Financing Agreement 2018

On August 21, 2018, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $7,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). The Registration Statement was filed, and deemed effective on September 19, 2018.

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

During the year ended March 31, 2020, the Company put to GHS for the issuance of 14,757,781 shares of common stock for a total of $1,774,000, at prices ranging from $0.15 to $0.09. During the year ended March 31, 2019, the Company put to GHS for the issuance of 22,131,893 shares of common stock for a total of $464,516, at prices ranging from $0.14 to $0.0046.

Shareholder Notes Payable

On April 20, 2017, the Company issued an additional Six Percent (6%) Unsecured Convertible Note to Dragon Acquisitions in the principal amount of $140,000. The note accrues interest at the rate of six percent (6%) per annum, and matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. As of March 31, 2019, the Company has paid $52,400 on this note, with $87,600 remaining outstanding as of March 31, 2019. During the year ending March 31, 2020, on three separate dates, the Company paid the remaining balance in full.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2020, the Company had a net loss available for common stockholders of approximately $5,204,000. At March 31, 2020, the Company had an accumulated deficit of approximately $46,427,000 and a working capital deficit of approximately $3,598,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. Additionally, on March 18, 2020, the Company’s facility, which was near completion, was destroyed in a fire. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the 2020 fiscal year, the Company received net cash proceeds of approximately $100,000 from the issuance of convertible debentures, approximately $1,774,000 from issuance of the Company’s common stock through an equity financing agreement and $2,250,000 from the sale of Series B Preferred stock. Subsequent to March 31, 2020, the Company received $1,000,000 from the purchase of approximately 1,000 Series B preferred shares (see Note 13). Management believes that the future funding to be received in relation to the equity financing agreement and the sale of Series B preferred shares under the securities purchase agreement (see Note 7), will assist in the funding of the long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Management’s plans include rebuilding the facility within the next year, and to begin operations. The Company plans to improve the growth rate of the shrimp and the environmental conditions of its production facilities. Management also plans to acquire a hatchery in which the Company can better control the environment in which to develop the post larvaes. If management is unsuccessful in these efforts, discontinuance of operations is possible. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to year end we have raised approximately $1,000,000 from the purchase of approximately 1,000 Series B preferred shares. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2020 and 2019.

The Derivative and warrant liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2020, the Company had approximately $469,000 in convertible debentures whose approximately 12,518,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.25 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates, and approximately 2,916,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. Included in the diluted EPS for the year ended March 31, 2019, the Company had approximately $1,097,000 in convertible debentures whose approximately 66,376,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 444,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recent Accounting Standards

During the year ended March 31, 2020 and through the date of this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance was adopted by the Company as of April 1, 2019, and the adoption resulted in the recognition of a Right of Use Asset (“ROU”) and a Lease Liability for a new equipment lease entered into on June 24, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The Company adopted ASU 2016-02 on April 1, 2019, and the adoption did not have a material impact on the Company’s financial position or results of operations.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of and its consolidated subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2020 was not effective.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Since
Gerald Easterling	72	President, Secretary, Director	2015
William Delgado	61	Treasurer, Chief Financial Officer, Director	2014
Tom Untermeyer	61	Chief Operating Officer	2019

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

Thomas Untermeyer – Chief Operating Officer

Mr. Untermeyer is a co-founder of the Company and the inventor of the initial technology behind the computer-controlled shrimp-raising system used by the Company. He is the Chief Operating Officer and the Chief Technology Officer for the Company, and, prior to that, he was an engineering consultant to the Company since 2001. Mr. Untermeyer served as a Senior Program Manager with Southwest Research Institute in San Antonio, Texas for 34 years. His experience includes systems engineering, program development, and technical management. Mr. Untermeyer has spent his entire career in the process of defining, designing, and developing electronic products and systems for both commercial and government clients. This has included small design programs to large multi-million dollar programs involving large multidisciplinary teams composed of software, electrical, and mechanical engineers. Mr. Untermeyer holds a Bachelor of Science in Electrical Engineering from St. Mary’s University.

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

Committees of the Board

Our Board of Directors held two formal meeting in the fiscal year-ended March 31, 2020. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2020, none of our officers, directors and greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

Director Nominations

As of March 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Gerald Easterling currently serves as our Principal Executive Officer and Chairman of the Board of Directors. We have determined that our leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in our risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

We have adopted a written code of ethics that governs our employees, officers and directors. A copy of such code of ethics is available upon written request to the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2020 and 2019 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal				Stock	Option	Non-Equity Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Bill G. Williams,	2020	$96,000	-	-	-	-	$15,561	$111,561
Former Chairman of the Board and Former CEO (1)	2019	$56,000	-	-	-	-	$6,416	$62,416

Gerald Easterling,	2020	$112,000	-	-	-	-	$14,745	$126,745
Chairman of the Board and CEO (2)	2019	$116,000	-	-	-	-	$6,236	$122,636

William Delgado,	2020	$-	-	-	-	-	-	$-
CFO (3)	2019	$-	-	-	-	-	-	$-

Tom Untermeyer,	2020	$112,000	-	-	-	-	$699	$112,699
COO (4)	2019	$8,000	-	-	-	-	$-	$8,000

(1)
Mr. Williams is entitled to receive medical insurance reimbursement, of which $6,416 was paid during the fiscal year ending March 31, 2019, and for which $640 is accrued as of March 31, 2019 and $8,061 was paid during the fiscal year ending March 31, 2020. Mr. Williams is also entitled to an automobile allowance of $500 per month, of which none was paid, and for which $7,500 was paid during the fiscal year ending March 31, 2020 and $16,000 is accrued at March 31, 2020. On August 15, 2019, Mr. Williams retired from his position as CEO of the Company. Mr. Williams passed away on April 12, 2020, although the Company continues to make payments per agreements with Mr. Williams before his death.
(2
Mr. Easterling is entitled to receive medical insurance reimbursement, of which $6,237 was paid during the fiscal year ending March 31, 2019 and for which $595 is accrued as of March 31, 2019 and $7,245 was paid during the fiscal year ending March 31, 2020 and $9,448 is accrued at March 31, 2020. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which none was paid, and for which $18,500 is accrued at March 31, 2020.
(3)
Mr. Delgado received no compensation from the Company during the fiscal years ended March 31, 2020 and 2019.
(4)
As of March 31, 2020 and 2019, Mr. Untermeyer is owed $116,000 and $128,000, respectively, for accrued and unpaid salary. Mr. Untermeyer is entitled to receive medical insurance reimbursement, of which $699 was paid during the fiscal year ending March 31, 2020.

Employment Agreements

Bill G. Williams

On April 1, 2015, the Company entered into an employment agreement with Bill G. Williams as the Company’s Chief Executive Officer. The agreement was terminable and provided for a base annual salary of $96,000. In addition, the agreement provided that the Mr. Williams was entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Williams was also entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

The agreement provided that, in the event Mr. Williams is terminated without cause or resigns for good reason (each as defined in the agreement), Mr. Williams would receive, as severance, his base salary for a period of 60 months following the date of termination. In the event of a change of control of the Company, Mr. Williams may elect to terminate the agreement within 30 days thereafter and upon such termination would receive a lump sum payment equal to 500% of his base salary. The agreement contained certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the agreement.

On August 15, 2019, Mr. Williams resigned from his position as Chairman of the Board and Chief Executive Officer of the Company, effective August 31, 2019. Mr. Williams’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Williams passed away on April 12, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding our voting shares beneficially owned as of June 25, 2020 and is based on 463,679,669 shares of common stock issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 25, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 25, 2020 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each of the shareholders listed below is: 15150 Preston Road, Suite #300, Dallas, TX 75248.

	Shares Beneficially Owned						% of Total
	Common Stock		Series A Preferred(1)		Series B Preferred (2)		Voting Power
Name and Title of Beneficial Owner	Shares	% (3)	Shares	% (4)	Shares	% (5)
Gerald Easterling(6)	520,240	*	5,000,000(7)	100			39.35
Chief Executive Officer, President, Secretary & Director

William Delgado(8)	5,215,719	1.12					*
Treasurer, Chief Financial Officer, Director

Tom Untermeyer
Chief Operating Officer

All Directors & Officers as a Group (3 persons)	5,735,959	1.23	5,000,000	100			40.03

5% Stockholders

(1)
The Series A Preferred Stock is convertible, at the written consent of a majority of the outstanding shares of Series A Stock, in an amount of shares of common stock equal to 100% of the then outstanding shares of common stock at the time of such conversion. Each share of Series A Preferred Stock is entitled to vote sixty (60) shares of Common Stock for each one (1) share of Series A Preferred Stock held.
(2)
Series B designation
(3)
Based on 463,679,669 shares of common stock outstanding as of June 24, 2020
(4)
Based on 5,000,000 shares of Series A Preferred outstanding as of June 24, 2020
(5)
Based on 5,000 shares of Series B Preferred outstanding as of June 24, 2020
(6)
The shares are held by NaturalShrimp Holdings, Inc. (“NaturalShrimp”), of which Mr. Easterling is Chairman of the Board and the Chief Executive Officer. Mr. Easterling has shared voting and dispositive power over the shares held by NaturalShrimp Holdings, Inc.
(7)
On August 21, 2018, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with NaturalShrimp, the Company’s majority shareholder, which is controlled by our Chief Executive Officer, whereby the Company issued to NaturalShrimp 5,000,000 shares of Series A Preferred in exchanged for 75,000,000 shares of common stock of the Company. The 75,000,000 shares of common stock were subsequently returned to the Company’s treasury and cancelled.
(8)
The shares are held by Dragon Acquisitions LLC, of which Mr. Delgado is the managing member.

*
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2020, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 1, 2016 we entered into a note payable agreement with NSH. As of March 31, 2020 and 2019, approximately $735,000 has been borrowed under this note payable. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Bill G. Williams

We had entered into several working capital notes payable to the late Bill Williams, a former officer and director and a shareholder of the Company, for a total of $486,500 since inception. These notes are demand notes, had stock issued in lieu of interest and had no set monthly payment or maturity date. The balance of these notes at March 31, 2020 and 2019 was $426,404 and $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At March 31, 2020 and 2019, accrued interest payable was $275,054 and $266,616, respectively.

William Delgado

On April 20, 2017, the Company issued a six percent (6%) unsecured convertible note to Dragon Acquisitions in the principal amount of $140,000. The note matures one (1) year from the date of issuance. Upon an event of default, the default interest rate will be increased to twenty-four percent (24%), and the total amount of principal and accrued interest shall become immediately due and payable at the holder’s discretion. The note is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share, subject to adjustment. As of March 31, 2020, $140,000 of the note balance has been repaid.

Gerald Easterling

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and was also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 shares of common stock to the guaranteeing shareholders, not including the Company’s President and Chairman of the Board, which was recognized as debt issuance costs. On January 10, 2020, the CNB Note was amended with a new loan amount of $222,736 principal, plus interest. Interest is 5.75% per annum. Monthly installments of $1,780 are due on the first of each month, beginning March 1, 2020, with a maturity date February 1, 2037. The balance of the CNB Note was $222,736 and $228,759 as of March 31, 2020 and 2019, respectively.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

Director Independence

Our board of directors consists of Gerald Easterling and William Delgado. Our securities are quoted on the OTC Markets Group, which does not have any director independence requirements. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, our Board of Directors engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit our annual financial statements. The following tables set forth the fees billed to us for professional services rendered by TSC for the years ended March 31, 2020 and 2019:

Services	2020	2019
Audit fees	$53,750	$45,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$53,750	$45,700

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Asset Purchase Agreement, dated November 26, 2014, by and between Multiplayer Online Dragon, Inc. and NaturalShrimp Holdings, Inc.	8-K	2.1	12/3/2014
3.1 (a)	Articles of Incorporation	S-1	3.1	6/11/2009
3.1 (b)	Amendment to Articles of Incorporation	10-Q/A	3.3	5/19/2014
3.2	Bylaws	S-1	3.2	6/11/2009
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
10.1	Business Loan Agreement, dated September 13, 2005, by and among NaturalShrimp Holdings, Inc., Amarillo National Bank, NSC, NaturalShrimp International, Inc., NaturalShrimp San Antonio, L.P., Shirley Williams, Gerald Easterling, Mary Ann Untermeyer, and High Plain Christian Ministries Foundation, as amended, modified and assigned	8-K	10.1	2/11/2015
10.2	Secured Promissory Note, dated September 13, 2005, issued by NaturalShrimp Holdings, Inc. to Amarillo National Bank in the original principal amount of $1,500,000, as amended, modified and assigned	8-K	10.2	2/11/2015
10.3	Assignment Agreement, dated March 26, 2009, by and between Baptist Community Services, Amarillo National Bank and NaturalShrimp Holdings, Inc.	8-K	10.3	2/11/2015
10.4	Fifth Forbearance Agreement, dated January 30, 2015, by and between the Company, NaturalShrimp Holdings, Inc. and Baptist Community Services	8-K	10.4	2/11/2015
10.5	Stock Pledge Agreement, dated January 30, 2015, by and between the Company and Baptist Community Services	8-K	10.5	2/11/2015
10.6	Agreement Regarding Loan Documents, dated January 30, 2015, by and between the Company and NaturalShrimp Holdings, Inc.	8-K	10.6	2/11/2015
10.7	Exclusive Rights Agreement, dated August 19, 2014, between NaturalShrimp Holdings, Inc., its subsidiaries and F&T Water Solutions, LLC	8-K	10.7	2/11/2015
10.8	Members Agreement, dated August 19, 2014, between NaturalShrimp Holdings, Inc., F&T Water Solutions, LLC and the members of Natural Aquatic Systems, LLC	8-K	10.8	2/11/2015
10.9	Form of Subscription Agreement	8-K	10.1	5/7/2015
10.10	Form of Promissory Note	10-K	10.10	7/28/2015
10.11	Form of Loan Agreement	10-K	10.11	7/28/2015
10.12	Form of Security Agreement	10-K	10.12	7/28/2015
10.13	Form of Line of Credit Agreement with Extraco Bank	10-K	10.13	7/28/2015
10.14	Employment Agreement dated April 1, 2015 with Bill G. Williams	8-K	10.2	5/7/2015
10.15	Employment Agreement dated April 1, 2015 with Gerald Easterling	8-K	10.3	5/7/2015
10.16	Form of Private Placement Subscription Agreement and 6% Unsecured Convertible Note with Dragon Acquisitions LLC.	10-K	10.16	6/29/2017
10.17	Form of Promissory Note dated January 10, 2017 with Community National Bank	10-Q	10.1	2/14/2017
10.18	Form of Guaranty made by Gerald Easterling to Community National Bank	10-Q	10.1	2/14/2017
10.19	Payoff Letter, Termination and Release dated January 13, 2017 from Baptist Community Services	10-Q	10.2	2/14/2017
10.20	Securities Purchase Agreement dated January 23, 2017 with Vista Capital Investments, LLC	10-K	10.23	6/29/2017
10.21	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC	10-K	10.21	6/29/2017

10.22	Convertible Note dated January 23, 2017 issued to Vista Capital Investments, LLC	10-K	10.22	6/29/2017
10.23	Securities Purchase Agreement dated March 16, 2017 with Vista Capital Investments, LLC	10-K	10.23	6/29/2017
10.24	Convertible Debenture dated March 28, 2017 issued to Peak One Opportunity Fund, L.P.	10-K	10.24	6/29/2017
10.25	6% Convertible Note dated January 20, 2017 issued Dragon Acquisitions LLC	10-Q	10.1	2/14/2018
10.26	Securities Purchase Agreement dated March 16, 2017 with Peak One Opportunity Fund, L.P.	10-Q	10.1	8/14/2017
10.27	Amendment #1 to the Securities Purchase Agreement Entered into on March 16, 2017, dated July 5, 2017, with Peak One Opportunity Fund, L.P.	10-Q	10.2	8/14/2017
10.28	6% Convertible Note dated March 11, 2017 issued to Dragon Acquisitions LLC	10-Q	10.4	2/14/2018
10.29	6% Convertible Note dated April 20, 2017 issued to Dragon Acquisitions LLC	10-Q	10.5	2/14/2018
10.30	Securities Purchase Agreement dated July 31, 2017, with Crown Bridge Partners LLC	10-Q	10.6	2/14/2018
10.31	5% Convertible Note dated July 31, 2017, issued to Crown Bridge Partners LLC	10-Q	10.7	2/14/2018
10.32	Common Stock Purchase Warrant dated July 31, 2017, issued to Crown Bridge Partners LLC	10-Q	10.8	2/14/2018
10.33	Securities Purchase Agreement dated August 28, 2017 with Labrys Fund, LP	10-Q	10.9	2/14/2018
10.34	12% Convertible Note dated August 28, 2017, with Labrys Fund, LP	10-Q	10.10	2/14/2018
10.35	Common Stock Purchase Warrant dated August 28, 2017, issued to Labrys Fund, LP	10-Q	10.11	2/14/2018
10.36	12% Convertible Note dated September 11, 2017 issued to Auctus Funds, LLC	10-Q	10.12	2/14/2018
10.37	Common Stock Purchase Warrant dated September 11, 2017 issued to Auctus Funds, LLC	10-Q	10.13	2/14/2018
10.38	12% Convertible Note dated September 12, 2017 issued to JSJ Investments, Inc.	10-Q	10.14	2/14/2018
10.39	Securities Purchase Agreement dated September 28, 2017 with EMA Financial, LLC	10-Q	10.1	10/17/2017
10.40	12% Convertible Note issued to EMA Financial, LLC dated September 28, 2017	10-Q	10.2	10/17/2017
10.41	Common Stock Purchase Warrant dated October 2, 2017, issued to Crown Bridge Partners LLC	10-Q	10.17	2/14/2018
10.42	Securities Purchase Agreement dated October 31, 2017 with Labrys Fund, LP	10-Q	10.18	2/14/2018
10.43	12% Convertible Note dated October 31, 2017, issued to Labrys Fund, LP	10-Q	10.19	2/14/2018
10.44	Securities Purchase Agreement dated November 9, 2017 with GS Capital Partners, LLC.	10-Q	10.20	2/14/2018
10.45	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017	10-Q	10.21	2/14/2018
10.46	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated November 14, 2017	10-Q	10.22	2/14/2018
10.47	8% Collateralized Secured Promissory Note dated November 14, 2017, from GS Capital Partners, LLC	10-Q	10.23	2/14/2018
10.48	Securities Purchase Agreement dated December 20, 2017 with GS Capital Partners, LLC.	10-Q	10.24	2/14/2018
10.49	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017	10-Q	10.25	2/14/2018
10.50	8% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated December 20, 2017	10-Q	10.26	2/14/2018
10.51	8% Collateralized Secured Promissory Note dated December 20, 2017, from GS Capital Partners, LLC	10-Q	10.27	2/14/2018
10.52	Equity Financing Agreement with GHS Investments LLC	8-K	10.1	8/27/2018
10.53	Registration Rights Agreement with GHS Investments LLC	8-K	10.2	8/27/2018
10.54	12% Convertible Promissory Note dated June 5, 2018 with JSJ Investments, Inc.	10-Q	10.71	11/14/2018
10.55	Securities Purchase Agreement dated July 27, 2018 with GS Capital Partners, LLC	10-Q	10.72	11/14/2018
10.56	10% Convertible Secured Redeemable Note issued to GS Capital Partners, LLC dated July 27, 2018	10-Q	10.73	11/14/2018
10.57	10% Collateralized Secured Promissory Note dated July 27, 2018, from GS Capital Partners, LLC	10-Q	10.74	11/14/2018
10.58	Securities Purchase Agreement dated August 24, 2018 with One44 Capital, LLC	10-Q	10.75	11/14/2018
10.59	10% Convertible Redeemable Note issued August 24, 2018 with One44 Capital, LLC	10-Q	10.76	11/14/2018
10.60	Securities Purchase Agreement dated September 14, 2018 with Labrys Fund LP	10-Q	10.77	11/14/2018
10.61	12% Convertible Promissory Note dated September 14, 2018 issued to Labrys Fund, LP	10-Q	10.78	11/14/2018
10.62	Securities Purchase Agreement dated October 30, 2018 with Power Up Lending Group Ltd	10-Q	10.79	11/14/2018
10.63	8% Convertible Promissory Note dated October 30, 2018 with Power Up Lending Group Ltd.	10-Q	10.80	11/14/2018
10.64	12% Convertible Redeemable Note, Back End Note 1 of 2, dated January 29, 2018 from Adar Bays, LLC	10-K	10.64	07/01/2019

10.65	12% Convertible Redeemable Note, Back End Note, 2 of 2, dated January 29, 2018 with Adar Bays, LLC	10-K	10.65	07/01/2019
10.66	12% Collateralized Secured Promissory Note, 1 of 2, dated January 29, 2018 from Adar Bays, LLC	10-K	10.66	07/01/2019
10.67	12% Collateralized Secured Promissory Note 2of2, dated January 29, 2018 from Adar Bays, LLC	10-K	10.67	07/01/2019
10.68	Securities Purchase Agreement dated January 29, 2018 with Adar Bays, LLC	10-K	10.68	07/01/2019
10.69	12% Convertible Promissory Note dated January 30, 2018 with Power Up Lending Group Ltd.	10-K	10.69	07/01/2019
10.70	Securities Purchase Agreement dated January 30, 2018 with Power Up Lending Group Ltd.	10-K	10.70	07/01/2019
10.71	Debt Purchase Agreement dated February 8, 2018 between Labrys Fund LP and Adar Bays, LLC	10-K	10.71	07/01/2019
10.72	12% Convertible Promissory Note dated March 9, 2018 with Power Up Lending Group Ltd.	10-K	10.72	07/01/2019
10.73	Securities Purchase Agreement dated March 9, 2018 with Power Up Lending Group Ltd.	10-K	10.73	07/01/2019
10.74	Securities Purchase Agreement dated March 20, 2018 with Jefferson Street Capital, LLC	10-K	10.74	07/01/2019
10.75	12% Secured Convertible Promissory Note dated March 20, 2018 with Jefferson Street Capital, LLC	10-K	10.75	07/01/2019
10.76	Securities Purchase Agreement dated March 20, 2018 with BlueHawk Capital, LLC	10-K	10.76	07/01/2019
10.77	12% Secured Convertible Promissory Note dated March 20, 2018 with BlueHawk Capital, LLC	10-K	10.77	07/01/2019
10.78	Securities Purchase Agreement dated April 12, 2018 with One44 Capital, LLC	10-K	10.78	07/01/2019
10.79	10% Collateralized Secured Promissory Note dated April 12, 2018 with One44 Capital, LLC	10-K	10.79	07/01/2019
10.80	10% Convertible Redeemable Note, Back End Note, dated April 12, 2018 with One44 Capital, LLC	10-K	10.80	07/01/2019
10.81	Securities Purchase Agreement dated April 27, 2018 with BlueHawk Capital, LLC	10-K	10.81	07/01/2019
10.82	12% Convertible Promissory Note dated April 27, 2018 from BlueHawk Capital, LLC	10-K	10.82	07/01/2019
10.83	10% Secured Promissory Note issued to GHS Investments, LLC dated December 6, 2018	10-K	10.83	07/01/2019
10.84	Securities Purchase Agreement dated December 6, 2018 with GHS Investments LLC	10-K	10.84	07/01/2019
10.85	10% Secured Promissory Note issued to GHS Investments, LLC dated December 31, 2018	10-K	10.85	07/01/2019
10.86	Securities Purchase Agreement dated December 31, 2018 with GHS Investments LLC	10-K	10.86	07/01/2019
10.87	10% Convertible Promissory Note dated January 16, 2019 with GHS Investments LLC	10-K	10.87	07/01/2019
10.88	10% Convertible Promissory Note dated February 4, 2019 with GHS Investments LLC	10-K	10.88	07/01/2019
10.89	10% Convertible Promissory Note dated March 1, 2019 with GHS Investments LLC	10-K	10.89	07/01/2019
10.90	Securities Purchase Agreement dated March 1, 2019 with GHS Investments LLC	10-K	10.90	07/01/2019
10.91	10% Convertible Promissory Note dated April 17 2019 with GHS Investments LLC	10-Q	10.1	08/14/2019
10.92	Securities Purchase Agreement dated April 17, 2019 with GHS Investments LLC	10-Q	10.2	08/14/2019
10.93	Services, Consumables, Equipment Lease Agreement dated June 6, 2019 with Hydrenesis Aquaculture, LLC	10-Q	10.3	08/14/2019
10.94	Equity Financing Agreement dated August 23, 2019 with GHS Investments LLC	8-K	10.1	09/19/2019
10.95	Registration Rights Agreement dated August 23, 2019 with GHS Investments LLC	8-K	10.2	09/19/2019
10.96	Securities Purchase Agreement dated September 17, 2019 with GHS Investments LLC	10-Q	10.1	11/14/2019
21.1*	Subsidiaries of the Registrant.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
**
To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)
Date: June 26, 2020

By: /s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: June 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Gerald Easterling	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	Date: June 26, 2020
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	Date: June 26, 2020
William Delgado

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2020 and 2019

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalShrimp Incorporated.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
June 26, 2020

We have served as the Company’s auditor since 2015.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2020	March 31, 2019
Current assets
Cash	$109,491	$137,499
Notes receivable	-	1,700
Inventory	-	4,200
Prepaid expenses	128,693	35,286
Insurance settlement	917,210	-

Total current assets	1,155,394	178,685

Fixed assets	707,808	1,178,589

Other assets
Construction-in-process	-	377,504
Right of Use asset	275,400	-
Deposits	178,198	10,500

Total other assets	453,598	388,004

Total assets	$2,316,800	$1,745,278

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$641,147	$576,029
Accrued interest	81,034	96,735
Accrued interest - related parties	296,624	295,184
Other accrued expenses	1,204,815	512,508
Short-term Promissory Note and Lines of credit	570,497	119,225
Bank loan	8,904	228,725
Notes payable - related parties	1,221,162	1,271,162
Derivative liability	176,000	157,000
Warrant liability	90,000	93,000
Total current liabilities	4,753,343	3,931,618

Bank loans, less current maturities	225,837	20,193
Lines of credit	-	650,453
Lease Liability	275,400	-

Total liabilities	5,254,580	4,602,264
Commitments and contingencies (Note 12)
Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2020 and March 31, 2019	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 2,250 and 0 shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 379,742,524 and 301,758,293 shares issued and outstanding at March 31, 2020 and March 31, 2019, respectively	37,975	30,177
Additional paid in capital	43,533,242	38,335,782
Accumulated deficit	(46,427,396)	(41,223,445)
Total stockholders' deficit attributable to NaturalShrimp, Inc. shareholders	(2,855,679)	(2,856,986)

Non-controlling interest in National Acquatic Systems, Inc.	(82,101)	-

Total stockholders' deficit	(2,937,780)	(2,856,986)

Total liabilities and stockholders' deficit	$2,316,800	$1,745,278

The accompanying notes are an integral part of these consolidated financial statements

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31, 2020	March 31, 2019

Sales	$-	$-

Operating expenses:
Facility operations	232,318	100,596
General and administrative	1,610,331	869,821
Research and development	153,250	-
Depreciation and amortization	100,359	30,296

Total operating expenses	2,096,258	1,000,713

Net loss from operations	(2,096,258)	(1,000,713)
		109.5%
Other income (expense):
Interest expense	(178,425)	(223,350)
Amortization of debt discount	(577,228)	(1,613,984)
Financing costs	(236,718)	(1,899,935)
Change in fair value of derivative liability	(27,000)	1,319,500
Change in fair value of warrant liability	3,000	(47,000)
Loss on exercise of warrants	-	(3,745,099)
Loss on warrant settlement	(635,000)	-
Loss on disposal of fixed assets	(71,138)	-
Loss due to fire	(992,285)	-
	-

Total other income (expense)	(2,714,794)	(6,209,868)

Loss before income taxes	(4,811,052)	(7,210,581)

Provision for income taxes	-	-

Net loss	(4,811,052)	(7,210,581)

Less net loss attributable to non-controlling interest	(82,101)	-

Net loss attributable to NaturalShrimp Inc.	(4,728,951)	(7,210,581)

Amortization of beneficial conversion feature on Series B PS	(475,000)	-

Net loss available for common stockholders	$(5,203,951)	$(7,210,581)

EARNINGS PER SHARE (Basic and diluted)	$(0.02)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	326,835,226	171,325,837

The accompanying notes are an integral part of these consolidated financial statements

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Sereis B Preferred stock		Common stock		Additional paid in	Accumulated	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	deficit	interest	deficit
Balance March 31, 2018	-	-	-	-	97,656,095	9,766	27,743,352	(34,012,864)		(6,259,746)

Issuance of shares in connection with debt					3,225,000	323	106,628			106,951
Issuance of shares for cash					220,000	22	15,378			15,400
Issuance of shares upon conversion					226,217,349	22,623	1,338,275			1,360,898
Issuance of shares under equity financing agreement					22,131,893	2,213	462,303			464,516
Conversion of common shares into Series A Preferred shares	5,000,000	500			(75,000,000)	(7,500)	7,000			-
Beneficial conversion feature							620,977			620,977
Reclass of derivative liability upon conversion or redemption of related convertible debentures							4,068,500			4,068,500
Issuance of shares upon exercise of warrants					27,307,955	2,731	3,973,369			3,976,099

Net loss								(7,210,581)		(7,210,581)

Balance March 31, 2019	5,000,000	$500	-	$-	301,758,293	$30,177	$38,335,782	$(41,223,445)	$-	(2,856,986)

Issuance of shares under equity financing agreement					14,744,646	1,474	1,772,526			1,774,000
Issuance of shares upon conversion					63,239,585	6,323	633,386			639,710
Reclass of derivative liability upon conversion or redemption of related convertible debentures							8,000			8,000
Purchase of Series B Preferred shares			2,250	-			2,250,000			2,250,000
Beneficial conversion feature related to the Series B Preferred Shares							475,000	(475,000)		-
Beneficial conversion feature							58,548			58,548
										-
Net loss								(4,728,951)	(82,101)	(4,811,052)

Balance March 31, 2020	5,000,000	$500	2,250	$-	379,742,524	$37,975	$43,533,242	$(46,427,396)	$(82,101)	(2,937,780)

  The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Inc.	$(4,728,951)	$(7,210,578)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	100,359	30,296
Amortization of debt discount	577,228	1,613,984
Change in fair value of derivative liability	27,000	(1,319,500)
Change in fair value of warrant liability	(3,000)	47,000
Financing costs related to convertible debentures	-	1,899,935
Loss on exercise of warrants	-	3,745,099
Default penalty	27,000	-
Net loss attributable to non-controlling interest	(82,101)	-
Loss on warrant settlement	635,000	-
Loss on disposal of fixed assets	71,138	-
Loss due to fire	992,286	-

Changes in operating assets and liabilities:
Inventory	4,200	-
Prepaid expenses and other current assets	(93,407)	(6,585)
Deposits	(167,698)	(4,203)
Accounts payable	66,818	47,489
Other accrued expenses	57,307	111,922
Accrued interest	32,537	-
Accrued interest - related parties	1,440	54,807

Cash used in operating activities	(2,482,846)	(990,334)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(1,232,704)	(5,376)
Cash paid for construction in process	-	(206,454)

CASH USED IN INVESTING ACTIVITIES	(1,232,704)	(211,830)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(14,177)	(7,688)
Repayment line of credit short-term	(199,181)	(5,105)
Notes receivable	-	239,500
Proceeds from issuance of common shares under equity agreement	1,774,000	464,516
Proceeds from sale of stock		15,400
Proceeds from sale of Series B Convertible Preferred stock	2,250,000	-
Proceeds from convertible debentures	100,000	977,060
Payments on notes payable - related party	(50,000)	-
Payments on convertible debentures	(85,500)	(368,300)
Payments on convertible debentures, related party	(87,600)	-

Cash provided by financing activities	3,687,542	1,315,383

NET CHANGE IN CASH	(28,008)	113,219

CASH AT BEGINNING OF PERIOD	137,499	24,280

CASH AT END OF PERIOD	$109,491	$137,499

INTEREST PAID	$176,985	$168,543

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$639,708	$1,360,898
Right of Use asset and Lease liability	$275,400	$-
Notes receivable for convertible debentures	$-	$90,000
Conversion of common shares to Series A Preferred Shares	$-	$500

  The accompanying notes are an integral part of these consolidated financial statements

NATURALSHRIMP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” “the Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that allows the Company to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. The Company’s initial production facility is located outside of San Antonio, Texas.

The Company has two wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and 51% owned Natural Aquatic Systems, Inc. (“NAS”).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2020, the Company had a net loss available for common stockholders of approximately $5,204,000. At March 31, 2020, the Company had an accumulated deficit of approximately $46,427,000 and a working capital deficit of approximately $3,598,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. Additionally, on March 18, 2020, the Company’s facility, which was near completion, was destroyed in a fire. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the 2020 fiscal year, the Company received net cash proceeds of approximately $100,000 from the issuance of convertible debentures, approximately $1,774,000 from issuance of the Company’s common stock through an equity financing agreement and $2,250,000 from the sale of Series B Preferred stock. Subsequent to March 31, 2020, the Company received $1,000,000 from the purchase of approximately,1,000 Series B preferred shares. (See Note 13). Management believes that the future funding to be received in relation to the equity financing agreement and the sale of Series B preferred shares under the securities purchase agreement (see Note 7), will assist in the funding of the long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Management’s plans include rebuilding the facility within the next year, and to begin operations. The Company plans to improve the growth rate of the shrimp and the environmental conditions of its production facilities. Management also plans to acquire a hatchery in which the Company can better control the environment in which to develop the post larvaes. If management is unsuccessful in these efforts, discontinuance of operations is possible. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp Corporation, NaturalShrimp Global and 51%-owned Natural Aquatic Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2020, the Company had approximately $469,000 in convertible debentures whose approximately 12,518,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.25 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates, and approximately 2,916,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. Included in the diluted EPS for the year ended March 31, 2019, the Company had approximately $1,097,000 in convertible debentures whose approximately 66,376,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 444,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. .

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2020 and 2019.

The derivative and warrant liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended March 31, 2020 and 2019:

Derivatives

	2020	2019
Derivative liability balance at beginning of period	$157,000	$3,455,000
Additions to derivative liability for new debt	-	2,090,000
Reclass to equity upon conversion or redemption	(8,000)	(4,068,500)
Change in fair value	27,000	(1,319,500)
Balance at end of period	$176,000	$157,000

At March 31, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.11%, and expected volatility of the Company’s common stock of 229.10%, and the various estimated reset exercise prices weighted by probability.

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

Warrant liability

	2020	2019
Warrant liability balance at beginning of period	$93,000	$277,000
Additions to warrant liability for new warrants	-	-
Reclass to equity upon exercise		(231,000)
Change in fair value	(3,000)	47,000
Balance at end of period	$90,000	$93,000

At March 31, 2020, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.23%, and expected volatility of the Company’s common stock ranging of 261.85%.

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

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2020 and 2019.

The Company maintains cash balances at one financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2020, and 2019, the Company’s cash balance did not exceed FDIC coverage.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with ASC 718. “Stock-based Compensation to Employees” is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. Once the stock is issued the appropriate expense account is charged.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance was adopted by the Company as of April 1, 2019, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). The Company adopted ASU 2016-02 on April 1, 2019, and the adoption resulted in the recognition of a Right of Use Asset (“ROU”) and a Lease Liability for a new equipment lease entered into on June 24, 2019 (Note 11).

During the year ended March 31, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2020, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 13 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – FIXED ASSETS

Land	$202,293	$202,293
Buildings	509,762	1,328,161
Machinery and equipment	221,987	934,621
Autos and trucks	19,063	14,063
Furniture and fixtures	-	22,060
Accumulated depreciation	(245,297)	(1,322,609)
Fixed assets, net	$707,808	$1,178,589

During January 2020, the Company reclassified approximately $886,000 of Construction in Process into Machinery and equipment, as the assets had begun to be put into use. The Company also wrote off certain fixed assets which were no longer in use, resulting in a net loss on the disposal of $71,128. The consolidated statements of operations reflect depreciation expense of approximately $100,000 and $30,000 for the years ended March 31, 2020 and 2019, respectively.

On March 18, 2020, the Company’s research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. The majority of the damage was to their pilot production plant, which destroyed a large portion of the fixed assets of the Company. The property destroyed had a net book value of $1,909,495, which was written off and recognized as Loss due to fire. The Company filed a claim with their insurance company, and as of June 2, 2020, received all the proceeds, which totaled $917,210. In accordance with ASC 610-30, Other Income: Gains and Losses on Involuntary Conversions, a loss of property due to destruction, such as a fire, which is replaced by another asset such as cash or insurance proceeds is defined as an involuntary conversion, and to the extent the cost of the assets destroyed differs from the amount of monetary assets received, the transaction results in the realization of a gain or loss that shall be recognized.as a separate component of income from continuing operations. Therefore, there was a Loss due to fire of $992,285 recognized on the accompanying Consolidated Statement of Operations. As the proceeds were received subsequent to the year end at March 31, 2020, but prior to the issuance of the financial statements, the $917,210 has been recognized as Insurance settlement on the accompanying Consolidated Balance Sheet.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company also has a working capital line of credit with Extraco Bank. On April 30, 2019, the Company renewed the line of credit for $372,675. The line of credit bears an interest rate of 5.0% that is compounded monthly on unpaid balances and is payable monthly. The line of credit matures on April 30, 2020 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 and $472,675 at March 31, 2020 and March 31, 2019. On April 12, 2019, prior to the renewal, the Company paid $100,000 on the loan. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021, for a balance of $372,675.

The Company also has additional lines of credit with Extraco Bank for $100,000 and $200,000, which were renewed on January 19, 2019 and April 30, 2019, respectively, with maturity dates of January 19, 2020 and April 30, 2020, respectively. On January 8, 2020, the Company paid off the $100,000 line of credit. The lines of credit bear an interest rate of 6.5% and 5%, respectively, that is compounded monthly on unpaid balances and is payable monthly. They are secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the lines of credit was $178,778 and $276,958 at March 31, 2020 and March 31, 2019, respectively. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021, for a balance of $177,778.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.4% as of March 31, 2019. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2020 and March 31, 2019.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.50% as of March 31, 2019. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at March 31, 2020 and March 31, 2019.

NOTE 5 – BANK LOANS

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $222,736 at March 31, 2020, $19,200 of which was in current liabilities, and $228,725 at March 31, 2019.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The promissory note is guaranteed by an officer and director. The balance of the promissory note at March 31, 2020 and 2019 was $12,005 and $20,193, respectively.

Maturities on Bank loan is as follows:

Years ended:
March 31, 2021	$8,904
March 31, 2022	20,730
March 31, 2023	9,240
March 31, 2024	9,786
March 31, 2025	10,364
Thereafter	175,717
$234,741

NOTE 6 – CONVERTIBLE DEBENTURES

March 20, 2018 Debenture

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matured on December 20, 2018. On September 20, 2018 the outstanding principal and $5,040 in accrued interest of the note was purchased from the noteholder by a third party, for $126,882. The additional $37,842 represented the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder and was recognized as financing cost. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. In the event of a “DTC chill”, the conversion rate is adjusted to 40% of the market price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

During the first 180 days the convertible redeemable note was in effect, the Company was allowed to redeem the note at amounts ranging from 125% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the issuance to 180 days from the date of issuance of the debenture.

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

On March 1, 2019, the holder converted $28,579 of principal and $2,021 of accrued interest into 1,000,000 shares of common stock of the Company. As a result of the conversion the derivative liability related to the debenture was remeasured immediately prior to the conversion with an overall increase in the fair value of $17,000 recognized, with the fair value of the derivative liability related to the converted portion, of $65,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.45 and $0.03; a risk-free interest rate ranging from 2.41% to 2.45% and expected volatility of the Company’s common stock, of 478.31%, and the various estimated reset exercise prices weighted by probability.

On November 12, 2019, the holder converted the remaining principal and accrued interest balance into 179,984 shares of common stock of the Company. As a result of the conversion the derivative liability related to the debenture was remeasured immediately prior to the conversion with an overall decrease in the fair value of $2,000 recognized, with the fair value of the derivative liability related to the converted portion, of $8,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.11; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 98.46%, and the various estimated reset exercise prices weighted by probability.

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

During the fourth fiscal quarter of 2019, in three separate conversions, the holder converted $57,164 of principal into 9,291,354 shares of common stock of the Company. As a result of the conversions the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall increase in the fair value of $65,000 recognized, with the fair value of the derivative liability related to the converted portion, of $171,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion, of $0.28 to $0.40; a risk-free interest rate of 2.36% to 2.41% and expected volatility of the Company’s common stock, of 343.98% to 374.79%, and the various estimated reset exercise prices weighted by probability. There were no further conversions during the year ended March 31, 2020, with a remaining outstanding principal balance of $23,474 as of March 31, 2020.

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

On December 13, 2018 the holder converted $11,200 of principal into 4,000,000 shares of common stock of the Company. As a result of the conversion the derivative liability related to the first debenture was remeasured immediately prior to the conversion with an overall increase in the fair value of $26,000 recognized, with the fair value of the derivative liability related to the converted portion, of $20,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of conversion, of $0.02; a risk-free interest rate of 2.43% and expected volatility of the Company’s common stock of 448.43% , and the various estimated reset exercise prices weighted by probability. There were no further conversions during the year ended March 31, 2020 with a remaining outstanding principal balance of $171,620 as of March 31, 2020.

December 6, 2018 Debenture

On December 6, 2018, the Company entered into an 10% convertible promissory note for $210,460, which matures on September 6, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $136,799 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2020 amounted to approximately $91,000. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $46,000.

On June 27, 2019 the holder converted $18,410 of principal and $15,590 of interest into 3,000,000 shares of common stock of the Company. On three occasions during the three months ended September 30, 2019, the holder converted $137,000 of principal and $3,000 of interest into 14,000,000 shares of common stock of the Company. The note was fully converted on two occasions during October 2019, into 8,420,477 shares of common stock of the Company.

December 31, 2018 Debenture

On December 31, 2018, the Company entered into an 10% convertible promissory note for $135,910, which matures on September 30, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $88,342 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2020 amounted to approximately $59,000. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $29,000. On January 6, 2020 the holder converted the entire principal balance of $135,910, plus accrued interest of $13,893 into 14,980,353 shares of the common stock of the Company.

January 16, 2019 Debenture

On January 16, 2019, the Company entered into an 10% convertible promissory note for $205,436, with an OID of $18,686, for a purchase price of $186,750, which matures on October 16, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.01. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $176,675 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2020 amounted to approximately $128,000. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $49,000.

On two occasions during the three months ended December 31, 2019, the holder converted $101,661 of principal into 12,000,000 shares of common stock of the Company. On March 11, 2020, the holder converted the remaining $103,775 of principal and $2,681 of accrued interest into 10,645,636 of shares of the common stock of the Company.

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

On August 6, 2019, the Company exercised its option to redeem the February 4, 2019 debenture, for a redemption price of approximately $132,000. The principal of $85,500 and interest of approximately $5,000 was derecognized with the additional $27,000 paid upon redemption recognized as a financing cost and $15,000 for legal fees. As a result of the redemption, the unamortized discount, after amortization expense in fiscal year 2020 of $28,500, related to the redeemed balance of $38,000 was immediately expensed, resulting in a total of $65,500. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $19,000.

March 1, 2019 Debenture

On March 1, 2019, the Company entered into an 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which matures on November 1, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2020 amounted to approximately $100,000. The amortization expense recognized during the year ended March 31, 2019 amounted to approximately $34,000.

April 17, 2019 Debenture

On April 17, 2019, the Company entered into an 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been waived as of the date of this filing. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the year ended March 31, 2020 amounted to approximately $59,000.

The derivative liability arising from all of the above discussed debentures was revalued at March 31, 2020, resulting in an increase of the fair value of the derivative liability of $27,000 for the year ended March 31, 2020. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.11%, and expected volatility of the Company’s common stock of 229.10%, and the various estimated reset exercise prices weighted by probability. The derivative liability arising from all of the above discussed debentures was revalued at March 31, 2019, resulting in an increase of the fair value of the derivative liability of $1,319,500, including upon conversions, for the year ended March 31, 2019. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.06; a risk-free interest rate ranging from 1.73% to 2.09%, and expected volatility of the Company’s common stock ranging from 272.06% to 375.93%, and the various estimated reset exercise prices weighted by probability.

The warrant liability relating to all of the warrant issuances discussed above was revalued at March 31, 2020, resulting in an decrease to the fair value of the warrant liability of $3,000 for the year ended March 31, 2020. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.23%, and expected volatility of the Company’s common stock of 261.85%. The warrant liability relating to all of the warrant issuances discussed above was revalued at March 31, 2019, resulting in an increase to the fair value of the warrant liability of $47,000 for the year ended March 31, 2019. The key valuation assumptions used consists, in part, of the price of the Company’s common stock of $0.21; a risk-free interest rate of 2.21%, and expected volatility of the Company’s common stock of 285.32%

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2019 and 2018, the Company had 200,000,000 preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares Series A preferred stock are authorized and outstanding, and 5,000 shares Series B preferred stock are authorized and 2,250 outstanding, respectively.
Series B Preferred Equity Offering

On September 5, 2019, the Board authorized the issuance of 5,000 preferred shares to be designated as Series B Preferred Stock (“Series B PS”). The Series B PS have a par value of $0.0001, a stated value of $1,200 and no voting rights. The Series B PS include 10% cumulative dividends, payable quarterly. Upon the dissolution, liquidation or winding up of the Company, the holders of Series B PS shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Series B PS before any payment or distribution shall be made to the holders of any Junior securities. The Series B PS are redeemable at the Company's option, at percentages ranging from 120% to 135% for the first 180 days, based on the passage of time. The Series B are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver Series B PS requested under conversion notices. The triggering redemption amount is at the greater of (i) 135% of the stated value or (ii) the product of the volume-weighted average price (“VWAP”) on the day proceeding the triggering event multiplied by the stated value divided by the conversion price. As the redemption feature at the holder’s option is contingent on a future triggering event, the Series B PS is considered contingently redeemable, and as such the preferred shares are classified in equity until such time as a triggering event occurs, at which time they will be classified as mezzanine.

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

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased. During the year ended March 31, 2020, the Company issued 2,250 Series B Preferred Shares in various tranches of the SPA, totaling $2,250,000. The intrinsic value of the beneficial conversion option on several of the tranches was calculated at a total of $475,000, which was fully amortized upon issuance, as the Series B PS is immediately convertible into common stock.

Series A Preferred Shares

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

The Company issued 6,719,925 shares of their common stock on July 17, 2018, upon cashless exercise of the warrants granted in connection with a convertible debenture entered into in July of 2017, and on August 28, 2018, 4,494,347 shares were issued upon cashless exercise of the warrants granted in connection with the second closing of the same convertible debenture.
The Company issued 10,000,000 and 6,093,683 shares of their common stock on January 11, 2019 and February 8, 2019, respectively, upon cashless exercise of the warrants granted in connection with a convertible debenture entered into in September of 2017 Debenture (Note 8).

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

During the year ended March 31, 2020, the Company put to GHS for the issuance of 14,744,646 shares of common stock for a total of $1,774,000, at prices ranging from $0.15 to $0.09. During the year ended March 31, 2019, the Company put to GHS for the issuance of 22,131,893 shares of common stock for a total of $464,516, at prices ranging from $0.14 to $0.0046.

NOTE 8 – OPTIONS AND WARRANTS

The Company has not granted any options since inception.

The Company granted warrants in connection with various convertible debentures in previous periods. As of March 31, 2020 and March 31, 2019, there are 2,917,000 and 444,000 (after adjustment) remaining warrants to purchase shares of common stock outstanding, classified as a warrant liability, which expire on January 31, 2022, with an exercise price of 45% of the market value of the common shares of the Company on the date of exercise.

The warrant liability was revalued at March 31, 2020 and March 31, 2019 resulting in a $3,000 increase and $47,000 decrease to the fair value of the warrant liability, respectively, for the years ended March 31, 2020 and 2019. The warrants were cancelled in connection with the legal settlement in April of 2020 (see Note 13).

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet as of March 31, 2020 and 2019 is approximately $176,000 and $217,000 owing to the former Chief Executive Officer of the Company, approximately $84,000 and $69,000 owing to the President and current Chief Executive Officer of the Company, and approximately $166,000 and $96,000 (which includes $50,000 in both fiscal years, from consulting services prior to his employment) owing to the Chief Operating Officer, respectively. These amounts include both accrued payroll and accrued allowances and expenses.

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

During the year ending March 31, 2019, the Company had paid $52,400 on this note, with $87,600 remaining outstanding as of March 31, 2019. During the year ending March 31, 2020, on three separate dates, the Company paid the remaining balance in full.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of March 31, 2020 and March 31, 2019 the outstanding balance is approximately $735,000. At March 31, 2020 and March 31, 2019, accrued interest payable was $21,570 and $36,174, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, an officer, a director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes have no set monthly payment or maturity date. The balance of these notes at both March 31, 2020 and March 31, 2019 was $426,404, and is classified as a current liability on the consolidated balance sheets. At March 31, 2020 and March 31, 2019, accrued interest payable was $275,054 and $266,616, respectively..

Shareholders

In 2009, the Company entered into a note payable to Randall Steele, a shareholder of NSH, for $50,000. The note bears interest at 6.0% and was payable upon maturity on January 20, 2011, and was in default. The note is unsecured. On January 22, 2020, the Company paid the note payable in full.

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at March 31, 2020 and March 31, 2019 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 10 – FEDERAL INCOME TAX

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

The components of income tax expense for the years ended March 31, 2020 and 2019 consist of the following:

	2020	2019
Federal Tax statutory rate	21.00%	21.00%
Permanent differences	3.52%	10.23%
Valuation allowance	(24.52)%	(31.23)%
Effective rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of March 31, 2020 and 2019 are summarized below.

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,970,000	$1,126,000
Deferred tax benefit	5,000	287,000
Total deferred tax asset	1,975,000	1,413,000
Valuation allowance	(1,975,000)	(1,413,000))
	$-	$-

As of March 31, 2020, the Company had approximately $9,377,000 of federal net operating loss carry forwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $562,000 in the year ended March 31, 2020.

The Company reviewed all income tax positions taken or that they expect to be taken for all open years and determined that the income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2012 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

NOTE 11 – LEASE

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term is for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight line basis, over the life of the lease. As of March 31, 2020, the lease is on hold while the Company waits for new equipment to be delivered and installed. As the lease is on hold there has been no lease expense or amortization of the Right of Use asset for the year ended March 31, 2020.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On August 15, 2019, the late Mr. Bill Williams resigned from his position as Chairman of the Board and Chief Executive Officer of the Company, effective August 31, 2019. The separation agreement calls for the continued payment of salary, at $8,000 semi-monthly, until his accrued compensation in the amount of approximately $217,000 is paid off, as well as his monthly rent, medical and automobile payments to continue to be paid and deducted against the accrued compensation and debt. After the accrued compensation is fully paid, the payments shall be $10,000 per month against the remaining debt balance, which is $223,000 as of date of settlement, until such balance is paid in full.

Vista Capital Investments, LLC

On April 30, 2019, a complaint was filed against the Company in the U.S. District Court in Dallas, Texas alleging that the Company breached a provision in a common stock purchase warrant (the “Vista Warrant”) issued by the Company to Vista Capital Investments, LLC (“Vista”). Vista alleged that the Company failed to issue certain shares of the Company’s Common Stock as was required under the terms of the Warrant. Vista sought money damages in the approximate amount of $7,000,000, as well as costs and reimbursement of expenses.

On April 9, 2020, the Company, Vista and David Clark (“Clark’), a principal of Vista, (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company shall (i) pay to Vista the sum of $75,000, which the Company wired on April 10, 2020, and (ii) issue to Vista 17,500,000 shares of the Company’s Common Stock (the “Settlement Shares”). For a period of time equal to 90-days from the date of the settlement, or July 8, 2020, the Company shall have the right, but not the obligation, to purchase back from Vista 8,750,000 of the Settlement Shares at a price equal to the greater of (i) the volume weighted-average trading price of the Company’s common shares over the five preceding trading days prior to the date of the delivery of the Company’s written notice of such repurchase or (ii) $0.02 per share. The Vista warrants outstanding were also cancelled as part of the Settlement Agreement. The $75,000, as well as the fair market value of the 17,500,000 common shares, which is $560,000 based on the market value of the Company’s common stock on the settlement date of $0.32, has been accrued in Accrued expenses on the accompanying Balance Sheet and recognized as Loss on Warrant settlement on the accompanying Statement of Operations, as of March 31, 2020.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to year end, the Company has converted approximately $226,000 of their outstanding convertible debt as of March 31, 2020, into 37,926,000 shares of the Company’s common stock.

Subsequent to year end, the Company issued 1,000 Series B Preferred Shares in various tranches of the SPA, totaling $1,000,000.

Subsequent to year end, the Company has converted approximately 750 Series B PS plus 50 Series B PS dividends into 33,570,000 shares of the Company’s common stock, of which approximately 5,059,000 shares have not yet been issued as of the date of this filing.

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act

The complaint with Vista Capital Investments, LLC was settled subsequent to the year end, on April 9, 2020. See discussion above in Note 12. On May 18, 2020, the Company received $50,000 as consideration for waiving the purchase option on the Settlement Shares, thereby allowing Vista Capital Investments, LLC to retain all of the Settlement Shares.