Form 10-Q
period 2020-06-30
NaturalShrimp Inc
filed 2020-08-13
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 13, 2020, there were  510,868,658 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2020	March 31, 2020
Current assets
Cash	$1,112,719	$109,491
Prepaid expenses	59,950	128,693
Insurance settlement	-	917,210

Total current assets	1,172,669	1,155,394

Fixed assets	823,185	707,808

Other assets
Right of Use asset	275,400	275,400
Deposits	807,077	178,198

Total other assets	1,082,477	453,598

Total assets	$3,078,331	$2,316,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$491,953	$641,146
Accrued interest	87,870	81,034
Accrued interest - related parties	308,720	296,624
Other accrued expenses	484,837	1,204,815
Short-term Promissory Note and Lines of credit	570,497	570,497
Bank loan	8,990	8,904
Payroll Protection Program loan	103,200	-
Convertible debentures	278,000	463,161
Notes payable - related parties	1,221,162	1,221,162
Dividends payable	88,334	-
Derivative liability	-	176,000
Warrant liability	-	90,000

Total current liabilities	3,643,563	4,753,343

Bank loans, less current maturities	221,762	225,837
Lines of credit	-	-
Lease Liability	275,400	275,400

Total liabilities	4,140,725	5,254,580

Commitments and contingencies (Note 10)

Stockholders' deficit
	500	500
	-	-
	47,000	37,975
Additional paid in capital	46,316,362	43,533,242
Accumulated deficit	(47,342,260)	(46,427,396)
Total stockholders' deficit attributable to NaturalShrimp, Inc. shareholders	(978,398)	(2,855,679)

Non-controlling interest in NAS	(83,996)	(82,101)

Total stockholders' deficit	(1,062,394)	(2,937,780)

Total liabilities and stockholders' deficit	$3,078,331	$2,316,800

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30, 2020	June 30, 2019

Sales	$-	$-

Operating expenses:
General and administrative	335,979	89,060
Facility operations	11,372	124,524
Depreciation and amortization	10,781	12,244

Total operating expenses	358,132	350,352

Net loss from operations	(358,132)	(350,352)
		2.2%
Other income (expense):
Interest expense	(30,026)	(62,488)
Amortization of debt discount	-	(221,379)
Financing costs	(61,809)	(81,269)
Change in fair value of derivative liability	(29,000)	16,000
Loss on exercise of warrants	-	(50,000)
Total other income (expense)	(120,835)	(399,136)

Loss before income taxes	(478,967)	(749,488)

Provision for income taxes	-	-

Net loss	(478,967)	(749,488)

Less net loss attributable to non-controlling interest	(1,895)	-

Net loss attributable to NaturalShrimp Inc.	(477,072)	(749,488)

Amortization of beneficial conversion feature on Series B PS	(293,000)	-
Dividends	(144,792)	-

Net loss available for common stockholders	$(914,864)	$(749,488)

EARNINGS PER SHARE (Basic and diluted)	$(0.00)	$(0.00)

EARNINGS PER SHARE (Diluted)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	386,434,991	308,558,080

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

							Additional			Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance March 31, 2020	5,000,000	$500	2,250	$-	379,742,524	$37,975	$43,533,242	$(46,427,396)	$(82,101)	(2,937,780)

Issuance of common stock upon conversion					37,926,239	3,793	222,644			226,437
Reclass of derivative liability upon conversion of related convertible debentures							205,000			205,000
Purchase of Series B Preferred shares			1,250	-			1,250,000			1,250,000
Beneficial conversion feature related to the Series B Preferred Shares							293,000	(293,000)		-
Dividends payable on Series B PS								(144,792)		(144,792)
Series B PS Dividends in kind issued			50	-			56,458			56,458
Conversion of Series B PS to common stock			(800)	-	33,569,730	3,357	(3,357)			-
Common stock issued in Vista Warrant settlement					17,500,000	1,750	608,250			610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement							90,000			90,000
Common stock issued to consultant					1,250,000	125	61,125			61,250
Net loss								(477,072)	(1,895)	(478,967)
										-
Balance June 30, 2020	5,000,000	$500	2,750	$-	469,988,493	$47,000	$46,316,362	$(47,342,260)	$(83,996)	$(1,062,394)

Balance March 30, 2019	5,000,000	500			301,758,293	30,177	38,335,782	(41,223,445)		(2,856,986)

Issuance of shares under equity financing agreement					11,482,721	1,148	1,498,852			1,500,000
Issuance of shares upon conversion					3,000,000	300	29,700			30,000
Beneficial conversion feature							58,548			58,548
Net loss								(795,270)	-	(795,270)

Balance June 30, 2019	5,000,000	$500	-	$-	316,241,014	$31,625	$39,922,882	$(42,018,715)	$(2,856,986)	$(2,063,708)

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Inc.	$(477,072)	$(749,488)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,781	12,244
Amortization of debt discount	-	221,379
Change in fair value of derivative liability	29,000	(16,000)
Default penalty	41,112	-
Net loss attributable to non-controlling interest	(1,895)	-
Shares issued for services	61,250	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	68,743	(19,647)
Deposits	(628,879)	(10,133)
Accounts payable	(149,193)	(9,331)
Other accrued expenses	(159,814)	53,000
Accrued interest	6,836	-
Accrued interest - related parties	12,096	46,000

Cash used in operating activities	(1,187,035)	(471,976)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(126,158)	(67,623)
Cash received from Insurance settlement	917,210	-
Cash paid for construction in process	-	(230,000)

Cash provided by (used in) investing activities	791,052	(297,623)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(3,989)	(1,960)
Repayment line of credit short-term	-	(101,984)
Proceeds from PPP loan	103,200	-
Proceeds from issuance of common shares under equity agreement	-	1,500,000
Proceeds from sale of Series B Convertible Preferred stock	1,250,000	-
Proceeds from convertible debentures	-	100,000
Cash received in relation to Vista warrant settlement	50,000	-

Cash provided by financing activities	1,399,211	1,496,056

NET CHANGE IN CASH	1,003,228	726,457

CASH AT BEGINNING OF PERIOD	109,491	137,499

CASH AT END OF PERIOD	$1,112,719	$863,956

INTEREST PAID	$17,930	$16,488

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$226,437	$30,000
Dividends in kind issued	$56,458	$-
Shares issued on Vista Warrant settlement	$560,000	$-

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2020
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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2020, the Company had a net loss available for common stockholders of approximately $915,000. At June 30, 2020, the Company had an accumulated deficit of approximately $47,342,000 and a working capital deficit of approximately $2,471,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2020, the Company received net cash proceeds of $1,250,000 from the sale of 1,250 Series B Preferred shares. Subsequent to June 30, 2020, the Company received $500,000 from the sale of Series B Preferred shares (See Note 11). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended June 30, 2020 and 2019 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 26, 2020.

The condensed consolidated balance sheet at March 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2020, the Company had approximately $278,000 in convertible debentures whose approximately 1,560,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.124 to $0.25 for fixed conversion rates which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30,2019, the Company had approximately $1,168,000 in principal on convertible debentures whose approximately 40,269,000 underlying shares are convertible at the holders’ option at conversion prices  ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 444,000 warrants  with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2020 and March 31, 2020.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2020 and 2019:

Derivatives

	2020	2019
Derivative liability balance at beginning of period	$176,000	$157,000
Reclass to equity upon conversion or redemption	(205,000)	-
Change in fair value	29,000	(16,000)
Balance at end of period	$-	$141,000

At June 30, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.13%, and expected volatility of the Company’s common stock of 158.29%, and the various estimated reset exercise prices weighted by probability.

At June 30, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 2.12%, and expected volatility of the Company’s common stock of 110.05%, and the various estimated reset exercise prices weighted by probability.

Warrant liability

	2020	2019
Warrant liability balance at beginning of period	$90,000	$92,000
Reclass to equity upon cancellation or exercise	(90,000)	-
Change in fair value	-	-
Balance at end of period	$-	$92,000

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

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2020 and March 31, 2020.

Concentration of Credit Risk

The Company maintains cash balances at two financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2020 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2020, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The consolidated statements of operations reflect depreciation expense of approximately $11,000 and $12,000 for the three months ended June 30, 2020 and 2019, respectively.

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

Recently Issued Accounting Standards

As of June 30, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2020, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of June 30, 2020 and March 31, 2020 is as follows:

	June 30, 2020	March 31, 2020
Land	$202,293	$202,293
Buildings	541,862	509,762
Machinery and equipment	316,045	221,987
Autos and trucks	19,063	19,063
	1,079,263	953,105
Accumulated depreciation	(256,078)	(245,297)
Fixed assets, net	$823,185	$707,808

On March 18, 2020, the Company’s research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. The majority of the damage was to their pilot production plant, which destroyed a large portion of the fixed assets of the Company. The property destroyed had a net book value of $1,909,495, which was written off and recognized as Loss due to fire during the year ended March 31, 2020.. The Company filed a claim with their insurance company, and as of June 2, 2020, received all the proceeds, which totaled $917,210. The Company is currently purchasing replacement fixed assets and reconstructing their pilot production plant.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 at both June 30, 2020 and March 31, 2020.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both June 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of June 30, 2020. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of June 30, 2020. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2020 and March 31, 2020.

NOTE 5 – BANK LOAN

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $220,899 at June 30, 2020, $8,990 of which was in current liabilities, and $222,736 at March 31, 2020, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note at June 30, 2020 and March 31, 2020 was $9,853 and $12,005, respectively.

Maturities on Bank loan is as follows:

Years ended:
March 31, 2021	$112,190
March 31, 2022	20,730
March 31, 2023	9,240
March 31, 2024	9,786
March 31, 2025	10,364
Thereafter	171,642
$333,952

NOTE 6 – CONVERTIBLE DEBENTURES

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

The note is convertible into shares of the Company’s common stock at a price per share equal to 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a “DTC chill". The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

On May 5, 2020, the remaining outstanding balance of $29,057 was converted into 2,039,069 shares of common stock of the Company, at a conversion rate of $0.014. As a result of the conversion the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall increase in the fair value of $8,000 recognized, with the fair value of the derivative liability related to the converted portion, of $30,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion of $0.03; a risk-free interest rate of 0.13% and expected volatility of the Company’s common stock, of 158.29%, and the various estimated reset exercise prices weighted by probability.

September 14, 2018 Debenture

On September 14, 2018, the Company entered into a 12% convertible promissory note for $112,500, with an original issuance discount (OID) of $10,250, which matures on March 14, 2019. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company has not maintained the required share reservation under the terms of the note agreement. The Company believes it has sufficient available shares of the Company’s common stock in the event of conversion for these notes. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. The market capitalization has been below $5 million and therefore the note was in default, however, the holder has issued a waiver to the Company on this default provision.

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

On January 25, 2019 the outstanding principal of $101,550, plus an additional $81,970 of default principal and $13,695 in accrued interest of the note, resulting in a new balance of $197,215, was purchased from the noteholder by a third party, who extended the maturity date.

On three separate dates during the first quarter of the fiscal year ending March 31, 2021, the remaining outstanding balance was converted into 35,887,170 shares of common stock of the Company, at a conversion rate of $0.006. As a result of the conversion the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall increase in the fair value of $8,000 recognized, with the fair value of the derivative liability related to the converted portion, of $30,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion of $0.03; a risk-free interest rate of 0.13% and expected volatility of the Company’s common stock, of 158.29%, and the various estimated reset exercise prices weighted by probability.

March 1, 2019 Debenture

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which matures on November 1, 2019. The maturity date has been extended to September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three months ended June 30, 2020, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $50,000.

April 17, 2019 Debenture

On April 17, 2019, the Company entered into a 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been extended until September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three months ended June 30, 2020, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the three months ended June 30, 2019 amounted to approximately $20,000.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2020 and March 31, 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, and 5,000 shares Series B preferred stock are authorized and 2,750 outstanding, respectively.

Series B Preferred Equity Offering

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased. On September 17, 2019, the Company received an initial tranche of $250,000 under the SPA. During the three months ended June 30, 2020 the Company received $1,250,000 for the issuance of 1,250 Series B PS. Subsequent to year end, the Company issued 500 Series B Preferred Shares in various tranches of the SPA, totaling $500,000.

Subsequent to the year ended March 31, 2020, the Company has converted approximately 1,250 Series B PS plus 80 Series B PS dividends into 40,910,165 shares of the Company’s common stock.

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

The Company granted warrants in connection with various convertible debentures in previous periods. The remaining outstanding warrants were cancelled in connection with the legal settlement with Vista Capital Investments, LLC, on April 9, 2020. See discussion in Note 10. The related warrant liability was revalued upon cancellation on April 9, 2020, resulting in no change to the fair value of the warrant liability and the $90,000 fair value was reclassified to equity.

As of June 30, 2019, there were 444,000 (after adjustment) remaining warrants to purchase shares of common stock outstanding, classified as a warrant liability, which were to expire on January 31, 2022, with an exercise price of 45% of the market value of the common shares of the Company on the date of exercise.

NOTE 8 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet as of June 30, 2020 and March 31, 2020, respectively, is approximately $160,000 and $176,000 owing to the former Chief Executive Officer of the Company, approximately $84,000 and $84,000 owing to the President of the Company, and approximately $175,000 and $175,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment). These amounts include both accrued payroll and accrued allowances and expenses.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of June 30, 2020 and March 31, 2020 the outstanding balance is approximately $735,000. At June 30, 2020 and March 31, 2020, accrued interest payable was approximately $55,000 and $51,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a current shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes at both June 30, 2020 and March 31, 2020 was $426,404, respectively, and is classified as a current liability on the consolidated balance sheets. At June 30, 2020 and March 31, 2020, accrued interest payable was approximately $248,000 and $240,000, respectively. On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts agreed to in the separation agreement (Note 10), which includes the debt amounts owed to Bill Williams (see Note 11 for further discussion).

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2020 and March 31, 2020 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 9 – LEASE

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term is for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight line basis, over the life of the lease. As of June 30, 2020 and March 31, 2020, the lease is on hold while the Company waits for new equipment to be delivered and installed. As the lease is on hold there has been no lease expense or amortization of the Right of Use asset for the three months ended June 30, 2020.

For the three months ended June 30, 2019 the lease expense was $15,000, and the amortization of the Right of Use asset was $11,702.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements –Gerald Easterling

On April 1, 2015, the Company entered into an employment agreement with Gerald Easterling at the time as the Company’s President, effective as of April 1, 2015 (the “Employment Agreement”).

The Employment Agreement is terminable at will and each provide for a base annual salary of $96,000. In addition, the Employment Agreement provides that the employee is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Easterling will also be entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

The Employment Agreement provides that in the event the employee is terminated without cause or resigns for good reason (as defined in their Employment Agreement), the employee will receive, as severance the employee’s base salary for a period of 60 months following the date of termination. In the event of a change of control of the Company, the employee may elect to terminate the Employment Agreement within 30 days thereafter and upon such termination would receive a lump sum payment equal to 500% of the employee’s base salary.

The Employment Agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the employee’s Employment Agreement.

On August 15, 2019, the late Mr. Bill Williams resigned from his position as Chairman of the Board and Chief Executive Officer of the Company, effective August 31, 2019. Mr. Easterling replaced him as the Chief Executive Officer of the Company. The separation agreement calls for the continued payment of salary, at $8,000 semi-monthly, until his accrued compensation in the amount of approximately $217,000 is paid off, as well as his monthly rent, medical and automobile payments to continue to be paid and deducted against the accrued compensation and debt. After the accrued compensation is fully paid, the payments shall be $10,000 per month against the remaining debt balance, which is $223,000 as of date of settlement, until such balance is paid in full. On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts agreed to in the separation agreement for accrued compensation and debt (see Note 11).

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

On April 9, 2020, the Company, Vista and David Clark (“Clark’), a principal of Vista, (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company shall (i) pay to Vista the sum of $75,000, which the Company wired on April 10, 2020, and (ii) issue to Vista 17,500,000 shares of the Company’s Common Stock (the “Settlement Shares”). For a period of time equal to 90-days from the date of the settlement, or July 8, 2020, the Company shall have the right, but not the obligation, to purchase back from Vista 8,750,000 of the Settlement Shares at a price equal to the greater of (i) the volume weighted-average trading price of the Company’s common shares over the five preceding trading days prior to the date of the delivery of the Company’s written notice of such repurchase or (ii) $0.02 per share. On May 18, 2020, the Company received $50,000 as consideration for waiving the purchase option on the Settlement Shares, thereby allowing Vista to retain all of the Settlement Shares. The Vista warrants outstanding were also cancelled as part of the Settlement Agreement. The $75,000, as well as the fair market value of the 17,500,000 common shares, which is $560,000 based on the market value of the Company’s common stock on the settlement date of $0.32, was accrued in Accrued expenses on the accompanying March 31, 2020 Balance Sheet and recognized as Loss on Warrant settlement in the fourth quarter of the year ending March 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 500 Series B Preferred Shares in various tranches of the SPA, totaling $500,000.

Subsequent to the year ended March 31, 2020, the Company has converted approximately 1,250 Series B PS plus 80 Series B PS dividends into 40,910,165 shares of the Company’s common stock.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement dated August 15, 2019 for accrued compensation and debt owed to the late Mr. Bill Williams. The note bears interest at one percent per annum, and calls for monthly payments of $8,000 until the balance is paid in full.

On August 11, 2020, the Company issued a press release announcing that it has signed a letter of intent to acquire the assets of Alder Aqua, formerly known as VeroBlue Farms, in Webster City, Iowa, including, but not limited to, the real property, equipment, tanks, rolling stock, inventory, permits, contracts, customer lists and contracts and other such assets used in the operation of the business. The purchase price will be $10,000,000, consisting of a $5,000,000 down payment and notes due in 36 and 48 months. The acquisition is subject to successful due diligence by the Company and is expected to close in the fourth quarter of 2020. Additionally, the facilities located in Blairsburg, Iowa and Buckeye, Iowa are included in the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●
our ability on a timely basis to successfully rebuild our research and development plant in La Coste, Texas which was completely destroyed by a fire on March 18, 2020;
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
●
the commercial success of our products;
●
business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak ofCOVID-19);
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

Business Overview

We are a biotechnology company and we have developed a proprietary technology that allows us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Our initial production facility is located outside of San Antonio, Texas.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in six to nine months, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the three months ended June 30, 2020 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019

Salaries and related expenses	$110,715	$109,623
Professional fees	128,308	60,796
Other general and administrative expenses	93,322	84,994
Rent	3,634	4,066
Facility operations	11,372	124,524
Depreciation	10,781	12,244
Total	$358,132	$350,352

Operating expenses for the three months ended June 30, 2020 were $358,132, which is fairly consistent compared to operating expenses of $350,352 for the same period in 2019. The overall change in expenses is mainly the decrease in facility operations between the periods, offset by the increase in professional fees. The decrease of approximately $113,000 in facility operations is a result of the fire on March 18, 2020, at our pilot production plant, which is currently in the process of being rebuilt. In the three months ending June 30, 2019, the Company was progressing with their testing and planning to begin commercial operations, which had resulted in a ramp-up of costs, including increases for employees and related costs, consultants, travel costs The increase in professional fees is due to an increase in legal fees this period, related in part to the Vista warrant settlement, and an increase in accounting consulting fees, over the same period in the previous year.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2020, we had cash on hand of approximately $1,113,000 and a working capital deficiency of approximately $2,471,000. as compared to cash on hand of approximately $1,155,000 and a working capital deficiency of approximately $3,598,000 as of March 31, 2020. The increase in working capital deficiency for the three months ended June 30, 2020 while current assets is basically the same, is mainly due to the decreases in accounts payable and accrued expenses in current liabilities.

Working Capital Deficiency

Our working capital deficiency as of June 30, 2020, in comparison to our working capital deficiency as of March 31, 2020, can be summarized as follows:

	June 30,	March 31,
	2020	2020
Current assets	$1,172,669	$1,155,394
Current liabilities	3,643,563	4,753,343
Working capital deficiency	$2,470,894	$3,597,949

While current assets in total is fairly consistent between periods, there is an increase of approximately $1,003,000 in cash largely due to the receipt of the $917,210 of the Insurance proceeds from the fire at the pilot production plant, which is offset by the removal of the Insurance settlement from current assets as of March 31, 2020. The decrease in current liabilities is primarily due to the issuance of the shares of the Company’s common stock in the current period related to the Vista warrant settlement, with a fair value of $560,000, plus the cash payment to Vista of $75,000 on April 10, 2020, which were both included in accrued expenses as of March 31. 2020. Additionally, there is an increase of approximately $150,000 in accounts payable, and the reclassification to equity of the total derivative liability due to the full conversion of the related notes and the warrant liability upon the cancellation of the Vista warrants as part of the Vista warrant settlement.

Cash Flows

Our cash flows for the three months ended June 30, 2020, in comparison to our cash flows for the three months ended June 30, 2019, can be summarized as follows:

	Three Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(1,187,035)	$(471,976)
Net cash used in investing activities	791,052	(297,623)
Net cash provided by financing activities	1,399,211	1,496,056
Net change in cash	$1,003,228	$726,457

The increase in net cash used in operating activities in the three months ended June 30, 2020, compared to the same period in 2019 is largely attributable to the increase in deposits in the current period, which are payments towards fixed assets the Company is buying to reconstruct its pilot production plant; as well as the decrease in accrued expenses, which was a result of the settlement with Vista. Additionally, there was a swing in the fair value of derivatives between periods, as well as a default penalty on convertible notes this period, and consulting fees for shares of common stock of the Company which were issued for services.

The net cash provided by investing activities in the three months ended June 30, 2020 includes the $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant, offset by cash paid for machinery and equipment. In the same period in 2019, the Company used cash for investing activities to purchase machinery and equipment and payments on construction in process on the new facility.

The net cash provided by financing activities decreased by approximately $97,000 between periods. For the current period, the Company received $1,250,000 from the Securities Purchase Agreement for the sale of Series B Convertible Preferred Stock, as well as $103,200 from a Payroll Protection Program loan, which is expected to be forgiven within the current year. In the same period in the prior year, the financing activities primarily arose from the proceeds received from the equity financing agreement of $1,500,000 and $100,000 proceeds from a new convertible debenture in April of 2019, offset by payments made on the credit line in fiscal 2020.

Our cash position was approximately $1,113,000 as of June 30, 2020. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for the next twelve months, as more fully described below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance limit of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 at both June 30, 2020 and March 31, 2020.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both June 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of June 30, 2020. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of June 30, 2020. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2020 and March 31, 2020.

Bank Loan

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $222,736 at June 30, 2020, $19,200 of which was in current liabilities, and $220,899 at March 31, 2020, of which $8,990 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note at June 30, 2020 and March 31, 2020 was $9,853 and $12,005, respectively.

Convertible Debentures
On August 24, 2018, the Company entered into a 10% convertible note in the principal amount of $55,000, convertible into shares of common stock of the Company, which matures August 24, 2019. The interest rate increases to 24% per annum upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. On January 10, 2019 the outstanding principal of $55,000 and accrued interest of $1,974 was purchased from the noteholder by a third party, for $82,612. The additional $25,638 represents the redemption amount owing to the original noteholder and increases the principal amount due to the new noteholder. The note is convertible into shares of the Company’s common stock at a price per share equal to 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a “DTC chill". During the fourth fiscal quarter of 2019, in three separate conversions, the holder converted $57,164 of principal into 9,291,354 shares of common stock of the Company. On May 5, 2020, the remaining outstanding balance of $29,057 was converted into 2,039,069 shares of common stock of the Company, at a conversion rate of $0.014.

On September 14, 2018, the Company entered into a 12% convertible promissory note for $112,500, with an OID of $10,250, which matures on March 14, 2019. On January 25, 2019 the outstanding principal of $101,550, plus an additional $81,970 of default principal and $13,695 in accrued interest of the note, resulting in a new balance of $197,215, was purchased from the noteholder by a third party, who extended the maturity date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. The market capitalization has been below $5 million and therefore the note was in default, however, the holder has issued a waiver to the Company on this default provision.

The note is convertible into shares of the Company’s common stock at a variable conversion rate that is equal to the lesser of 60% of the lowest trading price for the last 20 days prior to the issuance of the note or 60% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 10% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after nine months from issue date. On December 13, 2018 the holder converted $11,200 of principal into 4,000,000 shares of common stock of the Company. On three separate dates during the first quarter of the fiscal year ending March 31, 2021, the remaining outstanding balance was converted into 35,887,170 shares of common stock of the Company, at a conversion rate of $0.006.

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which matures on November 1, 2019. The maturity date has been extended to September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities.

On April 17, 2019, the Company entered into a 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been extended to September 1, 2020.During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion.

Sale and Issuance of Common Stock

During the three months ended June 30, 2020, the Company issued 37,926,239 shares of the Company’s common stock upon conversion of approximately $226,000 of their outstanding convertible debt and accrued interest.

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

During the three months ended June 30, 2020, the Company received $1,250,000 for the issuance of 11,250 Series B PS.

Going Concern

The audited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to June 30, 2020 of approximately $47,342,000 as well as negative cash flows from operating activities of approximately $1,187,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2020 and March 31, 2020.

The Derivative and warrant liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2020, the Company had approximately $278,000 in convertible debentures whose approximately 1,560,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.124 to $0.25 for fixed conversion rates which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30,2019, the Company had approximately $1,168,000 in principal on convertible debentures whose approximately 40,269,000 underlying shares are convertible at the holders’ option at conversion prices  ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 444,000 warrants  with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2020.

Recently Issued Accounting Standards

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2020, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2020, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

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

(iii) Insufficient Resources. We have insufficient quantity of dedicated resources and internal experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

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

(v) Lack of Personnel with GAAP Experience. Although we utilize a third-party independent contractor for the preparation of our financial statements that is experienced in reviewing complex financial transactions and preparing financial statements, we lack the internal personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On April 9, 2020, the Company, Vista and David Clark (“Clark’), a principal of Vista, (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company shall (i) pay to Vista the sum of $75,000, which the Company wired on April 10, 2020, and (ii) issue to Vista 17,500,000 shares of the Company’s Common Stock (the “Settlement Shares”). For a period of time equal to 90-days from the date of the settlement, or July 8, 2020, the Company shall have the right, but not the obligation, to purchase back from Vista 8,750,000 of the Settlement Shares at a price equal to the greater of (i) the volume weighted-average trading price of the Company’s common shares over the five preceding trading days prior to the date of the delivery of the Company’s written notice of such repurchase or (ii) $0.02 per share. On May 18, 2020, the Company received $50,000 as consideration for waiving the purchase option on the Settlement Shares, thereby allowing Vista to retain all of the Settlement Shares. The Vista warrants outstanding were cancelled as part of the Settlement Agreement.

ITEM 1A. RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2020. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2020, filed with SEC on June 26, 2020, other than the following:

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business could be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments could cause disruption to our operations and manufacturing activities. Our third-party equipment manufacturers, third-party raw material suppliers, and consultants have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions which could adversely affect our business and operations. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, the Company received $1,250,000 for the issuance of 1,250 Series B PS., issued 37,926,239 shares of its common stock to a note holder in conversion of $226,437 of principal owed under the note and issued 33,569,730 shares of its common stock to upon conversion of 800 Series B PS.

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

NATURALSHRIMP INCORPORATED

Date: August 13, 2020	By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)

NATURALSHRIMP INCORPORATED

Date: August 13, 2020	By:	/s/ William Delgado
William Delgado
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)