Form 10-Q
period 2020-09-30
NaturalShrimp Inc
filed 2020-11-16
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 16, 2020, there were 531,023,743 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$315,601	$109,491
Prepaid expenses	154,117	128,693
Insurance settlement	-	917,210

Total current assets	469,718	1,155,394

Fixed assets	1,430,519	707,808

Other assets
Construction-in-process	1,896,226	-
Right of Use asset	275,400	275,400
Deposits	20,633	178,198

Total other assets	2,192,259	453,598

Total assets	$4,092,496	$2,316,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$809,597	$641,146
Accrued interest	78,134	81,034
Accrued interest - related parties	161,520	296,624
Other accrued expenses	309,485	1,204,815
Short-term Promissory Note and Lines of credit	578,153	570,497
Bank loan	8,438	8,904
Payroll Protection Program loan	103,200	-
Convertible debentures	168,000	463,161
Notes payable - related parties	1,247,162	1,221,162
Dividends payable	94,306	-
Derivative liability	-	176,000
Warrant liability	-	90,000

Total current liabilities	3,557,995	4,753,343

Bank loans, less current maturities	210,509	225,837
Note payable - related party, less current maturities	263,604	-
Lease Liability	275,400	275,400

Total liabilities	4,307,508	5,254,580

Commitments and contingencies (Note 10)

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2020 and March 31, 2020	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 1,696 and 2,250 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 531,023,743 and 379,742,524 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	53,103	37,975
Additional paid in capital	48,638,480	43,533,242
Accumulated deficit	(48,821,413)	(46,427,396)
Total stockholders' deficit attributable to NaturalShrimp, Inc. shareholders	(129,330)	(2,855,679)

Non-controlling interest in NAS	(85,682)	(82,101)

Total stockholders' deficit	(215,012)	(2,937,780)

Total liabilities and stockholders' deficit	$4,092,496	$2,316,800

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales	$-	$-	$-	$-

Operating expenses:
General and administrative	401,029	378,371	737,008	637,737
Research and development	79,550	-	79,550	-
Facility operations	68,271	15,035	79,643	139,559
Depreciation and amortization	8,896	13,319	19,677	25,563

Total operating expenses	557,746	406,725	915,878	802,859

Net loss from operations	(557,746)	(406,725)	(915,878)	(802,859)
		37.1%		14.1%
Other income (expense):
Interest expense	(29,490)	(57,043)	(59,516)	(119,531)
Amortization of debt discount	-	(254,994)	-	(476,373)
Financing costs	(2,643)	(82,949)	(64,452)	(164,218)
Change in fair value of derivative liability	-	(55,000)	(29,000)	(39,000)
Loss on warrant settlement	-	-	-	(50,000)

Total other income (expense)	(32,133)	(449,986)	(152,968)	(849,122)

Loss before income taxes	(589,879)	(856,711)	(1,068,846)	(1,651,981)

Provision for income taxes	-	-	-	-

Net loss	(589,879)	(856,711)	(1,068,846)	(1,651,981)

Less net loss attributable to non-controlling interest	(1,686)		(3,581)

Net loss attributable to NaturalShrimp Inc.	(588,193)	(856,711)	(1,065,265)	(1,651,981)

Amortization of beneficial conversion feature on Series B PS	(807,000)	-	(1,100,000)
Dividends	(83,960)		(228,752)

Net loss available for common stockholders	$(1,479,153)	$(856,711)	$(2,394,017)	$(1,651,981)

EARNINGS PER SHARE (Basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	451,549,772	326,488,640	419,177,832	317,572,350

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid	Accumulated	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	deficit	interest	deficit

Balance March 31, 2020	5,000,000	$500	2,250	$-	379,742,524	$37,975	$43,533,243	$(46,427,396)	$(82,101)	(2,937,780)

Issuance of common stock upon conversion					37,926,239	3,793	222,644			226,437
Reclass of derivative liability upon conversion or redemption of related convertible debentures							205,000			205,000
Purchase of Series B Preferred shares			1,250	-			1,250,000			1,250,000
Beneficial conversion feature related to the Series B Preferred Shares							293,000	(293,000)		-
Dividends payable on Series B PS								(144,792)		(144,792)
Series B PS Dividends in kind issued			50	-			56,458			56,458
Conversion of Serries B PS to common stock			(800)	-	33,569,730	3,357	(3,357)			-
Common stock issued in Vista Warrant settlement					17,500,000	1,750	608,250			610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement							90,000			90,000
Common stock issued to consultant					1,250,000	125	61,125			61,250

Net loss								(477,072)	(1,895)	(478,967)
										-
Balance June 30, 2020	5,000,000	$500	2,750	$-	469,988,493	$47,000	$46,316,363	$(47,342,260)	$(83,996)	$(1,062,394)

Issuance of common stock upon conversion					1,014,001	101	125,635			125,736
Purchase of Series B Preferred shares			1,250	-			1,250,000			1,250,000
Beneficial conversion feature related to the Series B Preferred Shares			65	-			807,000	(807,000)		-
Dividends payable on Series B PS								(83,960)		(83,960)
Series B PS Dividends in kind issued							77,984			77,984
Conversion of Serries B PS to common stock			(2,369)	-	58,521,249	5,852	(5,852)			-
Common stock issued to consultant					1,500,000	150	67,350			67,500

Net loss								(588,193)	(1,686)	(589,879)

Balance September 30, 2020	5,000,000	$500	1,696	$-	531,023,743	$53,103	$48,638,480	$(48,821,413)	$(85,682)	$(215,012)

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional	Accumulated	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	deficit	interest	deficit

Balance April 1, 2019	5,000,000	500			301,758,293	30,177	38,335,782	(41,223,445)		(2,856,986)

Issuance of shares under equity financing agreement					11,482,721	1,148	1,498,852			1,500,000
Issuance of shares upon conversion					3,000,000	300	29,700			30,000
Beneficial conversion feature							58,548			58,548
										-
Net loss								(795,270)	-	(795,270)

Balance June 30, 2019	5,000,000	$500	-	$-	316,241,014	$31,625	$39,922,882	$(42,018,715)	$-	$(2,063,708)

Purchase of Series B Preferred shares			250	-			250,000			250,000
Issuance of shares upon conversion					14,000,000	1,400	138,600			140,000
Issuance of shares under equity financing agreement					3,275,060	326	273,675			274,001

Net loss								(856,711)		(856,711)

Balance September 30, 2019	5,000,000	$500	250	$-	333,516,074	$33,351	$40,585,157	$(42,875,426)		$(2,256,418)

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Inc.	$(1,065,265)	$(1,651,981)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	19,677	25,563
Amortization of debt discount	-	476,373
Change in fair value of derivative liability	29,000	39,000
Default penalty	41,112	27,000
Net loss attributable to non-controlling interest	(3,581)	-
Shares issued for services	128,750	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,424)	(72,826)
Deposits	-	(10,133)
Accounts payable	168,448	63,571
Other accrued expenses	(174,926)	37,268
Accrued interest	13,000	-
Accrued interest - related parties	18,096	82,862

Cash used in operating activities	(851,113)	(983,303)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(742,388)	(267,283)
Cash received from Insurance settlement	917,210	-
Cash paid for construction in process	(1,738,661)	(487,218)

CASH USED IN INVESTING ACTIVITIES	(1,563,839)	(754,501)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(15,794)	(3,946)
Payment of related party notes payable	(24,000)	-
Repayment line of credit short-term	7,656	(104,008)
Proceeds from Payroll Protection Program loan	103,200	-
Proceeds from issuance of common shares under equity agreement	-	1,774,001
Proceeds from sale of Series B Convertible Preferred stock	2,500,000	250,000
Proceeds from convertible debentures	-	100,000
Payments on convertible debentures	-	(85,500)
Payments on convertible debentures, related party	-	(47,000)
Cash received in relation to Vista warrant settlement	50,000	-

Cash provided by financing activities	2,621,062	1,883,547

NET CHANGE IN CASH	206,110	145,743

CASH AT BEGINNING OF PERIOD	109,491	137,499

CASH AT END OF PERIOD	$315,601	$283,242

INTEREST PAID	$41,420	$36,669

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$336,437	$170,000
Dividends in kind issued	$134,443	$275,400
Shares issued on Vista Warrant settlement	$610,000	$-
Note payable, related party, issued in place of Settlement Agreement	$383,604	$-

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020
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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2020, the Company had a net loss available for common stockholders of approximately $2,394,000. At September 30, 2020, the Company had an accumulated deficit of approximately $48,821,000 and a working capital deficit of approximately $3,088,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended September 30, 2020, the Company received net cash proceeds of $2,500,000 from the sale of 2,500 Series B Preferred shares. Subsequent to September 30, 2020, the Company received $250,000 from the sale of Series B Preferred shares (See Note 11). Management believes that private placements of equity capital and/or additional debt financing will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended September 30, 2020 and 2019 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the six months ended September 30, 2020, the Company had approximately $168,000 in convertible debentures whose approximately 672,000 underlying shares are convertible at the holders’ option at a fixed conversion price of $0.25 which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the six months ended September 30, 2019, the Company had approximately $1,033,000 in principal on convertible debentures whose approximately 40,717,000 underlying shares are convertible at the holders’ option at conversion prices  ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 551,000 warrants  with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2020 and March 31, 2020.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended September 30, 2020 and 2019:

Derivatives

	2020	2019
Derivative liability balance at beginning of period	$176,000	$157,000
Reclass to equity upon conversion or redemption	(205,000)	-
Change in fair value	29,000	39,000
Balance at end of period	$-	$196,000

At September 30, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.17; a risk-free interest rate of 1.88%, and expected volatility of the Company’s common stock of 110.05%, and the various estimated reset exercise prices weighted by probability.

Warrant liability

	2020	2019
Warrant liability balance at beginning of period	$90,000	$93,000
Reclass to equity upon cancellation or exercise	(90,000)	-
Change in fair value	-	-
Balance at end of period	$-	$93,000

At September 30, 2019, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 1.71%, and expected volatility of the Company’s common stock of 268.05%.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2020 and March 31, 2020.

Concentration of Credit Risk

The Company maintains cash balances at two financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2020 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2020, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The consolidated statements of operations reflect depreciation expense of approximately $9,000 and $20,000 for the three and six months ended September 30, 2020 and $13,000 and $26,000 for the three and six months ended September 30, 2019, respectively.

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

Recently Issued Accounting Standards

As of September 30, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2020, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of September 30, 2020 and March 31, 2020 is as follows:

	September 30, 2020	March 31, 2020
Land	$202,293	$202,293
Buildings	541,862	509,762
Machinery and equipment	932,275	221,987
Autos and trucks	19,063	19,063
	1,695,493	953,105
Accumulated depreciation	(264,974)	(245,297)
Fixed assets, net	$1,430,519	$707,808

On March 18, 2020, the Company’s research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. The majority of the damage was to their pilot production plant, which destroyed a large portion of the fixed assets of the Company. The property destroyed had a net book value of $1,909,495, which was written off and recognized as Loss due to fire during the year ended March 31, 2020. The Company filed a claim with their insurance company, and as of June 2, 2020, received all the proceeds, which totaled $917,210. The Company is currently purchasing replacement fixed assets and reconstructing their pilot production plant.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 at both September 30, 2020 and March 31, 2020.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both September 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of September 30, 2020. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of September 30, 2020. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2020 and March 31, 2020.

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

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $218,947 at September 30, 2020, $8,990 of which was in current liabilities, and $222,736 at March 31, 2020, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note at September 30, 2020 and March 31, 2020 was $7,656 and $12,005, respectively.

Maturities on Bank loan is as follows:

Years ended:
March 31, 2021	$108,041
March 31, 2022	20,730
March 31, 2023	9,240
March 31, 2024	9,786
March 31, 2025	10,364
Thereafter	171,642
$329,803

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

March 1, 2019 Debenture

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which originally matured on November 1, 2019. The maturity date has been extended to September 1, 2020, with the noteholders waiving the default penalties through December 31, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three and six months ended September 30, 2020, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the three and six months ended September 30, 2019 amounted to approximately $50,000.

April 17, 2019 Debenture

On April 17, 2019, the Company entered into a 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been extended until September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three and six months ended September 30, 2020, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the three and six months ended September 30, 2019 amounted to approximately $20,000. On September 14, 2020, the outstanding balance of $110,000 was converted into 1,014,001 shares of common stock of the Company, at a conversion rate of $0.124.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2020 and March 31, 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, and 5,000 shares Series B preferred stock are authorized and 2,750 outstanding, respectively.

Series B Preferred Equity Offering

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased. During the six months ended September 30, 2020 the Company received $2,500,000 for the issuance of 2,500 Series B PS. During the six months ended September 30, 2019, the Company received an initial tranche of $250,000 under the SPA. Subsequent to the period end, the Company issued 250 Series B Preferred Shares in various tranches of the SPA, totaling $250,000.

During the six months ended September 30, 2020, the Company has converted 3,054 Series B PS plus 115 Series B PS dividends-in-kind into 92,090,979 shares of the Company’s common stock.

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

Common Shares Issued to Consultants

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. The agreement has a six month term, and therefore the fair value of $67,500, based on the market value of $0.045 on the grant date, will be recognized over the term of the agreement, with $32,500 expensed during the three months ended September 30, 2020.

On June 12, 2020, the Company issued 1,250,000 shares of common stock to a consultant, with the fair value of $61,250 based on the market price of $0.049 on the date issued and which was recognized as professional services in the three months ended June 30, 2020.

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

As of September 30, 2019, there were 551,452 (after adjustment) remaining warrants to purchase shares of common stock outstanding, classified as a warrant liability, which were to expire on January 31, 2022, with an exercise price of 45% of the market value of the common shares of the Company on the date of exercise.

NOTE 8 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet is approximately $84,000 owing to the President of the Company, and approximately $175,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of both September 30, 2020 and March 31, 2020. These amounts include both accrued payroll and accrued allowances and expenses.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of September 30, 2020 and March 31, 2020 the outstanding balance is approximately $735,000. At September 30, 2020 and March 31, 2020, accrued interest payable was approximately $58,000 and $51,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 at September 30, 2020 and $426,404 at March 31, 2020, respectively, and is classified as a current liability on the consolidated balance sheets. At September 30, 2020 and March 31, 2020, accrued interest payable was approximately $140,000 and $240,000, respectively.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019 (Note 10) for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum, and calls for monthly payments of $8,000 until the balance is paid in full.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at September 30, 2020 and March 31, 2020 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 9 – LEASE

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term is for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight line basis, over the life of the lease. As of September 30, 2020 and March 31, 2020, the lease is on hold while the Company waits for new equipment to be delivered and installed. As the lease is on hold there has been no lease expense or amortization of the Right of Use asset for the three and six months ended September 30, 2020.

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
On August 15, 2019, the late Mr. Bill Williams resigned from his position as Chairman of the Board and Chief Executive Officer of the Company, effective August 31, 2019. Mr. Easterling replaced him as the Chief Executive Officer of the Company. The separation agreement calls for the continued payment of salary, at $8,000 semi-monthly, until his accrued compensation in the amount of approximately $217,000 is paid off, as well as his monthly rent, medical and automobile payments to continue to be paid and deducted against the accrued compensation and debt. After the accrued compensation is fully paid, the payments shall be $10,000 per month against the remaining debt balance, until such balance is paid in full. On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts agreed to in the separation agreement for accrued compensation and debt (see Note 8).

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. The amount in controversy is not material.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The Company has filed its answer to the complaint and is seeking to settle the matter with Mr. Shover with the approval of the Federal District Court. A settlement stipulation has been prepared and approved by the parties and will be filed with the Court along with a proposed order.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the three months ended September 30, 2020, the Company issued 250 Series B Preferred Shares in various tranches of the SPA, totaling $250,000.

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
●
the commercial success of our products;
●
business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak of COVID-19);
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

NS Global was a 50% shareholder of NaturalShrimp Europe GmBH, which ultimately re-domiciled from Switzerland to Norway in the name of NaturalShrimp International A.S. and later changed its name to Gamba International, A.S., supplied the original technology and design support for the first production subsidiary formed in Medina del Campo, Spain and operated as GambaNatural de España, S.L. Today, NS Global holds less than 1% ownership in Norwegian-based Noray Seafood A.S. (formally Gamba International A.S.).

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

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprises approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs or utility buildings. We have received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds are being utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire. We expect this facility to be operational by January 2021.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in the third quarter of 2021, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the three months ended September 30, 2020 are summarized as follows, in comparison to our expenses for the three months ended September 30, 2019:

	Three Months Ended September 30,
	2020	2019

Salaries and related expenses	$103,818	$118,022
Professional fees	159,178	88,815
Other general and administrative expenses	133,824	167,788
Rent	4,209	3,746
Facility operations	68,271	15,035
Research and development	79,550	-
Depreciation	8,896	13,319
Total	$557,746	$406,725

Operating expenses for the three months ended September 30, 2020 were $557,746, which is an approximately 37% increase over operating expenses of $406,725 for the same period in 2019. The overall change in expenses is mainly due to the increase in professional fees resulting from an increase in legal fees this period, related in part to the warrant settlement with Vista, the new expense for research and development and an increase in accounting consulting fees, over the same period in the previous year. The increase of approximately $53,000 in the three months ended September 30, 2020 for facility operations and the research and development is a result of the Company recommencing with its testing and start-up operations in the production plant. All other costs between periods are fairly consistent.

Comparison of the Six Months Ended September 30, 2020 to the Six Months Ended September 30, 2019

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in the third quarter of 2021, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the six months ended September 30, 2020 are summarized as follows, in comparison to our expenses for the six months ended September 30, 2019:

	Six Months Ended September 30,
	2020	2019

Salaries and related expenses	$214,533	$227,532
Professional fees	287,486	149,611
Other general and administrative expenses	227,146	252,782
Rent	7,843	7,812
Facility operations	79,643	139,559
Research and development	79,550	-
Depreciation	19,677	25,563
Total	$915,878	$802,859

Operating expenses for the six months ended September 30, 2020 were $915,878, which is an increase of approximately 14% as compared to operating expenses for the same period in 2019. The overall change in expenses is mainly due to the increase in professional fees and the new expense for research and development, offset by the decrease in facility operations between the periods. The increase in professional fees is due to an increase in legal fees this period, related in part to the Vista warrant settlement, and an increase in accounting consulting fees, over the same period in the previous year. The decrease of approximately $60,000 in facility operations is a result of the fire on March 18, 2020, at our pilot production plant, which is currently in the process of being rebuilt. While we have been starting up the testing and start-up operations in the current quarter of 2020, facility operation expenses for the six months are lower due to reduction of work as a result of the fire. In the three months ending September 30, 2019, the Company was progressing with its testing and planning to begin commercial operations, which had resulted in a ramp-up of costs. All other costs between periods are fairly consistent.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2020, we had cash on hand of approximately $316,000 and a working capital deficiency of approximately $3,088,000, as compared to cash on hand of approximately $109,000 and a working capital deficiency of approximately $3,598,000 as of March 31, 2020. The decrease in working capital deficiency for the six months ended September 30, 2020 is mainly due to the decrease in current liabilities as a result of decreases in convertible debt and the related derivatives due to conversions of approximately $336,000 of convertible debt, the Vista settlement in April of 2020, which was accrued as of March 31, 2020 and which consisted of $560,000 in accrued expenses and $90,000 in warrant liability, as well as the issuance of the related party note to Ms. Williams in exchange for the amounts owed under the late Mr. William’s settlement agreement, a portion of which in now non-current. This is offset by a decrease in current assets as a result of the collection of the insurance settlement of approximately $917,000.

Working Capital Deficiency

Our working capital deficiency as of September 30, 2020, in comparison to our working capital deficiency as of March 31, 2020, can be summarized as follows:

	September 30,	March 31,
	2020	2020
Current assets	$469,718	$1,155,394
Current liabilities	3,557,995	4,753,343
Working capital deficiency	$3,088,277	$3,597,949

The decrease in current assets is due to the receipt of the insurance settlement of approximately $917,000 which was in current assets as of March 31, 2020. While this decreased current assets as compared to the prior year end, the remaining proceeds have increased cash as of September 30, 2020, by approximately $206,000. The decrease in current liabilities is primarily due to the issuance of the shares of the Company’s common stock in the current period related to the Vista warrant settlement, with a fair value of $560,000, plus the cash payment to Vista of $75,000 on April 10, 2020, which were both included in accrued expenses as of March 31. 2020, along with the reclassification of the $90,000 warrant liability to equity upon cancellation of the Vista warrants. The current liabilities also were decreased by the conversion of approximately $336,000 of principal of convertible notes and the related reclassification to equity of the total derivative liability upon conversion. Additionally, the issuance of the related party note to Ms. Williams in exchange for the amounts owed under the late Mr. William’s settlement agreement, also resulted in a decrease to current liabilities as a portion of the new note payable in now non-current. Lastly, there also is an increase of approximately $169,000 in accounts payable.

Cash Flows

Our cash flows for the six months ended September 30, 2020, in comparison to our cash flows for the six months ended September 30, 2019, can be summarized as follows:

	Six Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(851,113)	$(983,303)
Net cash used in investing activities	(1,563,839)	(754,501)
Net cash provided by financing activities	2,621,062	1,883,547
Net change in cash	$206,110	$145,743

The decrease in net cash used in operating activities in the six months ended September 30, 2020 compared to the same period in 2019 is attributable partly due to the decrease in the net loss, as well as the approximately $129,000 fair value of the shares issued for services. There also was the decrease in accrued expenses, which was a result of the settlement with Vista and in accrued interest due to related parties, stemming from the issuance of the new Ms. Williams note payable in settlement of the late Mr. Williams separation agreement. This is offset in the current period of no longer recognizing amortization of debt discount, which was $476,373 in the prior period.

The net cash used in investing activities in the six months ended September 30, 2020 includes cash paid for machinery and equipment and construction in process to rebuild the plant and is offset by the $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant. In the same period in 2019, the Company used cash for investing activities to purchase machinery and equipment and payments on construction in process on the new facility.

The net cash provided by financing activities increased by approximately $738,000 between periods. For the current period, the Company received $2,500,000 from the Securities Purchase Agreement for the sale of Series B Convertible Preferred Stock, as well as $103,200 from a Paycheck Protection Program (“PPP”) loan, which is expected to be forgiven within the current year, and $50,000 connected to the Vista warrant settlement. In the same period in the prior year, the financing activities primarily arose from the proceeds received from the equity financing agreement of $1,774,000 and $100,000 proceeds from a new convertible debenture in April of 2019, and $250,000 from the initial tranche of the Stock Purchase Agreement of the Series B Convertible Preferred Stock, offset by payments made on the credit line and convertible debentures in fiscal 2020.

Our cash position was approximately $316,000 as of September 30, 2020. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for the next twelve months, as more fully described below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance limit of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 at both September 30, 2020 and March 31, 2020.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both September 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of September 30, 2020. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of September 30, 2020. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2020 and March 31, 2020.

Bank Loan

On April 10, 2020, the Company obtained a PPP loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75%, which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $218,947 at September 30, 2020, $8,990 of which was in current liabilities, and $220,899 at March 31, 2020, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note at September 30, 2020 and March 31, 2020 was $7,656 and $12,005, respectively.

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

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which originally matured on November 1, 2019. The maturity date has been extended to September 1, 2020, with the noteholders waiving the default penalties through December 31, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities.

On April 17, 2019, the Company entered into a 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been extended to September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the "bid" price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder's written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. On September 14, 2020, the outstanding balance of $110,000 was converted into 1,014,001 shares of common stock of the Company, at a conversion rate of $0.124.

Sale and Issuance of Common Stock

During the six months ended September 30, 2020, the Company issued 38,940,240 shares of the Company’s common stock upon conversion of approximately $365,000 of their outstanding convertible debt and accrued interest.

During the six months ended September 30, 2020, the Company has converted 3,054 Series B PS plus 115 Series B PS dividends-in-kind into 92,090,979 shares of the Company’s common stock.

Common Shares Issued to Consultants

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. The agreement has a six month term, and therefore the fair value of $67,500, based on the market value of $0.045 on the grant date, will be recognized over the term of the agreement, with $32,500 expensed during the three months ended September 30, 2020.

On June 12, 2020, the Company issued 1,250,000 shares of common stock to a consultant, with the fair value of $61,250 based on the market price of $0.049 on the date issued and which was recognized as professional services in the three months ended June 30, 2020.

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

During the six months ended September 30, 2020, the Company received $2,500,000 for the issuance of 2,500 Series B PS.

Going Concern

The audited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to September 30, 2020 of approximately $48,821,000 as well as negative cash flows from operating activities of approximately $851,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Subsequent to September 30, 2020, we have raised $250,000 from the sale of Series B Preferred shares. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2020 and March 31, 2020.

The Derivative and warrant liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended September 30, 2020, the Company had approximately $168,000 in convertible debentures whose approximately 672,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.124 to $0.25 for fixed conversion rates which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended September 30,2019, the Company had approximately $1,033,000 in principal on convertible debentures whose approximately 40,717,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.30 for fixed conversion rates, and 34% - 60% of the defined trading price for variable conversion rates and approximately 551,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. The amount in controversy is not material.

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The Company has filed its answer to the complaint and is seeking to settle the matter with Mr. Shover with the approval of the Federal District Court. A settlement stipulation has been prepared and approved by the parties and will be filed with the Court along with a proposed order.

ITEM 1A. RISK FACTORS
Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2020. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2020, the Company received $2,500,000 for the issuance of 2,500 Series B PS, issued 37,926,239 shares of its common stock to a note holder in conversion of $226,437 of principal owed under the note and issued 92,090,979 shares of its common stock to upon conversion of 3,054 Series B PS plus 115 Series B PS dividends-in-kind.

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. The agreement has a six month term, and, therefore, the fair value of $67,500, based on the market value of $0.045 on the grant date, will be recognized over the term of the agreement, with $32,500 expensed during the three months ended September 30, 2020.

On June 12, 2020, the Company issued 1,250,000 shares of common stock to a consultant, with the fair value of $61,250 based on the market price of $0.049 on the date issued and which was recognized as professional services in the three months ended June 30, 2020.

The above securities were issued in reliance on either the safe harbor of Rule 144 pursuant to Section 4(a)(1) of the Securities Act of 1933, as amended (in the case of shares issued pursuant to conversions of other securities) or the the exemption under Section 4(a)(2) of the Securities Act (in the case of the issuance of the Series B PS and the shares issued to the consultants). The issuance of the Series B PS and the shares issued to the consultants qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the issuance of the Series B PS and the shares issued to the consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certificate of Designation of Series B Preferred Stock of NaturalShrimp Incorporated
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
**
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

Date: November 16, 2020	By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)

NATURALSHRIMP INCORPORATED

Date: November 16, 2020	By:	/s/ William Delgado
William Delgado
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)