Form 10-Q
period 2020-12-31
NaturalShrimp Inc
filed 2021-02-16
CIK 1465470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of February 16, 2021, there were 551,301,181 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2020	March 31, 2020
Current assets	(unaudited)
Cash	$311,848	$109,491
Prepaid expenses	778,019	128,693
Insurance settlement	-	917,210

Total current assets	1,089,867	1,155,394

Fixed assets	12,286,515	707,808

Other assets
Construction-in-process	1,719,945	-
Right of Use asset	275,400	275,400
Deposits	20,633	178,198

Total other assets	2,015,978	453,598

Total assets	$15,392,360	$2,316,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$896,379	$641,146
Accrued interest	64,246	81,034
Accrued interest - related parties	175,520	296,624
Other accrued expenses	628,204	1,204,815
Short-term Promissory Note and Lines of credit	575,910	570,497
Bank loan	8,438	8,904
PPP loan	103,200	-
Convertible debentures	-	463,161
Notes payable - related parties	1,247,162	1,221,162
Dividends payable	182,639	-
Derivative liability	-	176,000
Warrant liability	-	90,000

Total current liabilities	3,881,698	4,753,343

Bank loans, less current maturities	208,493	225,837
Notes payable	5,000,000
Note payable - related party, less current maturities	239,604	-
Lease Liability	275,400	275,400

Total liabilities	9,605,195	5,254,580

Commitments and contingencies (Note 11)

Series D Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 5,000 and 0 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	208,333	-

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2020 and March 31, 2020	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 1,920 and 2,250 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 544,989,181 and 379,742,524 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	54,500	37,975
Additional paid in capital	55,437,431	43,533,242
Stock Payable	135,000	-
Accumulated deficit	(49,961,843)	(46,427,396)
Total stockholders' deficit attributable to NaturalShrimp, Inc. shareholders	5,665,588	(2,855,679)

Non-controlling interest in NAS	(86,756)	(82,101)

Total stockholders' deficit	5,578,832	(2,937,780)

Total liabilities mezzanine and stockholders' deficit	$15,392,360	$2,316,800

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

Sales	$-	$-	$-	$-

Operating expenses:
General and administrative	394,654	306,834	1,131,662	944,571
Research and development	-	101,500	79,550	101,500
Facility operations	154,470	41,375	234,113	180,934
Depreciation and amortization	18,173	15,958	37,850	41,521

Total operating expenses	567,297	465,667	1,483,175	1,268,526

Net loss from operations	(567,297)	(465,667)	(1,483,175)	(1,268,526)

Other income (expense):
Interest expense	(42,541)	(40,820)	(102,057)	(160,351)
Amortization of debt discount	-	(38,831)	-	(515,204)
Financing costs	-	(53,528)	(64,452)	(217,746)
Change in fair value of derivative liability	-	58,000	(29,000)	19,000
Change in fair value of warrant liability	-	-	-	-
Loss on warrant settlement	-	-	-	(50,000)
			-

Total other income (expense)	(42,541)	(75,179)	(195,509)	(924,301)

Loss before income taxes	(609,838)	(540,846)	(1,678,684)	(2,192,827)

Provision for income taxes	-	-	-	-

Net loss	(609,838)	(540,846)	(1,678,684)	(2,192,827)

Less net loss attributable to non-controlling interest	(1,074)	-51363	(4,655)	(51,363)

Net loss attributable to NaturalShrimp Inc.	(608,764)	(489,483)	(1,674,029)	(2,141,464)

Amortization of beneficial conversion feature on PS	(443,333)	(380,000)	(1,543,333)	(380,000)
Dividends	(172,291)	-	(317,083)	-

Net loss available for common stockholders	$(1,224,388)	$(869,483)	$(3,534,445)	$(2,521,464)

EARNINGS PER SHARE (Basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	451,549,772	345,260,292	419,177,832	326,835,226

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid	Stock	Accumulated	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Payable	deficit	interest	deficit

Balance March 31, 2020	5,000,000	$500	2,250	$-	379,742,524	$37,975	$43,533,243	-	$(46,427,396)	$(82,101)	(2,937,780)

Issuance of common stock upon conversion					37,926,239	3,793	222,644				226,437
Reclass of derivative liability upon conversion or redemption of related convertible debentures							205,000				205,00
Purchase of Series B Preferred shares			1,250	-			1,250,000				1,250,000
Beneficial conversion feature related to the Series B Preferred Shares							293,000		(293,000)		-
Dividends payable on Series B PS									(144,792)		(144,792)
Series B PS Dividends in kind issued			50	-			56,458				56,458
Conversion of Series B PS to common stock			(800)	-	33,569,730	3,357	(3,357)				-
Common stock issued in Vista Warrant settlement					17,500,000	1,750	608,250				610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement							90,000				90,000
Common stock issued to consultant					1,250,000	125	61,125				61,250

Net loss									(477,072)	(1,895)	(478,967)
											-
Balance June 30, 2020	5,000,000	$500	2,750	$-	469,988,493	$47,000	$46,316,363	$-	$(47,342,260)	$(83,996)	$(1,062,394)

Issuance of common stock upon conversion					1,014,001	101	125,635				125,736
Purchase of Series B Preferred shares			1,250	-			1,250,000				1,250,000
Beneficial conversion feature related to the Series B Preferred Shares			65	-			807,000		(807,000)		-
Dividends payable on Series B PS									(83,960)		(83,960)
Series B PS Dividends in kind issued							77,984				77,984
Conversion of Series B PS to common stock			(2,369)	-	58,521,249	5,852	(5,852)				-
Common stock issued to consultant					1,500,000	150	67,350				67,500

Net loss									(588,193)	(1,686)	(589,879)

Balance September 30, 2020	5,000,000	$500	1,696	$-	531,023,743	$53,103	$48,638,480	$-	$(48,821,413)	$(85,682)	$(215,012)

Issuance of common stock upon conversion					795,387	80	198,768				198,848
Purchase of Series B Preferred shares			750	-			750,000				750,000
Beneficial conversion feature related to the Series B Preferred Shares							235,000		(235,000)		-
Dividends payable on Series B Preferred Shares									(88,333)		(88,333)
Conversion of Series B Preferred Shares to common stock			(526)	-	5,670,051	567	(567)				-
Beneficial conversion feature related to the Series D Preferred Shares							5,000,000				5,000,000
Amortization of beneficial conversion feature related to Series D Preferred Shares									(208,333)		(208,333)
Commitment shares issued with Series D Preferred Shares					6,000,000	600	(600)				-
Common stock issued to consultant					1,500,000	150	616,350				616,500
Common stock to be issued as finder's fees related to asset acquisition								135,775			135,775

Net loss									(608,764)	(1,074)	(609,838)

Balance December 31, 2020	5,000,000	$500	1,920	$-	544,989,181	$54,500	$55,437,431	135,775	$(49,961,843)	$(86,756)	$5,579,607

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid	Stock	Accumulated	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Captial	Receivable	deficit	interest	deficit

Balance April 1, 2019	5,000,000	500			301,758,293	30,177	38,335,782		(41,223,445)		(2,856,986)

Issuance of shares under equity financing agreement					11,482,721	1,148	1,498,852				1,500,000
Issuance of shares upon conversion					3,000,000	300	29,700				30,000
Beneficial conversion feature							58,548				58,548
											-
Net loss									(795,270)	-	(795,270)

Balance June 30, 2019	5,000,000	$500	-	$-	316,241,014	$31,625	$39,922,882	-	$(42,018,715)	$-	$(2,063,708)

Purchase of Series B Preferred shares			250	-			250,000				250,000
Issuance of shares upon conversion					14,000,000	1,400	138,600				140,000
Issuance of shares under equity financing agreement					3,275,060	326	273,675			#	274,001

Net loss									(856,711)		(856,711)

Balance September 30, 2019	5,000,000	$500	250	$-	333,516,074	$33,351	$40,585,157		$(42,875,426)		$(2,256,418)

Purchase of Series B Preferred shares			1,250	-			1,250,000				1,250,000
Issuance of shares upon conversion					20,600,461	2,060	211,388				213,448
Reclass of derivative liability upon conversion of related convertible debentures							8,000				8,000
Beneficial conversion feature related to the Series B Preferred Shares							380,000		(380,000)		-
											-
Net loss									(489,483)	(51,363)	(540,846)

Balance December 31, 2019	5,000,000	$500	1,500	$-	354,116,535	$35,411	$42,434,545		$(43,744,909)		$(1,325,816)

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Inc.	$(1,674,029)	$(2,141,464)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	37,850	41,521
Amortization of debt discount	-	515,204
Change in fair value of derivative liability	29,000	(19,000)
Default penalty	41,112	27,000
Net loss attributable to non-controlling interest	(4,655)	(51,363)
Shares issued for services	745,250	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(649,326)	(91,643)
Deposits	-	(10,133)
Accounts payable	255,231	56,002
Other accrued expenses	143,793	180,728
Accrued interest	29,959	-
Accrued interest - related parties	32,096	(10,560)

Cash used in operating activities	(1,013,719)	(1,503,708)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(1,481,558)	(611,790)
Cash paid for asset acquisition with VeroBlue Farms, Inc.	(5,000,000)	-
Cash received from Insurance settlement	917,210	-
Cash paid for construction in process	(1,562,380)	(541,735)

CASH USED IN INVESTING ACTIVITIES	(7,126,728)	(1,153,525)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(17,810)	(5,989)
Payment of related party notes payable	(48,000)	-
Repayment line of credit short-term	5,413	(110,788)
Proceeds from PPP loan	103,200	-
Proceeds from issuance of common shares under equity agreement	-	1,774,001
Proceeds from sale of Series B Convertible Preferred stock	3,250,000	1,500,000
Proceeds from convertible debentures	-	100,000
Proceeds from sale of Series D PS	5,000,000	(85,500)
Payments on convertible debentures, related party	-	(69,000)
Cash received in relation to Vista warrant settlement	50,000	-

Cash provided by financing activities	8,342,803	3,102,724

NET CHANGE IN CASH	202,357	445,491

CASH AT BEGINNING OF PERIOD	109,491	137,499

CASH AT END OF PERIOD	$311,848	$582,990

INTEREST PAID	$69,961	$170,911

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$1,131,824	$383,448
Right of Use asset and Lease liability	$-	$275,400
Dividends in kind issued	$134,446	$-
Shares issued on Vista Warrant settlement	$610,000	$-
Note payable, related party, issued in place of Settlement Agreement	$383,604	$-
Notes payable, issued as consideration in VeroBlue Farms, Inc. asset acquisition	$5,000,000	$-
Shares payable, to be issued as finders fee in VeroBlue Farms, Inc. asset acquisition	$135,775	$-

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020
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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2020, the Company had a net loss available for common stockholders of approximately $3,534,000. As of December 31, 2020, the Company had an accumulated deficit of approximately $49,962,000 and a working capital deficit of approximately $2,792,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended December 31, 2020, the Company received net cash proceeds of $3,250,000 from the sale of 3,250 Series B Preferred shares and $5,000,000 from the sale of 5,000 Series D Preferred shares. Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter in production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended December 31, 2020 and 2019 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The condensed consolidated balance sheet as of March 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the nine months ended December 31, 2020, the Company had a 1,920 shares of Series B PS whose approximately 12,308,000 underlying shares are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 5,000 of Series D PS whose approximately 50,000,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the nine months ended December 31, 2019, the Company had approximately $709,000 in principal on convertible debentures whose approximately 22,895,000 underlying shares are convertible at the holders’ option at conversion prices  ranging from $0.01 to $0.30 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates and approximately 848,000 warrants  with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of December 31, 2020 and March 31, 2020.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended December 31, 2020 and 2019:

Derivatives

	2020	2019
Derivative liability balance at beginning of period	$176,000	$157,000
Reclass to equity upon conversion or redemption	(205,000)	(8,000)
Change in fair value	29,000	(19,000)
Balance at end of period	$-	$130,000

As of December 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.11; a risk-free interest rate of 1.55%, and expected volatility of the Company’s common stock of 98.46%, and the various estimated reset exercise prices weighted by probability.

Warrant liability

	2020	2019
Warrant liability balance at beginning of period	$90,000	$93,000
Reclass to equity upon cancellation or exercise	(90,000)	-
Change in fair value	-	-
Balance at end of period	$-	$93,000

As of December 31, 2019, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.11; a risk-free interest rate of 1.55%, and expected volatility of the Company’s common stock of 281.4%.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2020 and March 31, 2020.

Concentration of Credit Risk

The Company maintains cash balances at two financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2020 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2020, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The consolidated statements of operations reflect depreciation expense of approximately $18,000 and $38,000 for the three and nine months ended December 31, 2020 and $16,000 and $42,000 for the three and nine months ended December 31, 2019, respectively.

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

Recently Issued Accounting Standards

As of December 31, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2020, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, (“Promissory Note A”), and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date (“Promissory Note B”). The Company also agreed to issue 500,000 shares of common stock as a finder’s fee, which would be considered as transaction fees in relation to the asset acquisition, with a fair value of $135,000 based on the market value of the common stock as of the closing date of the acquisition (Note 8).

The facility was originally designed as a farming facility, with the company never beginning production. The Company’s plan is to begin a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company's patented EC platform technology.

The Company determined the asset acquisition did not qualify as a business combination as not only did the Company only acquire certain listed tangible assets, but VBF did not fall under the definition of a business in accordance with ASU 2017-01. VBF was an early stage company that had not yet generated revenue, and it did not yet include an input and a substantive process that will afford the Company the ability to create an output. Additionally, the acquisition does not include an organized workforce. Instead, the assets acquired are to be used by the Company as a location in which to apply their own patented process and create their output, the production of shrimp.

The $10,136,000 consideration was allocated to the assets acquired based on their relative fair value:

Equipment	$7,014,000	69.2%
Vehicles	202,000	2.0%
Buildings	2,797,000	26.6%
Land	122,000	1.2%
	$10,135,000	100%

NOTE 4 – FIXED ASSETS

A summary of the fixed assets as of December 31, 2020 and March 31, 2020 is as follows:

	December 31, 2020	March 31, 2020
Land	$323,564	$202,293
Buildings	3,338,644	509,762
Machinery and equipment	8,686,256	221,987
Autos and trucks	221,199	19,063
	12,569,663	953,105
Accumulated depreciation	(283,147)	(245,297)
Fixed assets, net	$12,286,516	$707,808

The fixed assets include the assets purchased in the asset acquisition on December 15, 2020, in Note 3.

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

NOTE 5 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 at both December 31, 2020 and March 31, 2020.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both December 31, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of December 31, 2020. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of December 31, 2020. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of December 31, 2020 and March 31, 2020.

NOTE 6 – BANK LOAN

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for nine months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company intends to use the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75%, which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $216,931 as of December 31, 2020, $8,438 of which was in current liabilities, and $222,736 as of March 31, 2020, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note as of December 31, 2020 and March 31, 2020 was $5,413 and $12,005, respectively.

Maturities on Bank loan is as follows:

Years ended:
March 31, 2021	$103,782
March 31, 2022	20,730
March 31, 2023	9,240
March 31, 2024	9,786
March 31, 2025	10,364
Thereafter	171,642
$325,544

NOTE 7 – CONVERTIBLE DEBENTURES

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

March 1, 2019 Debenture

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which originally matured on November 1, 2019. The maturity date has been extended to September 1, 2020, with the noteholders waiving the default penalties through December 31, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three and nine months ended December 31, 2020, as the beneficial conversion feature was fully amortized as of September 30, 2019. The amortization expense recognized during the three and nine months ended December 31, 2019 amounted to approximately $50,000. On December 21, 2020, the outstanding balance of $168,000 and accrued interest of $30,847 was converted into 795,387 shares of common stock of the Company, at a conversion rate of $0.25.

April 17, 2019 Debenture

On April 17, 2019, the Company entered into a 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been extended until September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three and nine months ended December 31, 2020, as the beneficial conversion feature was fully amortized as of December 31, 2019. The amortization expense recognized during the three and nine months ended December 31, 2019 amounted to approximately $20,000. On September 14, 2020, the outstanding balance of $110,000 was converted into 1,014,001 shares of common stock of the Company, at a conversion rate of $0.124.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2020 and March 31, 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and 1,920 outstanding, and 20,000 shares Series D preferred stock are authorized and 5,000 outstanding respectively.

On December 16, 2020, the Board authorized the issuance of 20,000 preferred shares to be designated as Series D Preferred Stock (“Series D PS”). The Series D PS have a par value of $0.0001, a stated value of $1,200 and will vote together with the common stock on an as-converted basis. In addition, as further described in the Series D Designation, as long as any of the shares of Series D Preferred Stock are outstanding, the Company will not take certain corporate actions without the affirmative vote at a meeting (or the written consent with or without a meeting) of the majority of the shares of Series D Preferred Stock then outstanding. Each holder of Series D Preferred Stock shall be entitled to receive, with respect to each share of Series D Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum (the “Preferred Dividends”). Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company.

The Series D PS are convertible into Common Stock at the election of the holder of the Series D PS at any time following five days after a qualified offering (defined as an offering of common stock for an aggregate price of at least $10,000,000 resulting in the listing for trading of the Common Stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange) at a 35% discount to the offering price, or, if a qualified offering has not occurred, at a price of $0.10 per share, subject to adjustment based on several situations, including future dilutive issuances and a Fundamental Transaction.

The Series D PS shall be redeemed by the Corporation on the date that is no later than one calendar year from the date of its issuance. The Series D PS are also redeemable at the Company's option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The Company shall redeem the Series D PS in cash upon a three business days prior notice to the holder or the holder may convert the Series D PS within such three business days period prior to redemption. Additionally, the holder shall have the right to either redeem for cash or convert the Preferred Stock into Common Stock within three business days following the consummation of a qualified offering. The Series D PS are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver shares of common stock requested under conversion notices. The triggering redemption amount is 150% of the stated value.

Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of Series D PS shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Series D PS before any payment or distribution shall be made to the holders of any Junior securities.

As the Series D PS has a conditional redemption date, as it is convertible, it is classified in mezzanine and, it is considered to be an debt host instrument. The conversion price, unless and until there is a qualified offering, is a fixed price and as such the conversion feature is not required to be bifurcated and accounted for as a derivative liability. The Company will analyze the conversion feature under ASC 470-20, “Debt with conversion and other options”, at each issuance date and based on the market price of the common stock of the Company on the commitment date as compared to the conversion price, determine if there is a beneficial conversion feature to recognize.

The Series D Designation are subject to certain Registration Rights, whereby if the Corporation does not complete a market listing to the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (or any successors to any of the foregoing) within one hundred twenty (120) calendar days from the issuance of the Series D Preferred Stock, the Company will, within ten (10) calendar days, file a registration statement covering the shares of Common Stock underlying the Series D Preferred Shares. Additionally, the Company will include the shares of Common Stock underlying the Series D Preferred Shares in any registration statement which is being filed by the Corporation’s existing investment banker, provided, that said registration statement is not yet effective with the SEC and provided that the Company receives the prior written approval of said investment banker.

Series B Preferred Equity Offering

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased. During the nine months ended December 31, 2020 the Company received $3,250,000 for the issuance of 3,250 Series B PS. During the nine months ended December 31, 2019, the Company received $1,500,000 under the SPA.

During the nine months ended December 31, 2020, the Company has converted 3,554 Series B PS plus 141 Series B PS dividends-in-kind into 97,761,030 shares of the Company’s common stock.

Series D Preferred Equity Offering

On December 18, 2020, the Company entered into securities purchase agreements (the “Purchase Agreement”) with GHS Investments LLC, Platinum Point Capital LLC and BHP Capital NY (collectively, the “Purchaser”) , whereby, at the closing, each Purchaser agreed to purchase from the Company, up to 5,000 shares of the Company’s Series D PS, par value $0.0001 per share, at a purchase price of $1,000 per share of Series D Preferred Stock. The aggregate purchase price per Purchaser for the Series D Preferred Stock is $5,000,000. In connection with the sale of the Series D Preferred Stock, the Purchasers were granted 6,000,000 shares of the Company’s common stock, par value $0.0001 (the “Commitment Shares”), which have a fair value of $1,616,250 based on the market price of the common shares of $0.27 on the date of the Series D PS purchase.

The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a $8,471,000, capped at $5,000,000 based on the purchase price of the Series B PS, beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization expense recognized during the three and nine months ended December 31, 2020 amounted to approximately $208,000.

Common Shares Issued to Consultants

In connection with the VBF asset acquisition (Note 3), the Company agreed to issue 500,000 shares of common stock as a finder’s fee, with a fair value of $135,000 based on the market value of the common stock of $0.27 as of December 15, 2020, the closing date of the acquisition. The shares were issued on February XX, 2021, and have been recognized in the accompanying consolidated financial statements as Stock Payable as of December 31, 2020.

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. The agreement has a six month term, and therefore the fair value of $67,500, based on the market value of $0.045 on the grant date, will be recognized over the term of the agreement, with $32,500 and $67,500 expensed during the three and nine months ended December 31, 2020. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, is recognized in Prepaid expense as of the period end December 31, 2020, and will be expensed over the term of the agreement.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet is approximately $47,000 and $84,000 owing to the President of the Company as of December 31, 2020 and March 31, 2020, respectively, and approximately $175,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of both December 31, 2020 and March 31, 2020. These amounts include both accrued payroll and accrued allowances and expenses.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of December 31, 2020 and March 31, 2020 the outstanding balance is approximately $735,000. As of December 31, 2020 and March 31, 2020, accrued interest payable was approximately $62,000 and $51,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $366,404 as of December 31, 2020 and $426,404 as of March 31, 2020, respectively, and is classified as a current liability on the consolidated balance sheets. As of December 31, 2020 and March 31, 2020, accrued interest payable was approximately $110,000 and $240,000, respectively.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019 (Note 11) for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum, and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of December 31, 2020 was $335,604, with $96,000 classified in current liabilities on the consolidated balance sheet.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes as of December 31, 2020 and March 31, 2020 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 10 – LEASE

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term is for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight line basis, over the life of the lease. As of December 31, 2020 and March 31, 2020, the lease is on hold while the Company waits for new equipment to be delivered and installed. As the lease is on hold there has been no lease expense or amortization of the Right of Use asset for the three and nine months ended December 31, 2020.

For the three and nine months ended December 31, 2019 the lease expense was $15,000, and the amortization of the Right of Use asset was $11,702.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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
On August 15, 2019, the late Mr. Bill Williams resigned from his position as Chairman of the Board and Chief Executive Officer of the Company, effective August 31, 2019. Mr. Easterling replaced him as the Chief Executive Officer of the Company. The separation agreement calls for the continued payment of salary, at $8,000 semi-monthly, until his accrued compensation in the amount of approximately $217,000 is paid off, as well as his monthly rent, medical and automobile payments to continue to be paid and deducted against the accrued compensation and debt. After the accrued compensation is fully paid, the payments shall be $10,000 per month against the remaining debt balance, until such balance is paid in full. On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts agreed to in the separation agreement for accrued compensation and debt (see Note 9).

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

On April 9, 2020, the Company, Vista and David Clark (“Clark”), a principal of Vista, (the “Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) whereby the Company shall (i) pay to Vista the sum of $75,000, which the Company wired on April 10, 2020, and (ii) issue to Vista 17,500,000 shares of the Company’s Common Stock (the “Settlement Shares”). For a period of time equal to 90-days from the date of the settlement, or July 8, 2020, the Company shall have the right, but not the obligation, to purchase back from Vista 8,750,000 of the Settlement Shares at a price equal to the greater of (i) the volume weighted-average trading price of the Company’s common shares over the five preceding trading days prior to the date of the delivery of the Company’s written notice of such repurchase or (ii) $0.02 per share. On May 18, 2020, the Company received $50,000 as consideration for waiving the purchase option on the Settlement Shares, thereby allowing Vista to retain all of the Settlement Shares. The Vista warrants outstanding were also cancelled as part of the Settlement Agreement. The $75,000, as well as the fair market value of the 17,500,000 common shares, which is $560,000 based on the market value of the Company’s common stock on the settlement date of $0.32, was accrued in Accrued expenses on the accompanying March 31, 2020 Balance Sheet and recognized as Loss on Warrant settlement in the fourth quarter of the year ending March 31, 2020.

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. On December 1, 2020, the Company filed a motion to dismiss the lawsuit as a sanction for the failure of RGA to comply with a court order compelling responses to the Company’s requests for production and first set of interrogatories. A hearing was held on the motion to dismiss on January 20, 2021. The Court has taken the matter under advisement and will issue its ruling on March 19, 2021.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The Company has filed its answer to the complaint and is seeking to settle the matter with Mr. Shover with the approval of the Federal District Court. A settlement stipulation has been prepared and approved by the parties and will be filed with the Court along with a proposed order. It is anticipated that the stipulation, joint motion to approve stipulation and proposed order approving the stipulation and settlement will be filed with the Court during the week of February 15, 2021.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the nine months ended December 31, 2020, the Company has converted 526 Series B PS plus 141 Series B PS dividends-in-kind into 6,312,000 shares of the Company’s common stock.

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

Business Overview

We are a biotechnology company, and we have developed a proprietary technology that allows us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally-grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. Our initial production facility is located outside of San Antonio, Texas.

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

On December 15, 2020, we entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for us to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, (“Promissory Note A”), and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date (“Promissory Note B”).

Per the APA, other than the purchased assets, all other assets and properties were excluded from the purchased assets ("Excluded Assets"), which consisted of intangible assets and intellectual property rights, as well as the server, all records on the server, hard copies of accounting records and documents, claims, Pranger retrofit designs, and the equity interest VBF holds in VBF IP Inc., a Texas corporation including, by extension, any and all patents, trademarks and other items of intellectual property owned by VBF IP. The assets purchased are therefore only tangible assets.

The facility was originally designed for the growth of barramundi fish, but the company never began production and declared bankruptcy on September 21, 2018. Our plan is to begin a modification process to convert the plant to produce shrimp. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company's patented EC platform technology. The Company also plans to convert additional square footage currently used as storage to a shrimp processing plant. Final plans and decisions related to this project continue to be developed.

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

In 2001, we began research and development of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, fifty-two weeks a year. Our initial system was successful, but we determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from developing the first system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have continued to refine this technology, eliminating bacteria and other problems that affect enclosed systems, and now have a successful shrimp growing process. We have produced thousands of pounds of shrimp over the years in order to develop a design that will consistently produce quality shrimp that grow to a large size at a specific rate of growth. This included experimenting with various types of natural live and synthesized feed supplies before selecting the most appropriate nutritious and reliable combination. It also included utilizing monitoring and control automation equipment to minimize labor costs and to provide the necessary oversight for proper regulation of the shrimp environment. However, there were further enhancements needed to our process and technology in order to begin production of shrimp on a commercially viable scale and to generate revenues.

Our current system consists of a reception tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company contracted F&T Water Solutions and RGA Labs, Inc. (“RGA Labs”) to complete final engineering and building of the initial patent-pending modified Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design presented a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The design was completed and was installed in early June 2018 by RGA Labs, and final financing for the system provided by one of the Company’s existing intuitional investors. The first post larvae (PL) arrived from the hatchery on July 3, 2018. The Company used the shrimp for sampling to key potential customers and special events such as the Texas Restaurant Association trade show. The Company also received two production PL lots from Global Blue Technologies on March 21, 2019 and April 17, 2019 and from American Penaeid, Inc. on August 7, 2019. Because the shrimp displayed growth that was slower than normal, the Company had a batch tested by an independent lab at the University of Arizona. The shrimp tested positive for Infectious hypodermal and hematopoietic necrosis (“IHHNV”) and the Texas Parks and Wildlife Department was notified that the facility was under quarantine. On August 26, 2019, the Company was forced to terminate all lots due to the infection. On August 30, 2019, the Company received notice that it was in compliance again and the quarantine had been lifted. During the aforementioned quarantine, the Company decided to begin an approximately $1,000,000 facility renovation demolishing the interior 16 wood structure lined tanks (720,000 gallons). The Company would be replacing the previous tanks with 40 new fiberglass tanks (600,000 gallons) at a cost of approximately $400,000 allowing complete production flexibility with more smaller tanks. The Company had expected that the first shrimp tanks harvest target date would be April 2020.

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believes that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprises approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs or utility buildings. We have received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds are being utilized to convert the original greenhouse into an 8,000 square foot water treatment plant, rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment and technology needed to replace what was lost in the fire. We began stocking PLs in the water treatment plant in January 2021 to perform testing of the facility support systems and will begin stocking the new grow-out facility with regular biweekly supplies of PLs in February 2021.

On December 18, 2020, we closed the acquisition for the assets of Alder Aqua, formerly known as VeroBlue Farms in Webster City, Iowa, including but not limited to the real property, equipment, tanks, rolling stock, inventory, permits, customer lists, contracts and other such assets used in the operation of the business. These facilities were previously used to raise Barramundi fish. We have begun the conversion from a fish aquaculture facility to a shrimp production facility that includes inserting the Company patented “Vibrio Suppression Technology”. We will begin stocking PLs in that facility in March 2021 to perform testing of the support systems.

Recent developments

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. The Company also agreed to issue 500,000 shares of common stock as a finder’s fee, with a fair value of $135,000 based on the market value of the common stock as of the closing date of the acquisition.

The facility was originally designed as a farming facility, with the company never beginning production. The Company’s plan is to begin a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC platform technology.

Results of Operations

Comparison of the Three Months Ended December 31, 2020 to the Three Months Ended December 31, 2019

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in fiscal year 2021, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the three months ended December 31, 2020 are summarized as follows, in comparison to our expenses for the three months ended December 31, 2019:

	Three Months Ended December 31,
	2020	2019

Salaries and related expenses	$97,090	$109,733
Professional fees	228,967	116,844
Other general and administrative expenses	64,762	75,906
Rent	3,835	4,351
Facility operations	154,470	41,375
Research and development	-	101,500
Depreciation	18,173	15,958
Total	$567,297	$465,667

Operating expenses for the three months ended December 31, 2020 were $567,297, which is an approximately 22% increase over operating expenses of $465,667 for the same period in 2019. The overall change in expenses is mainly due to the increase in professional fees resulting from an increase in legal fees this period, related in part to the warrant settlement with Vista, the designation of the new series Preferred shares as well as its purchase and an increase in accounting and consulting fees, over the same period in the previous year. The increase of approximately $113,000 in the three months ended December 31, 2020 for facility operations is a result of the Company recommencing with its testing and start-up operations in the production plant. The research and development cost in the prior period was for the NAS 51% subsidiary. All other costs between periods are fairly consistent.

Comparison of the Nine Months Ended December 31, 2020 to the Nine Months Ended December 31, 2019

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in fiscal year 2021, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the nine months ended December 31, 2020 are summarized as follows, in comparison to our expenses for the nine months ended December 31, 2019:

	Nine Months Ended December 31,
	2020	2019

Salaries and related expenses	$311,623	$337,265
Professional fees	516,453	266,455
Other general and administrative expenses	291,908	328,688
Rent	11,678	12,163
Facility operations	234,113	180,934
Research and development	79,550	101,500
Depreciation	37,850	41,521
Total	$1,483,175	$1,268,526

Operating expenses for the nine months ended December 31, 2020 were $1,483,175, which is an increase of approximately 17% as compared to operating expenses for the same period in 2019. The overall change in expenses is mainly due to the increase in professional fees and facility operations, offset by the decrease in other general and administrative expenses and research and development between the periods. The increase in professional fees is due to an increase in legal fees this period, related in part to the Vista warrant settlement and the new Series D PS, and an increase in accounting and consulting fees, over the same period in the previous year. The increase of approximately $53,000 in facility operations is a result of the fire on March 18, 2020, at our pilot production plant, which is currently in the process of being rebuilt, with additional amounts also spent on testing and startup operations. In the three months ending December 31, 2019, the Company was also progressing with its testing and planning to begin commercial operations, which had resulted in a ramp-up of costs, as well as the research and development of the 51% subsidiary NAS. All other costs between periods are fairly consistent.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2020, we had cash on hand of approximately $312,000 and a working capital deficiency of approximately $2,792,000, as compared to cash on hand of approximately $109,000 and a working capital deficiency of approximately $3,598,000 as of March 31, 2020. The decrease in working capital deficiency for the nine months ended December 31, 2020 is mainly due to the decrease in current liabilities as a result of decreases in convertible debt and the related derivatives due to conversions of approximately $463,000 of convertible debt, the Vista settlement in April of 2020, which was accrued as of March 31, 2020 and which consisted of $560,000 in accrued expenses and $90,000 in warrant liability, as well as the issuance of the related party note to Ms. Williams in exchange for the amounts owed under the late Mr. William’s settlement agreement, a portion of which in now non-current. This is offset by a decrease in current assets as a result of the collection of the insurance settlement of approximately $917,000.

Working Capital Deficiency

Our working capital deficiency as of December 31, 2020, in comparison to our working capital deficiency as of March 31, 2020, can be summarized as follows:

	December 31,	March 31,
	2020	2020
Current assets	$1,089,867	$1,155,394
Current liabilities	3,881,698	4,753,343
Working capital deficiency	$2,791,831	$3,597,949

The decrease in current assets is due to the receipt of the insurance settlement of approximately $917,000 which was in current assets as of March 31, 2020. While this decreased current assets as compared to the prior year end, the remaining proceeds have increased cash as of December 31, 2020, by approximately $202,000. The decrease in current liabilities is primarily due to the issuance of the shares of the Company’s common stock in the current period related to the Vista warrant settlement, with a fair value of $560,000, plus the cash payment to Vista of $75,000 on April 10, 2020, which were both included in accrued expenses as of March 31. 2020, along with the reclassification of the $90,000 warrant liability to equity upon cancellation of the Vista warrants. The current liabilities also were decreased by the conversion of approximately $463,000 of principal of convertible notes and the related reclassification to equity of the total derivative liability upon conversion. Additionally, the issuance of the related party note to Ms. Williams in exchange for the amounts owed under the late Mr. William’s settlement agreement, also resulted in a decrease to current liabilities as a portion of the new note payable in now non-current. Lastly, there also is an increase of approximately $255,000 in accounts payable.

Cash Flows

Our cash flows for the nine months ended December 31, 2020, in comparison to our cash flows for the nine months ended December 31, 2019, can be summarized as follows:

	Nine Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,013,718)	$(1,503,708)
Net cash used in investing activities	(7,126,728)	(1,153,525)
Net cash provided by financing activities	8,342,803	3,102,724
Net change in cash	$202,357	$634,353

The decrease in net cash used in operating activities in the nine months ended December 31, 2020 compared to the same period in 2019 is attributable partly due to the decrease in the net loss, as well as the approximately $745,000 fair value of the shares issued for services. There also was the decrease in accrued expenses, which was a result of the settlement with Vista and in accrued interest due to related parties, stemming from the issuance of the new Ms. Williams note payable in settlement of the late Mr. Williams separation agreement. This is offset in the current period of no longer recognizing amortization of debt discount, which was approximately $515,000 in the prior period.

The net cash used in investing activities in the nine months ended December 31, 2020 includes cash paid for the VeroBlue Farm asset acquisition, as well as machinery and equipment and construction in process to rebuild the Texas plant and is offset by the $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant. In the same period in 2019, the Company used cash for investing activities to purchase machinery and equipment and payments on construction in process on the Texas facility, prior to the March 2020 fire.

The net cash provided by financing activities increased by approximately $738,000 between periods. For the current period, the Company received $3,250,000 from the Securities Purchase Agreement for the sale of Series B Convertible Preferred Stock, $5,000,000 from the Securities Purchase Agreement for the sale of Series D Redeemable Convertible Preferred Stock, as well as $103,200 from a Paycheck Protection Program (“PPP”) loan, which is expected to be forgiven within the current year, and $50,000 connected to the Vista warrant settlement. In the same period in the prior year, the financing activities primarily arose from the proceeds received from the equity financing agreement of $1,774,000 and $100,000 proceeds from a new convertible debenture in April of 2019, and $250,000 from the initial tranche of the Stock Purchase Agreement of the Series B Convertible Preferred Stock, offset by payments made on the credit line and convertible debentures in fiscal 2020.

Our cash position was approximately $312,000 as of December 31, 2020. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for the next twelve months, as more fully described below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance limit of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 at both December 31, 2020 and March 31, 2020.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both December 31, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of December 31, 2020. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2020 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of December 31, 2020. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of December 31, 2020 and March 31, 2020.

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

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75%, which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $216,931 as of December 31, 2020, $8,438 of which was in current liabilities, and $220,899 as of March 31, 2020, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000. The short-term note had a stated interest rate of 5.25%, maturity date of December 15, 2017 and had an initial interest only payment on February 3, 2016. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note as of December 31, 2020 and March 31, 2020 was $5,413 and $12,005, respectively.

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

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which originally matured on November 1, 2019. The maturity date has been extended to September 1, 2020, with the noteholders waiving the default penalties through December 31, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 100% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. On December 21, 2020, the outstanding balance of $168,000 and accrued interest of $30,847 was converted into 795,387 shares of common stock of the Company, at a conversion rate of $0.25.

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

Sale and Issuance of Common Stock

During the nine months ended December 31, 2020, the Company issued 39,735,627 shares of the Company’s common stock upon conversion of approximately $564,000 of their outstanding convertible debt and accrued interest.

During the nine months ended December 31, 2020, the Company has converted 3,554 Series B PS plus 141 Series B PS dividends-in-kind into 97,761,030 shares of the Company’s common stock.

Common Shares Issued to Consultants

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. The agreement has a six month term, and therefore the fair value of $67,500, based on the market value of $0.045 on the grant date, will be recognized over the term of the agreement, with $32,500 and $67,500 expensed during the three and nine months ended December 31, 2020. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, is recognized in Prepaid expense as of the period end December 31, 2020, and will be expensed over the term of the agreement.

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

During the nine months ended December 31, 2020, the Company received $3,250,000 for the issuance of 3,250 Series B PS.

Series D Preferred Equity Offering

On December 18, 2020, the Company entered into securities purchase agreements (the “Purchase Agreement”) with GHS Investments LLC, Platinum Point Capital LLC and BHP Capital NY (collectively, the “Purchaser”) , whereby, at the closing, each Purchaser agreed to purchase from the Company, up to 5,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), at a purchase price of $1,000 per share of Series D Preferred Stock. The aggregate purchase price per Purchaser for the Series D Preferred Stock is $5,000,000. In connection with the sale of the Series D Preferred Stock, the Purchasers received 6,000,000 shares of the Company’s common stock, par value $0.0001 (the “Commitment Shares”), which have a fair value of $1,616,250 based on the market price of the common shares of $0.27 on the date of the Series D PS purchase.

Each holder of Series D Preferred Stock shall be entitled to receive, with respect to each share of Series D Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum (the “Preferred Dividends”). Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company.

The Series D PS are convertible into Common Stock at the election of the holder of the Series D PS at any time following five days after a qualified offering (as defined in the Purchase Agreement) at a 35% discount to the offering price, or, if a qualified offering has not occurred, at a price of $0.10 per share, subject to adjustment as set forth in the designation.

The Series BD PS shall be redeemed by the Corporation on the date that is no later than one calendar year from the date of its issuance. The Series D PS are also redeemable at the Company's option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The Company shall redeem the Series D PS in cash upon a three business days prior notice to the holder or the holder may convert the Series D PS within such three business days period prior to redemption. Additionally, the holder shall have the right to either redeem for cash or convert the Preferred Stock into Common Stock within three business days following the consummation of a qualified offering. The Series D PS are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver shares of the Company’s common stock requested under conversion notices. The triggering redemption amount is 150% of the stated value.

Going Concern

The audited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to December 31, 2020 of approximately $49,962,000 as well as negative cash flows from operating activities of approximately $1,014,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of December 31, 2020 and March 31, 2020.

The Derivative and warrant liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the nine months ended December 31, 2020, the Company had a 1,920 shares of Series B PS whose approximately 12,308,000 underlying shares are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 5,000 of Series B PS whose approximately 50,000,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the nine months ended December 31, 2019, the Company had approximately $709,000 in principal on convertible debentures whose approximately 22,895,000 underlying shares are convertible at the holders’ option at conversion prices  ranging from $0.01 to $0.30 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates and approximately 848,000 warrants  with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2020 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. On December 1, 2020, the Company filed a motion to dismiss the lawsuit as a sanction for the failure of RGA to comply with a court order compelling responses to the Company’s requests for production and first set of interrogatories. A hearing was held on the motion to dismiss on January 20, 2021. The Court has taken the matter under advisement and will issue its ruling on March 19, 2021.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The Company has filed its answer to the complaint and is seeking to settle the matter with Mr. Shover with the approval of the Federal District Court. A settlement stipulation has been prepared and approved by the parties and will be filed with the Court along with a proposed order. It is anticipated that the stipulation, joint motion to approve stipulation and proposed order approving the stipulation and settlement will be filed with the Court during the week of February 15, 2021.

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

Our purchase of the assets from VeroBlue Farms USA will require us to devote a significant amount of attention to that operation and will require further investment to develop such assets.

On December 15, 2020, we entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). The agreement called for us to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed for the growth of barramundi fish, but the company never began production and declared bankruptcy on September 21, 2018. Our plan is to begin a modification process to convert the plant to produce shrimp. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company's patented EC platform technology. The Company also plans to convert additional square footage currently used as storage to a shrimp processing plant. Final plans and decisions related to this project continue to be developed and we can provide no assurance that we will be able to provide the time and additional resources to further such development.

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business could be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments could cause disruption to our operations and manufacturing activities. Our third-party equipment manufacturers, third-party raw material suppliers, and consultants have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions which could adversely affect our business and operations. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of Common Stock

On December 25, 2020, the Company renewed an agreement with a consultant for an additional six months. As consideration for the agreement, the Company issued 1,500,000 shares of common stock to the consultant.

During the nine months ended December 31, 2020, the Company issued 39,735,627 shares of the Company’s common stock upon conversion of approximately $564,000 of their outstanding convertible debt and accrued interest.

Series B Preferred Shares

During the nine months ended December 31, 2020, the Company converted 3,554 Series B Preferred Shares plus 141 Series B Preferred Share dividends-in-kind into 97,761,030 shares of the Company’s common stock.

The above securities were issued in reliance on either the safe harbor of Rule 144 pursuant to Section 4(a)(1) of the Securities Act of 1933, as amended (in the case of shares issued pursuant to conversions of other securities) or the exemption under Section 4(a)(2) of the Securities Act (in the case of the issuance of the Series B PS and the shares issued to the consultants). The issuance of the Series B PS and the shares issued to the consultants qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the issuance of the Series B PS and the shares issued to the consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to: “Item 1.01—Entry into a Material Definitive Agreement” and “Item 2.03—Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. The Company also agreed to issue 500,000 shares of common stock as a finder’s fee, which would be considered as transaction fees in relation to the asset acquisition, with a fair value of $135,000 based on the market value of the common stock as of the closing date of the acquisition.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Designation of the Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2020)
10.1	Form Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 22, 2020)
10.2*	Asset Purchase Agreement between NaturalShrimp Incorporated and VeroBlue Farms USA, Inc. and certain subsidiaries of VeroBlue Farms, dated December 15, 2020.
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
**
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

Date: February 16, 2021	By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)

NATURALSHRIMP INCORPORATED

Date: February 16, 2021	By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)