Form 10-K
period 2021-03-31
NaturalShrimp Inc
filed 2021-06-29
CIK 1465470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2021

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $69,331,387 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on September 30, 2020 (which was $0.132 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of June 29, 2021 was 594,419,728.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●
our ability to continue developing and expanding our research and development plant in La Coste, Texas and our production facility in Webster City, Iowa;
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

Business Overview

We are a biotechnology company and has developed proprietary platform technologies that allow us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally grown shrimp “crop” weekly and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors, and maintains proper levels of oxygen, salinity, and temperature for optimal shrimp production. Our initial production facility is located outside of San Antonio, Texas.

NS Global, one of our wholly-owned subsidiaries, owns less than 1% of Norway Seafood A.S, (formerly NaturalShrimp International A.S.) in Oslo, Norway. This entity was our original European-based partner and was responsible for the construction cost of its facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. The land for the first facility was purchased in Medina del Campo, Spain, and construction of the 75,000 sq. ft. facility was completed in 2016. Medina del Campo is approximately seventy-five miles northwest of Madrid, Spain.

On October 16, 2015, we formed Natural Aquatic Systems, Inc. (“NAS”). The purpose of NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property, and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art.

On December 15, 2020, we entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for us to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems, and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. The Company also agreed to issue 500,000 shares of Common Stock as a finder’s fee, with a fair value of $135,000 based on the market value of the Common Stock as of the closing date of the acquisition.

The facility was originally designed as an aquaculture facility, with the company having production issues. The Company’s has begun a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s Electrocoagulation (EC) platform technology.

The Company has two wholly-owned subsidiaries, NSC and NS Global and owns 51% of NAS.

Evolution of Technology

Historically, efforts to raise shrimp in a high-density, closed system at the commercial level have been met with either modest success or outright failure through “BioFloc Technology.” Infectious agents such as parasites, bacteria and viruses are the most damaging and most difficult to control. Bacterial infection can in some cases be combated through the use of antibiotics (although not always), and in general, the use of antibiotics is considered undesirable and counter to “green” cultivation practices. Viruses can be worse, in that they are immune to antibiotics. Once introduced to a shrimp population, viruses can wipe out entire farms and shrimp populations, even with intense probiotic applications.

Our primary solution against infectious agents is our “Vibrio Suppression Technology.” We believe this system creates higher sustainable densities, consistent production, improved growth and survival rates and improved food conversion without the use of antibiotics, probiotics, or unhealthy anti-microbial chemicals. Vibrio Suppression Technology helps to exclude and suppress harmful organisms that usually destroy “BioFloc” and other enclosed technologies.

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

Our current system consists of a nursery tank where the shrimp are acclimated, then moved to a larger grow-out tank for the rest of the twenty-four-week cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. For example, through our relationship with Trane, Inc., a division of Ingersoll-Rand Plc (“Trane”), Trane provided a detailed audit to use data to build and verify the capabilities of then initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The Company working with F&T Water Solutions contracted RGA Labs, Inc. (“RGA Labs”) to build the initial NaturalShrimp patented Electrocoagulation system for the grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. The design provided a viable pathway to begin generating revenue and producing shrimp on a commercially viable scale. The equipment was installed in early June 2018 by RGA Labs, and final financing for the system was provided by one of the Company’s institutional investors. The first post larvae (PL) arrived from the hatchery on July 3, 2018. The Company used the shrimp for sampling to key potential customers and special events such as the Texas Restaurant Association trade show. The Company also received two production PL lots from Global Blue Technologies on March 21, 2019 and April 17, 2019 and from American Penaeid, Inc. on August 7, 2019. Because the shrimp displayed growth that was slower than normal, the Company had a batch tested by an independent lab at the University of Arizona. The shrimp tested positive for Infectious hypodermal and hematopoietic necrosis (“IHHNV”) and the Texas Parks and Wildlife Department was notified that the facility was under quarantine. On August 26, 2019, the Company was forced to terminate all lots due to the infection. On August 30, 2019, the Company received notice that it was in compliance again and the quarantine had been lifted and the Company began restocking shrimp in the refurbished facility sections. During the aforementioned quarantine, the Company decided to begin an approximately $2,000,000 facility renovation demolishing the interior 16 wood structure lined tanks (720,000 gallons). The Company began replacing the previous tanks with 40 new fiberglass tanks (600,000 gallons) at a cost of approximately $400,000 allowing complete production flexibility with more smaller tanks.

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believed that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings. We received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds were utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire. Had this facility fire not occurred, the Company had expected that the first shrimp tanks harvest target date would have been April 2020.

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

Shrimp farming, known in the industry as “aquaculture,” has ostensibly stepped in to fill this demand/supply imbalance. Shrimp farming is typically done in open-air lagoons and man-made shrimp ponds connected to the open ocean. Because these ponds constantly exchange water with the adjacent sea, the farmers are able to maintain the water chemistry that allows the shrimp to prosper. However, this method of cultivating shrimp also carries severe ecological peril. First of all, most shrimp farming is primarily conducted in developing countries, where poor shrimp farmers have little regard for the global ecosystem. Because of this, these farmers use large quantities of antibiotics and other chemicals that maximize each farm’s chance of producing a crop, putting the entire system at risk. For example, a viral infection that crops up in one farm can spread to all nearby farms, quite literally wiping out an entire region’s production. In 1999, the White Spot virus invaded shrimp farms in at least five Latin American countries: Honduras, Nicaragua, Guatemala, Panama, and Ecuador and in 2013-14 EMS (Early Mortality Syndrome) wiped out most of the Asia Pacific region and Mexico. Secondly, there is also a finite amount of coastline that can be used for shrimp production – eventually shrimp farms that are dependent on the open ocean will have nowhere to expand. Again, this is an ecologically damaging and ultimately unsustainable system for producing shrimp.

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

Our primary solution against infectious agents is our “Vibrio Suppression Technology”. We believe this system creates higher sustainable densities, consistent production, improved growth and survival rates and improved food conversion without the use of antibiotics, probiotics, or unhealthy anti-microbial chemicals. Vibrio Suppression Technology helps to exclude and suppress harmful organisms that usually destroy “BioFloc” and other enclosed technologies.

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

On September 7, 2016, we entered into a Letter of Commitment with Trane, Inc. (“Trane”), a division of Ingersoll-Rand Plc, whereby Trane proceeded with a detailed audit to use data to verify the capabilities of an initial Phase 1 prototype of a Trane-proposed three tank system at our La Coste, Texas facility. The prototype consisted of a modified Electrocoagulation (EC) system for the human grow-out, harvesting and processing of fully mature, antibiotic-free Pacific White Leg shrimp. Trane was authorized to proceed with such detailed audit to utilize data for purposes of verifying the capabilities of the EC system, including the ammonia and chlorine capture, and sequestering and pathogen kill. The detailed audit delivered (i) a report on the inspection of the existing infrastructure determining if proper fit, adequate security, acceptable utility service, environmental protection and equipment sizing are achievable; (ii) provide firm fixed pricing for the EC system, electrode selection and supply, waste removal, ventilation of the off-gassing of the equipment; and (iii) a formalized plan for commissioning and on-site investigation of hardware design to simplify build-out of Phase 2 and future phases. The detailed Trane audit and engineering provided by F&T Water Solutions and NaturalShrimp was utilized by RGA Labs to build and install the initial system in La Coste, Texas pilot plant the first week of June 2018.

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

Management has diligently analyzed all possible options to finalize a strong financial go-forward strategy to rebuild our shrimp production facilities. These strategies include time-to-market, patented technologies, operational systems, environmental impacts, employee safety, distribution, etc. As previously reported, the Company committed to reviewing all options including the acquisition and/or leasing of existing regional production warehouses or any existing seafood facility that could be quickly adapted to our technology processes and procedures. We completed our evaluation during our fiscal first quarter (the quarter ended June 30, 2020) of new buildings, seafood production facilities, and the option of rebuilding in La Coste. The evaluation process provided two best options: first, acquisition of an existing seafood grow-out facility and, second, building a new pilot plant on our La Coste property. We identified VeroBlue Farms USA, Inc., an existing aquaculture Barramundi grow-out facility during our fiscal first quarter. During this process, management was concurrently developing a detailed plan to rebuild the facility in La Coste. We have committed over $3 million to rebuild in La Coste with plans to utilize its existing infrastructure.

On December 15, 2020, we acquired all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems, and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. The Company also agreed to issue 500,000 shares of Common Stock as a finder’s fee, with a fair value of $135,000 based on the market value of the Common Stock as of the closing date of the acquisition.

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

Target Markets and Sales Price

Our goal is to establish production systems and distribution centers in metropolitan areas of the United States, as well as international distribution networks through joint venture partnerships throughout the world. This should allow the Company to capture a significant portion of world shrimp sales by offering locally grown, environmentally friendly, fresh shrimp at competitive wholesale prices.

The United States population is approximately 330 million people with an annual shrimp consumption of 1.7 billion pounds, of which less than 400 million pounds are domestically produced. According to IndexMundi.com, from January 2006 through January 2021, the wholesale price for frozen, commodity grade shrimp (shell-on headless, 26-30 count; which is comparable to our target growth size) rose 18%. With world shrimp problems, this price is expected to rise more in the next few years.

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

For those customers that want a frozen product, we could be able to provide this in the near future and the product will still be differentiated as a “naturally grown, sustainable seafood” that will meet the increasing demand of socially conscious consumers.

Our patented technology and eco-friendly, bio-secure production processes enable the delivery of a chemical and antibiotic free, locally grown product that lives up to the Company’s mantra: “Always Fresh, Always Natural,” thereby solving the issue of “unsafe” imported seafood.

Product Description

Nearly all of the shrimp consumed today are shipped frozen. Shrimp are typically frozen from six to twenty-four months before consumption. Our system is designed to harvest a different tank each week, which provides for fresh shrimp throughout the year. We strive to create a niche market of “Always Fresh, Always Natural” shrimp. As opposed to many of the foreign shrimp farms, we can also claim that our product is 100% free of antibiotics. The ability to grow shrimp locally, year-round allows us to provide this high-end product to upscale restaurant and grocery stores throughout the world. We rotate the stocking and harvesting of our tanks each week, which allows for weekly shrimp harvests. Our product is free of all pollutants and is fed only the highest quality feeds.

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

Distribution and Marketing

We plan to build environmentally friendly production systems near major metropolitan areas of the United States. Today, we have one production facility in La Coste, Texas (near San Antonio) and three production facilities in Iowa. We have signed a joint venture agreement with Hydrenesis to build a production facility in Florida. Over the next five years, our plan is to increase construction of new facilities each year. In the fifth year, we plan for a new system to be completed each month, expanding first into the largest shrimp consumption markets of the United States.

Because our system is enclosed and also indoors, it is not affected by weather or climate and does not depend on ocean proximity. As such, we believe we will be able to provide, naturally grown, high-quality, fresh shrimp to major market customers each week. This will allow distribution companies to leverage their existing customer relationships by offering an uninterrupted supply of high quality, fresh and locally grown shrimp. We plan to sell and distribute the vast majority of our shrimp production through distributors which have established customers and sufficient capacity to deliver a fresh product within hours following harvest. We believe we have the added advantage of being able to market our shrimp as fresh, natural, and locally grown using sustainable, eco-friendly technology, a key differentiation from all existing shrimp producers. Furthermore, we believe that our ability to advertise our product in this manner along with the fact that it is a locally grown product, provides us with a marketing advantage over the competition. We expect to utilize distributors that currently supply fresh seafood to upscale restaurants and supermarkets, country clubs, and retail stores whose clientele expect and appreciate fresh, natural products.

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

International

We own one hundred percent of NaturalShrimp Global, Inc., which was formed to create international partnerships and licensing for our platform technologies. Each international partnership is expected to use the Company’s proprietary technology to penetrate shrimp markets throughout the world utilizing existing food service distribution channels. NaturalShrimp Global, Inc., owns less than one percent of Norway Seafood A.S. (formerly NaturalShrimp International A.S.) in Oslo, Norway. This entity was our original European-based partner and was responsible for the construction cost of their facility and initial operating capital.

The first facility built in Spain for NaturalShrimp International A.S. is GambaNatural de España, S.L. in Medina del Campo and is approximately seventy-five miles northwest of Madrid, Spain. The construction of the 75,000 sq. ft. facility was completed in 2016 with NaturalShrimp engineering and design consultation.

Go to Market Strategy and Execution

Our strategy is to acquire or develop regional production and distribution centers or joint ventures near major metropolitan areas throughout the United States and internationally. Along with our reconstruction of our La Coste facility that includes an 8,000 square foot water treatment plant and a 40,000 square foot production facility and our purchase of 344,000 square foot production facilities and production assets from VeroBlue Farms USA, Inc. Our current plan includes a NaturalShrimp Iowa expansion, a La Coste, TX expansion, Ecoponex and Hydrenesis joint ventures while developing regional production and distribution centers near major markets, adding one system per month in 2022 depending on market demand.

We have sold limited amounts of product to restaurants at $12.00 per pound and to retail consumers at $16.50 to $21.00 per pound, depending on size, which helps to validate our pricing strategy. Additionally, from 2011 to 2013, we had two successful North Texas test markets which distributed thousands of pounds of fresh product to customers within 24 hours following harvest. The fresh product was priced from $8.40 to $12.00 per pound wholesale, heads on, net price to the Company.

Current Systems and Expansion

The shrimp production facility rebuilt in La Coste, Texas is using new patent-pending technologies the Company developed with Trane’s engineering audit, F&T Water Solutions, and Hydrenesis. This facility utilizing the aforementioned platform technologies is projected to produce approximately 3,000 pounds of shrimp every week. By staging the stocking and harvests from tank to tank, it enables us to produce weekly and therefore deliver fresh shrimp every week.

With our acquisition of NaturalShrimp Iowa (formerly Veroblue Farms USA, Inc.), the Company will utilize the aforementioned platform technologies to retrofit 344,000 square feet of the existing Iowa facilities that we expect to produce 12,000 pounds of shrimp per week. The combined output from La Coste, TX and Iowa should result in 15,000 pounds of shrimp production per week by the first quarter of 2022.

These locations are targeted to begin construction in fiscal 2022 (which begins on April 1, 2021), and the funding for these plans is projected to come from future offerings of our securities and joint venture agreements with strategic partners, as well as from additional internal financing. These cities are not surrounded by commercial shrimp production, and we believe there will be a high demand for fresh shrimp in all of these locations. In addition, the Company will continue to use the land it owns in La Coste and Iowa to build as many systems as the Texas and Iowa markets demand.

Competition

There are a number of companies conducting research and development projects in their attempt to develop closed-system technologies in the U.S., some with reported production and sales. Most North American shrimp farms are using a Bio-Floc System to intensify shrimp growth. Since these are privately-held companies, it is not possible to know, with certainty, their state of technical development, production capacity, need for water exchange, location requirements, financial status, and other matters. To the best of our knowledge, none are producing significant quantities of shrimp relative to their local markets, and such fresh shrimp sales are likely confined to an area near the production facility.

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

Intellectual Property

We intend to take appropriate steps to protect our intellectual property. We have registered the trademark “NATURALSHRIMP” which has been approved and was published in the Official Gazette on June 5, 2012. On December 25, 2018, we were awarded U.S. Patent 10,163,199 “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art. There are potential technical processes for which the Company may be able to file a patent. However, there are no assurances that such applications, if filed, would be issued and no right of enforcement is granted to a patent application. Therefore, the Company has filed a provisional patent with the U.S. Patent Office and plans to use a variety of other methods, including copyright registrations as appropriate, trade secret protection, and confidentiality and non-compete agreements to protect its intellectual property portfolio.

Source and Availability of Raw Materials

Raw materials are received in a timely manner from established suppliers. Currently, we buy our feed from Zeigler, a leading producer of aquatic feed. Post larvae (“PL”) shrimp are available from Sea Products Development in Texas and Homegrown Shrimp in Florida.

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

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

● Texas Parks and Wildlife Department (TPWD) (renewed annually) - “Exotic species permit” to raise exotic shrimp (non-native to Texas). The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp. This license is currently active, expiring on December 31, 2021.

● Texas Department of Agriculture (TDA) (renewed every two years) - “Aquaculture License” for aquaculture production facilities. License to “operate a fish farm or cultured fish processing plant.” This license is currently active, expiring on June 30, 2022.

● Texas Commission on Environmental Quality (TCEQ) (renewed annually) - Regulates facility wastewater discharge. According to the TCEQ permit classification system, we are rated Level 1 – Recirculation system with no discharge. This license is currently active, with no set expiration date.

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

Market Advantages and Corporate Drivers

The following are what we consider to be our advantages in the marketplace:

● Early-mover Advantage: We believe we have an early-mover advantage via commercialized platform technologies in a large growing market with no significant competition yet identified. Most are early-stage start-ups or early-stage companies with limited production and distribution.

● Farm-to-Market: This has significant advantages including reduced transportation costs and a product that is more attractive to local consumers.

● Bio-secured Building: Our process is a re-circulating, highly-filtered water technology in an indoor-regulated environment. External pathogens are excluded.

● Eco-friendly Technology: Our closed-loop, re-circulating system has no ocean water exchange requirements, does not use chemical or antibiotics and therefore is sustainable, eco-friendly, environmentally sound and produces a superior quality shrimp that is totally natural.

● Availability of Weekly Fresh Shrimp: Assures consumers of optimal freshness, taste, and texture of product which will command premium prices.

● Sustainability: Our naturally grown product does not deplete wild supplies, has no by-catch kill of marine life, does not damage sensitive ecological environments, and avoids potential risks of imported seafood.

Subsidiaries

The Company has two wholly-owned subsidiaries, NaturalShrimp Corporation and NaturalShrimp Global, Inc. and owns 51% of Natural Aquatic Systems, Inc.

Employees

As of June 29, 2021, we had 15 full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also may engage experts in general business to advise us in various capacities. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

Our purchase of the assets from VeroBlue Farms USA, Inc. will require us to devote a significant amount of attention to that operation and will require further investment to develop such assets.

On December 15, 2020, we acquired all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed for the growth of barramundi fish, but the company never began production and declared bankruptcy on September 21, 2018. Our plan is to begin a modification process to convert the plant to produce shrimp. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company's patented EC platform technology. The Company also plans to convert additional square footage currently used as storage to a shrimp processing plant. Final plans and decisions related to this project continue to be developed and we can provide no assurance that we will be able to provide the time and additional resources to further such development.

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

             The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2021, we had a net loss available for common stockholders of approximately $5,921,000. At March 31, 2021, we had an accumulated deficit of approximately $53,683,000 and a working capital deficit of approximately $3,614,000. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. As we continue to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

The rebuilding and expansion of our operations in Webster City, Iowa will require significant capital expenditures for which we may be unable to obtain sufficient financing.

Our need for additional capital may adversely affect our financial condition. Even prior to the loss of our plant in La Coste by fire or the purchase of the VBF assets in Webster City, Iowa, we had no sustained history of earnings and have operated at a loss since we commenced business. We have relied, and continue to rely, on external sources of financing to meet our capital requirements, to continue developing our proprietary technology, to build our production facilities, and to otherwise implement our corporate development and investment strategies.

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

We have experienced significant operating losses in each period since we began investing resources in our production of shrimp. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the year ended March 31, 2021, we recorded a net loss available to common shareholders of approximately $5,921,000, or $(0.01) per share, as compared with approximately $5,204,000, or $(0.02) per share, of the corresponding period in 2020. We expect to continue to incur operating losses until we reach sufficient commercial scale of our product to cover our operating costs. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

We may be subject to various governmental regulations in foreign countries. These regulations may change depending on prevailing political or economic conditions. In order to comply with these regulations, we believe that we may be required to obtain permits for producing shrimp and file reports concerning our operations. These regulations affect how we carry on our business, and in order to comply with them, we may incur increased costs and delay certain activities pending receipt of requisite permits and approvals. If we fail to comply with applicable regulations and requirements, we may become subject to enforcement actions, including orders issued by regulatory or judicial authorities requiring us to cease or curtail our operations, or take corrective measures involving capital expenditures, installation of additional equipment or remedial actions. We may be required to compensate third parties for loss or damage suffered by reason of our activities and may face civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing our operations and activities could affect us in a materially adverse way and could force us to increase expenditures or abandon or delay the development of shrimp production facilities.

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
●
economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2021, the management of the Company assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2021, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 15150 Preston Road, Suite #300, Dallas, TX 75248, where we pay $1,183 per month under an operating lease that expires on July 31, 2021.

We own an 8,000 square foot water treatment plant and a 40,000 square foot production facility on 37 acres at 833 County Road 583, La Coste, TX.

We own 344,000 square feet of production facilities consisting of 270,000 square feet on 13 acres at 401 Des Moines Street, Webster City, IA, 50,000 square feet on 20 acres at 2567 190th Street, Blairsburg, IA and 24,000 square feet on 20 acres at 12282 200th Street, Ratcliffe, IA.

Our registered agent is Business Filings Incorporated, located at 701 S. Carson Street, Suite 200, Carson City, Nevada 89701.

ITEM 3. LEGAL PROCEEDINGS

Other than described below, we know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to the Company or to our subsidiaries or has a material interest adverse to the Company or to our subsidiaries. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company or our common stock, in which an adverse decision could have a material adverse effect.

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. As a result of RGA’s failure to respond to written discovery served by the Company and failure of RGA to satisfy requirements imposed by an order compelling response, the court issued an order prohibiting RGA from introducing any evidence at the time of trial other than the original agreement between RGA and the Company. Further, the Court sustained the Company’s objection to RGA’s written discovery obviating the Company’s obligation to respond. The parties are required to mediate the case prior to trial which mediation has not been scheduled at this time.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The Company has filed its answer to the complaint and is seeking to settle the matter with Mr. Shover with the approval of the Federal District Court. A settlement stipulation has been prepared and approved by the parties and has been filed with the Court along with a proposed order. After a conference call between counsel for the parties, counsel for the Company agreed to amend the stipulation, motion to approve stipulation and the declarations filed in support of the motion to provide a more detailed statement of fact to assist the court in its determination, although as of the date of this filing, the Company is not aware of the date of such determination.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, under the symbol “SHMP.” On June 28, 2021, the closing price of our common stock reported by the OTC Markets was $0.455 per share.

Transfer Agent

Our transfer agent is Transhare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of June 28, 2021, there were 84 shareholders of record of our common stock. As of such date, 594,419,728 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2021.

Recent Sales of Unregistered Securities

February 26, 2021 Debenture

On February 26, 2021, the Company entered into a convertible note for the principal amount of $720,000, with an original issue discount of $120,000, convertible into shares of common stock of the Company. The note bears interest of 12% and is due six months from the date of issuance. The note is convertible from the date of issuance, at a fixed conversion rate of $0.36. The conversion rate shall change to $0.10 upon the event of default. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $164,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization of the beneficial conversion feature was $27,273 and the original issuance discount was $20,000, for the year ended March 31, 2021.

Series D Preferred Stock

On December 18, 2020, the Company entered into securities purchase agreements (the “Purchase Agreement”) with GHS Investments LLC, Platinum Point Capital LLC and BHP Capital NY (collectively, the “Purchaser”) , whereby, at the closing, each Purchaser agreed to purchase from the Company, up to 5,000 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000 per share of Series D Preferred Stock. The aggregate purchase price per Purchaser for the Series D Preferred Stock is $5,000,000. With a stated value of $6,000,000 for the purchased Series D Preferred Stock, there is a discount of $1,000,000 to be accreted over the period until the redemption of the Series D Preferred Stock. In connection with the sale of the Series D Preferred Stock, the Purchasers were granted 6,000,000 shares of the Company’s common stock, par value $0.0001 (the “Commitment Shares”), which have a fair value of $1,616,250 based on the market price of the common shares of $0.27 on the date of the Series D Preferred Stock purchase.

On January 8 and 10, 2021, the Company entered into additional securities purchase agreements with the Purchaser, for 1,050 shares of Series D PS, at an aggregate purchase price of $1,050,000. With a stated value of $1,250,000 for the purchased Series D PS, there is a discount of $250,000 to be accreted over the period until the redemption of the Series D PS.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2021, we did not repurchase any of our equity securities.

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

Business Overview

We are a biotechnology company and has developed proprietary platform technologies that allow us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally grown shrimp “crop” weekly, and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors, and maintains proper levels of oxygen, salinity, and temperature for optimal shrimp production. Our initial production facility is located outside of San Antonio, Texas.

On October 16, 2015, we formed Natural Aquatic Systems, Inc. (“NAS”). The purpose of the NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property, and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art.

The Company has two wholly-owned subsidiaries, NSC and NS Global and owns 51% of NAS.

Material Events During the Year

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. The Company also agreed to issue 500,000 shares of common stock as a finder’s fee, with a fair value of $136,000 based on the market value of the common stock as of the closing date of the acquisition.

The facility was originally designed as an aquaculture facility. The Company has begun a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC platform technology.

Results of Operations

Comparison of the Year Ended March 31, 2021 to the Year Ended March 31, 2020

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in fiscal year 2022, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the year ended March 31, 2021 are summarized as follows, in comparison to our expenses for the year ended March 31, 2020:

	Years Ended March 31,
	2021	2020

Salaries and related expenses	$499,280	$486,088
Professional fees	1,121,371	454,571
Other general and administrative expenses	836,069	652,476
Rent	15,518	17,196
Facility operations	403,029	232,318
Research and development	79,550	153,250
Depreciation	346,437	100,359
Total	$3,301,254	$2,096,258

Operating expenses for the year ended March 31, 2021 were $3,301,254, an increase of approximately 57% as compared to operating expenses for the same period in 2020. The overall change in expenses is mainly due to the increase in professional fees, facility operations and other general and administrative expenses, as well as depreciation, offset by the decrease in research and development between the periods. The increase in professional fees is due to an increase in legal fees period during the period related in part to the warrant settlement with Vista Capital Investments, LLC, the VeroBlue Farms USA, Inc. acquisition and the new Series D Preferred Stock, and an increase in accounting and consulting fees over the same period in the previous year. The increase of approximately $171,000 in facility operations is a result of the fire on March 18, 2020, at our pilot production plant, which is currently in the process of being rebuilt, with additional amounts also spent on testing and startup operations. The increase in depreciation is due to the asset acquisition with VeroBlue Farms USA, Inc., during December 2020. In the year ending March 31, 2020, the Company was progressing with its testing and planning to begin commercial operations, which had resulted in a ramp-up of costs compared to prior periods. Additionally, the Company’s 51%-owned subsidiary, NAS, began activities during the fiscal year 2020, which included costs for research and development of their technology and the treatment lab. All other costs between periods are fairly consistent.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2021, we had cash on hand of approximately $156,000 and a working capital deficiency of approximately $3,614,000, as compared to cash on hand of approximately $109,000 and a working capital deficiency of approximately $3,598,000 as of March 31, 2020. While the working capital deficiency for the year ended March 31, 2021 as compared to 2020 is fairly consistent, it is mainly due to an approximately $344,000 decrease in current assets, offset by an approximately $328,000 decrease in current liabilities, as discussed in further detail below.

The change in current liabilities is a result of decreases in convertible debt and the related derivatives due to the full conversions of approximately $504,000 of convertible debt, the Vista Capital Investments, LLC settlement in April of 2020, which was accrued as of March 31, 2020 and which consisted of $560,000 in accrued expenses and $90,000 in warrant liability, as well as the issuance of a related party note to the wife of our late former CEO (Bill Williams) in exchange for the amounts owed under the late Mr. William’s settlement agreement, a portion of which in now non-current.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2021, in comparison to our working capital deficiency as of March 31, 2020, can be summarized as follows:

	March 31,	March 31,
	2021	2020
Current assets	$811,134	$1,155,394
Current liabilities	4,425,512	4,753,343
Working capital deficiency	$3,614,378	$3,597,949

The decrease in current assets is due to the receipt of the insurance settlement of approximately $917,000 which was in current assets as of March 31, 2020, offset by an increase in prepaid expense. The increase in the prepaid expense is due to shares issued to a consultant for services to be provided over a six-month term, with three months remaining as of March 31, 2021. The decrease in current liabilities is primarily due to the decrease in accrued expenses, which as of March 31, 2020 included the Vista Capital Investments, LLC warrant settlement consisting of common shares to be issued, with a fair value of $560,000, plus the cash payment to them of $75,000 on April 10, 2020, with the issuance of the shares of the Company’s common stock occurring in the current period, along with the reclassification of the $90,000 warrant liability to equity upon cancellation of the Vista Capital Investments, LLC warrants. Additionally, the issuance of the related party note to the relative of Mr. Williams, in exchange for the amounts owed under the late Mr. William’s settlement agreement, also resulted in a decrease to current liabilities as a portion of the new note payable in now non-current. In the current fiscal year, there was also $463,000 of principal of convertible notes outstanding, net of debt discounts, as of March 31, 2020 and the related reclassification to equity of the total derivative liability upon conversion, which is offset by the new $720,000 convertible note entered into in February of 2021, net of its discount of approximately $284,000. Lastly, there also is an increase of approximately $322,000 in accounts payable.

Cash Flows

Our cash flows for the year ended March 31, 2021, in comparison to our cash flows for the year ended March 31, 2020, can be summarized as follows:

	Years Ended March 31,
	2021	2020
Net cash used in operating activities	$(2,377,377)	$(2,482,846)
Net cash used in investing activities	(7,537,630)	(1,232,704)
Net cash provided by financing activities	9,961,311	3,687,542
Net change in cash	$46,304	$(28,008)

The decrease in net cash used in operating activities in the year ended March 31, 2021 compared to the same period in 2020 is attributable partly due to the decrease in the net loss, as well as the approximately $745,000 fair value of the shares issued for services, and an increase in depreciation expense as a result of the asset acquisition. There also was the decrease in accrued expenses, which was a result of the $635,000 settlement with Vista Capital Investments, LLC and in accrued interest due to related parties, stemming from the issuance of the new note payable in settlement of the late Mr. Williams separation agreement. This is offset in the current period of a reduced amortization of debt discount, which was approximately $530,000 higher in the prior period.

The net cash used in investing activities in the year ended March 31, 2021 includes $5,000,000 in cash paid for the VeroBlue Farms USA, Inc. asset acquisition, as well as $3,455,000 paid for machinery and equipment and construction in process to rebuild our La Coste facility and is offset by the $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant. In the same period in 2020, the Company used cash for investing activities to purchase machinery and equipment for the La Coste facility prior to the March 2020 fire.

The net cash provided by financing activities increased by approximately $6,274,000 between periods. For the current period, the Company received $3,250,000 from the sale of Series B Convertible Preferred Stock, $6,050,000 from the sale of Series D Redeemable Convertible Preferred Stock, and $600,000 from a new convertible debenture, as well as $103,200 from a Paycheck Protection Program (“PPP”) loan, which is expected to be forgiven, and $50,000 connected to the Vista Capital Investments, LLC warrant settlement. In the same period in the prior year, the financing activities primarily arose from the proceeds received from the equity financing agreement of $1,774,000 and $2,250,000 from the sale of Series B Convertible Preferred Stock and $100,000 proceeds from a new convertible debenture in April of 2019, offset by payments made on the credit line and convertible debentures in fiscal 2020.

Our cash position was approximately $312,000 as of March 31, 2021. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for the next twelve months, as more fully described below.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $372,675 at both March 31, 2021 and March 31, 2020. On May 5, 2021, this working capital line of credit loan was paid off in full.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both March 31, 2021 and March 31, 2020. On April 15, 2021, the line of credit was paid off in full.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of March 31, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2021 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of March 31, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2021 and March 31, 2020.

Bank Loan

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for nine months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company used the PPP Loan proceeds for payroll, healthcare benefits, and utilities. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. On April 16, 2021, the Company filed for the forgiveness of the PPP Loan and then received forgiveness on April 26, 2021.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75%, which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note was $214,852 as of March 31, 2021, $8,725 of which was in current liabilities, and $222,736 as of March 31, 2020, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note as of March 31, 2021 and March 31, 2020 was $3,124 and $12,005, respectively.

Convertible Debentures

On February 26, 2021, the Company entered into a convertible note for the principal amount of $720,000, with an original issue discount of $120,000, convertible into shares of common stock of the Company. The note bears interest of 12% and is due six months from the date of issuance. The note is convertible from the date of issuance, at a fixed conversion rate of $0.36. The conversion rate shall change to $0.10 upon the event of default. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options,” and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $164,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization of the beneficial conversion feature was $27,273 and the original issuance discount was $20,000, for the year ended March 31, 2021.

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which originally matured on November 1, 2019. The maturity date was extended to September 1, 2020, with the noteholders waiving the default penalties through December 31, 2020. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which was amortized over the term of the note using the effective interest method. and fully amortized during the year ended March 31, 2020.  On December 21, 2020, the outstanding balance of $168,000 and accrued interest of $30,847 was converted into 795,387 shares of common stock of the Company, at a conversion rate of $0.25.

Notes Payable

On December 15, 2020, in connection with the asset acquisition with Vero Blue Farms USA, Inc., the Company entered into two notes payable. The first note, Promissory Note A, is for principal of $3,000,000, which is payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid as a balloon payment on the maturity date. Promissory Note B, is for principal of $2,000,000, which is payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid as a balloon payment on the maturity date.

On July 15, 2020, the Company issued a promissory note to a relative of the late Bill Williams (our former CEO) in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Williams dated August 15, 2019 for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of March 31, 2021 was $311,604, with $96,000 classified in current liabilities on the consolidated balance sheet.

Sale and Issuance of Common Stock

During the year ended March 31, 2021, the Company issued 39,735,627 shares of the Company’s common stock upon conversion of approximately $551,000 of their outstanding convertible debt and accrued interest.

During the year ended March 31, 2021, the Company has converted 5,008 shares of Series B Preferred Stock including dividends-in-kind into 113,517,030 shares of the Company’s common stock.

During the year ended March 31, 2021, the Company has converted 5,008 Series B PS including dividends-in-kind into 113,517,030 shares of the Company’s common stock.

Common Shares Issued to Consultants

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. The agreement has a six-month term, and therefore the fair value of $67,500, based on the market value of $0.045 on the grant date, will be recognized over the term of the agreement, with $67,500 expensed during the year ended March 31, 2021. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement, the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six-month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, is recognized in prepaid expense to be amortized over the six-month term. As of the year end March 31, 2021, $308,250 remained in prepaid expense with $308,250 recognized in consulting expense for the year end March 31, 2021.

On June 12, 2020, the Company issued 1,250,000 shares of common stock to a consultant, with the fair value of $61,250 based on the market price of $0.049 on the date issued and which was recognized as professional services in the three months ended June 30, 2020.

Series B Preferred Equity Offering

On September 5, 2019, the board of directors of the Company authorized the issuance of 5,000 preferred shares to be designated as Series B Preferred Stock. The Series B PS have a par value of $0.0001, a stated value of $1,200 and no voting rights. The Series B PS are redeemable at the Company's option, at percentages ranging from 120% to 135% for the first 180 days, based on the passage of time. The Series B are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver Series B PS requested under conversion notices. The triggering redemption amount is at the greater of (i) 135% of the stated value or (ii) the product of the volume-weighted average price (“VWAP”) on the day proceeding the triggering event multiplied by the stated value divided by the conversion price. As the redemption feature at the holder’s option is contingent on a future triggering event, the Series B PS is considered contingently redeemable, and as such the preferred shares are classified in equity until such time as a triggering event occurs, at which time they will be classified as mezzanine.

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

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased. During the year ended March 31, 2021 the Company received $3,250,000 for the issuance of 3,250 Series B PS. The intrinsic value of the beneficial conversion option on several of the tranches was calculated at a total of $1,335,000, which was fully amortized upon issuance, as the Series B PS is immediately convertible into common stock. During the year ended March 31, 2021, the Company has converted 5,008 Series B PS which includes 115 Series B PS dividends-in-kind into 113,517,030 shares of the Company’s common stock.

During the year ended March 31, 2020, the Company issued 2,250 Series B Preferred Shares in various tranches of the SPA, totaling $2,250,000. The intrinsic value of the beneficial conversion option on several of the tranches was calculated at a total of $475,000, which was fully amortized upon issuance, as the Series B PS is immediately convertible into common stock.

Series D Preferred Equity Offering

On December 16, 2020, the Board authorized the issuance of 20,000 preferred shares to be designated as Series D Preferred Stock (“Series D PS”). The Series D PS have a par value of $0.0001, a stated value of $1,200 and will vote together with the common stock on an as-converted basis. In addition, as further described in the Series D Designation, as long as any of the shares of Series D Preferred Stock are outstanding, the Company will not take certain corporate actions without the affirmative vote at a meeting (or the written consent with or without a meeting) of the majority of the shares of Series D Preferred Stock then outstanding. On December 18, 2020, the Company entered into securities purchase agreements (the “Purchase Agreement”) with GHS Investments LLC, Platinum Point Capital LLC and BHP Capital NY (collectively, the “Purchaser”) , whereby, at the closing, each Purchaser agreed to purchase from the Company, up to 5,000 shares of the Company’s Series D Convertible Preferred Stock, at a purchase price of $1,000 per share of Series D Preferred Stock. The aggregate purchase price per Purchaser for the Series D Preferred Stock is $5,000,000. In connection with the sale of the Series D Preferred Stock, the Purchasers received 6,000,000 shares of the Company’s common stock, par value $0.0001 (the “Commitment Shares”), which have a fair value of $1,616,250 based on the market price of the common shares of $0.27 on the date of the Series D PS purchase. On January 8 and 10, 2021, the Company entered into additional securities purchase agreements with the Purchaser, for 1,050 shares of Series D PS, at an aggregate purchase price of $1,050,000.

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

We used the proceeds of an offering that closed on April 14, 2021 to redeem 2,450 shares of Series D Preferred Stock held by two holders for a total of $3,658,000. In a concurrent private placement, we exchanged 3,600 shares of Series D Convertible Preferred Stock held by GHS for 3,739.63 shares of the Company’s newly designated Series E Preferred Stock. As of April 14, 2021, there were no shares of Series D Preferred Stock outstanding.

Going Concern

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to March 31, 2021 of approximately $53,683,000 as well as negative cash flows from operating activities of approximately $2,377,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $5,000,000 to $7,000,000 to cover all of our operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of March 31, 2021 and March 31, 2020.

The Derivative liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2021, the Company had a 607 shares of Series B PS whose approximately 1,202,000 underlying shares are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 6,050 of Series D PS whose approximately 60,050,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended March 31, 2020, the Company had approximately $469,000 in convertible debentures whose approximately 12,518,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.25 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates, and approximately 2,916,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended March 31, 2021.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of March 31, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2021 was not effective.

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

Name	Age	Position	Since
Gerald Easterling	73	Chief Executive Officer, President, Secretary, and Director	2015
William Delgado	62	Treasurer, Chief Financial Officer, and Director	2014
Tom Untermeyer	62	Chief Operating Officer, Chief Technology Officer, Secretary and Director	2019

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

Gerald Easterling – Co-Founder, Chief Executive Officer, President and Director

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

William J. Delgado – Treasurer, Chief Financial Officer and Director

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

Thomas Untermeyer – Chief Operating Officer, Chief Technology Officer, Secretary, and Director

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

On September 22, 2020, our Board of Directors appointed Mr. Untermeyer as a director to serve immediately as a member of the Board with a term expiring at the Company’s 2021 annual meeting of stockholders.

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

Committees of the Board

Our Board of Directors held one formal meeting in the fiscal year-ended March 31, 2021. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2021, none of our officers, directors and greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

Director Nominations

As of March 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2021 and 2020 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal				Stock	Option	Non-Equity Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Bill G. Williams,	2021	$16,000	-	-	-	-	$1,120	$17,120
Former Chairman of the Board and Former CEO (1)	2020	$96,000	-	-	-	-	$15,561	$111,561

Gerald Easterling,	2021	$116,000	-	-	-	-	$42,334.	$158,334
Chairman of the Board and CEO (2)	2020	$112,000	-	-	-	-	$14,745	$126,745

William Delgado,	2021	$-	-	-	-	-	-	$-
CFO (3)	2020	$-	-	-	-	-	-	$-

Tom Untermeyer,	2021	$112,000	-	-	-	-	$12,885	$124,885
COO (4)	2020	$112,000	-	-	-	-	$699	$112,699

(1)
Mr. Williams was entitled to receive medical insurance reimbursement, of which $8,061 was paid during the fiscal year ending March 31, 2020. Mr. Williams was also entitled to an automobile allowance of $500 per month, of which none was paid, and for which $7,500 was paid during the fiscal year ending March 31, 2020 and $16,000 was accrued at March 31, 2020. On August 15, 2019, Mr. Williams retired from his position as CEO of the Company. Mr. Williams passed away on April 12, 2020, although the Company continues to make payments per agreements with Mr. Williams before his death.

(2)
Mr. Easterling is entitled to receive medical insurance reimbursement, of which $7,245 was paid during the fiscal year ending March 31, 2020 and for which $9,448 was accrued as of March 31, 2020 and for which $17,834 was paid during the fiscal year ending March 31, 2021. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which $24,500 was paid during the year ended March 31, 2021. As of March 31, 2021 and 2020, Mr. Easterling is owed $33,836 and $53,836, respectively, for accrued and unpaid salary.

(3)	Mr. Delgado received no compensation from the Company during the fiscal years ended March 31, 2021 and 2020.

(4)
As of March 31, 2021 and 2020, Mr. Untermeyer is owed $96,000 and $116,000, respectively, for accrued and unpaid salary. Mr. Untermeyer is entitled to receive medical insurance reimbursement, of which $8,385 was paid during the fiscal year ending March 31, 2021. Mr. Untermeyer is also entitled to an automobile allowance of $500 per month, of which $4,500 was paid during the fiscal year ending March 31, 2021.

Employment Agreements

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

Tom Untermeyer

On November 1, 2017, the Company entered into an employment agreement with Tom Untermeyer as the Company’s Chief Technology Officer. The agreement is terminable at will and provides for a base annual salary of $96,000. In addition, the agreement provides that the Mr. Untermeyer is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Untermeyer will also be entitled to certain benefits including health insurance and monthly allowances for automobile expenses.

The agreement provides that in the event Mr. Untermeyer is terminated without cause or resigns for good reason (each as defined in the agreement), Mr. Untermeyer will receive his base salary through the date of termination and any amounts owed for reimbursable expenses that the employees incurs through such date and any previously awarded but unpaid bonuses will be paid to the Employee following termination.

The agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of two years following termination of the agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding our voting shares beneficially owned as of June 28, 2021 and is based on 594,419,728 shares of common stock issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 28, 2021. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 28, 2021 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each of the shareholders listed below is: 15150 Preston Road, Suite #300, Dallas, TX 75248.

	Shares Beneficially Owned						% of Total Voting Power
Name and Title of	Common Stock		Series A Preferred(1)		Series B Preferred(2)
Beneficial Owner	Shares	%(3)	Shares	%(4)	Shares	%(5)

Gerald Easterling(6)	520,240	*	5,000,000(7)	100			34.01
Chief Executive Officer, President, Secretary & Director

William Delgado(8)	5,215,719	*					*
Treasurer, Chief Financial Officer, Director

Tom Untermeyer	50,000	*					*
Chief Operating Officer

All Directors & Officers as a Group (3 persons)	5,785,959	@@	5,000,000	100			34.60

5% Stockholders

(1)
The Series A Preferred Stock is convertible, at the written consent of a majority of the outstanding shares of Series A Stock, in an amount of shares of common stock equal to 100% of the then outstanding shares of common stock at the time of such conversion. Each share of Series A Preferred Stock is entitled to vote sixty (60) shares of Common Stock for each one (1) share of Series A Preferred Stock held. For purposes of this calculation, the % of total voting power for this calculation is based on a limit of our authorized shares of 900,000,000.

(2)	Series B designation

(3)	Based on 594,419,728 shares of common stock outstanding as of June 28, 2021

(4)	Based on 5,000,000 shares of Series A Preferred outstanding as of June 28, 2021

(5)	Based on 5,000 shares of Series B Preferred outstanding as of June 28, 2021

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2021, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 1, 2016 we entered into a note payable agreement with NSH. As of March 31, 2021 and 2020, approximately $735,000 has been borrowed under this note payable. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%.

Gerald Easterling

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and was also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 shares of common stock to the guaranteeing shareholders, not including the Company’s President and Chairman of the Board, which was recognized as debt issuance costs. On January 10, 2020, the CNB Note was amended with a new loan amount of $222,736 principal, plus interest. Interest is 5.75% per annum. Monthly installments of $1,780 are due on the first of each month, beginning March 1, 2020, with a maturity date February 1, 2037. The balance of the CNB Note was $214,852 and $222,736 as of March 31, 2021 and 2020, respectively.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

Director Independence

Our board of directors consists of Gerald Easterling, William Delgado, and Tom Untermeyer. Our securities are quoted on the OTC Markets Group, which does not have any director independence requirements. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ Capital Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, our Board of Directors engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit our annual financial statements. The following tables set forth the fees billed to us for professional services rendered by TSC for the years ended March 31, 2021 and 2020:

Services	2021	2020
Audit fees	$51,000	$53,750
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,000	$53,750

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDE

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.1 (a)	Articles of Incorporation	S-1	3.1	6/11/2009
3.1 (b)	Amendment to Articles of Incorporation	10-Q/A	3.3	5/19/2014
3.1(c)	Amendment to Articles of Incorporation	8-K	3.1	3/3/2015
3.2	Bylaws	S-1	3.2	6/11/2009
3.3	Certificate of Designation of Series A Preferred Stock	8-K	3.1	8/22/2018
3.4	Certificate of Designation of Series B Preferred Stock	10-Q	3.1	11/14/2019
3.5	Certificate of Designation of Series D Preferred Stock	8-K	3.1	12/22/2020
3.6	Certificate of Designation of Series E Preferred Stock	8-K	3.1	4/15/2021
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
10.1+	Employment Agreement dated April 1, 2015 with Gerald Easterling	8-K	10.3	5/7/2015
10.2	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC	10-K	10.21	6/29/2017
10.3	Common Stock Purchase Warrant dated July 31, 2017, issued to Crown Bridge Partners LLC	10-Q	10.8	2/14/2018
10.4	Common Stock Purchase Warrant dated August 28, 2017, issued to Labrys Fund, LP	10-Q	10.11	2/14/2018
10.5	Common Stock Purchase Warrant dated October 2, 2017, issued to Crown Bridge Partners LLC	10-Q	10.17	2/14/2018
10.6	Settlement Agreement and Release dated April 9, 2020, by and between NaturalShrimp, Inc., Vista Capital Investments, LLC and David Clark	8-K	10.1	4/14/2020
10.7	Form Securities Purchase Agreement	8-K	10.1	12/22/2020
10.8	Asset Purchase Agreement between NaturalShrimp Incorporated and VeroBlue Farms USA, Inc. and certain subsidiaries of VeroBlue Farms, dated December 15, 2020.	10-Q	10.2	2/16/2021
21.1	Subsidiaries of the Registrant.	10-K	21.1	6/26/2020
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By: /s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)
Date: June 29, 2021

By: /s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: June 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Gerald Easterling	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	Date: June 29, 2021
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	Date: June 29, 2021
William Delgado

/s/ Tom Untermeyer	Operating Officer, Chief Technology Officer, Secretary, and Director	Date: June 29, 2021
Tom Untermeyer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalShrimp Incorporated.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Preferred Stock and Convertible Debt Instruments

As discussed in Notes 7 and 9 to the financial statements, the Company entered into certain financing transactions which included the issuance of multiple series of preferred stock as well as convertible debt instruments. The various series of preferred stock included designations for conversion into common stock as well as other privileges which may have required unique presentation and accounting treatment within the financial statements. Convertible debt instruments were also considered as to whether the conversion features within the debt instruments required bifurcation and separate accounting.

We identified the accounting evaluation of the features in the preferred stock and convertible debt instrument to be a critical audit matter because the evaluation of the appropriate accounting treatment for these areas involved a high degree of auditor judgment and an increased extent of effort to evaluate the Company’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the presentation and accounting for the preferred stock and conversion features contained within the convertible debt instruments involved the following procedures, among others:

-
We obtained management’s analysis of the various rights and privileges included in the preferred stock designations and convertible debt instruments.

-
We read and analyzed the terms included in the preferred stock designations and the convertible debt instruments to identify and assess the reasonableness of management’s accounting treatment for the various features in these instruments as they impacted both bifurcation and presentation in the financial statements.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
June 29, 2021

We have served as the Company’s auditor since 2015.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2021	March 31, 2020
Current assets
Cash	$155,795	$109,491
Prepaid expenses	655,339	128,693
Insurance settlement	-	917,210

Total current assets	811,134	1,155,394

Fixed assets	12,236,557	707,808

Other assets
Construction-in-process	1,873,219	-
Right of Use asset	275,400	275,400
Deposits	20,633	178,198

Total other assets	2,169,252	453,598

Total assets	$15,216,943	$2,316,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$963,289	$641,146
Accrued interest	73,350	81,034
Accrued interest - related parties	187,520	296,624
Other accrued expenses	602,368	1,204,815
Short-term Promissory Note and Lines of credit	573,621	570,497
Bank loan	8,725	8,904
PPP loan	103,200	-
Convertible debentures	483,637	463,161
Note payable	96,000	-
Notes payable - related parties	1,151,162	1,221,162
Dividends payable	182,639	-
Derivative liability	-	176,000
Warrant liability	-	90,000

Total current liabilities	4,425,511	4,753,343

Bank loans, less current maturities	206,127	225,837
Notes payable	5,000,000	-
Note payable, less current maturities	215,604	-
Lease Liability	275,400	275,400

Total liabilities	10,122,642	5,254,580

Commitments and contingencies (Note 14)

Series D Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 6,050 and 0 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	2,023,333	-

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2021 and March 31, 2020	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 607 and 2,250 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 560,745,180 and 379,742,524 shares issued and outstanding at March 31, 2021 and March 31, 2020, respectively	56,075	37,975
Additional paid in capital	56,649,491	43,533,242
Stock Payable	136,000	-
Accumulated deficit	(53,683,268)	(46,427,396)
Total stockholders' deficit attributable to NaturalShrimp, Inc. shareholders	3,158,798	(2,855,679)

Non-controlling interest in NAS	(87,830)	(82,101)

Total stockholders' deficit	3,070,968	(2,937,780)

Total liabilities mezzanine and stockholders' deficit	$15,216,943	$2,316,800

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31, 2021	March 31, 2020

Sales	$-	$-

Operating expenses:

General and administrative	2,472,238	1,610,331
Research and development	79,550	153,250
Facility operations	403,029	232,318
Depreciation and amortization	346,437	100,359

Total operating expenses	3,301,254	2,096,258

Net loss from operations	(3,301,254)	(2,096,258)
		57.5%
Other income (expense):
Interest expense	(144,204)	(178,425)
Amortization of debt discount	(47,273)	(577,228)
Financing costs	(64,452)	(236,718)
Change in fair value of derivative liability	(29,000)	(27,000)
Change in fair value of warrant liability	-	3,000
Loss on warrant settlement	-	(635,000)
Loss on disposal of fixed assets	-	(71,138)
Loss due to fire	-	(992,285)
	-

Total other income (expense)	(284,929)	(2,714,794)

Loss before income taxes	(3,586,183)	(4,811,052)

Provision for income taxes	-	-

Net loss	(3,586,183)	(4,811,052)

Less net loss attributable to non-controlling interest	(5,729)	(82,101)

Net loss attributable to NaturalShrimp Inc.	(3,580,454)	(4,728,951)

Amoritzation of beneficial conversion feature on Preferred shares	(1,720,833)	(475,000)
Accretion on Series D Preferred shares	(302,500)
Dividends	(317,083)	-

Net loss available for common stockholders	$(5,920,870)	$(5,203,951)

EARNINGS PER SHARE (Basic and diluted)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	501,477,593	326,835,226

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Series B Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid in Capital	Stock Payable	Accumulated deficit	Non-controlling interest	Total stockholders' deficit
Balance March 31, 2019	5,000,000	$500	-	$-	301,758,293	$30,177	$38,335,782 #	$-	$(41,223,445)	$-	(2,856,986)

Issuance of shares under equity financing agreement					14,744,646	1,474	1,772,526				1,774,000
Issuance of shares upon conversion					63,239,585	6,323	633,386				639,710
Reclass of derivative liability upon conversion or redemption of related convertible debentures							8,000				8,000
Purchase of Series B Preferred shares			2,250	-			2,250,000				2,250,000
Beneficial conversion feature related to the Series B Preferred Shares							475,000		(475,000)		-
Beneficial conversion feature							58,548				58,548
											-
Net loss									(4,728,951)	(82,101)	(4,811,052)

Balance March 31, 2020	5,000,000	$500	2,250	$-	379,742,524	$37,975	$43,533,242	$-	$(46,427,396)	$(82,101)	$(2,937,780)

Issuance of common stock upon conversion					39,735,626	3,974	547,047				551,021
Reclass of derivative liability upon conversion or redemption of related convertible debentures							205,000				205,000
Purchase of Series B Preferred shares			3,250	-			3,250,000				3,250,000
Beneficial conversion feature related to the Series B Preferred Shares							1,335,000		(1,335,000)		-
Dividends payable on Series B PS									(317,085)		(317,085)
Series B PS Dividends in kind issued			115	-			134,442				134,442
Conversion of Series B PS to common stock			(5,008)	-	113,517,030	11,351	(11,351)				-
Common stock issued in Vista Warrant settlement					17,500,000	1,750	608,250				610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement							90,000				90,000
Common stock issued to consultant					4,250,000	425	744,825				745,250
Beneficial conversion feature related to the Series D Preferred Shares							6,050,000				6,050,000
Amortization of beneficial conversion feature related to Series D Preferred Shares									(1,720,833)		(1,720,833)
Accretion on Series D Preferred shares									(302,500)		(302,500)
Commitment shares issued with Series D Preferred Shares					6,000,000	600	(600)				-
Common stock to be issued as finder's fees related to asset acquisition								136,000			136,000
Beneficial conversion feature related to convertible debenture							163,636				163,636
											-
Net loss									(3,580,454)	(5,729)	(3,586,183)

Balance March 31, 2021	5,000,000	$500	607	$-	560,745,180	$56,075	$56,649,491	$136,000	$(53,683,268)	$(87,830)	$3,070,968

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Inc.	$(3,580,454)	$(4,728,951)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	346,437	100,359
Amortization of debt discount	47,273	577,228
Change in fair value of derivative liability	29,000	27,000
Change in fair value of warrant liability	-	(3,000)
Loss on warrant settlement	-	635,000
Default penalty	41,112	27,000
Net loss attributable to non-controlling interest	(5,729)	(82,101)
Loss on disposal of fixed assets	-	71,138
Loss due to fire	-	992,286
Shares issued for services	745,250	-

Changes in operating assets and liabilities:
Inventory	-	4,200
Prepaid expenses and other current assets	(526,646)	(93,407)
Deposits	-	(167,698)
Accounts payable	325,264	66,818
Other accrued expenses	117,957	57,307
Accrued interest	39,063	32,537
Accrued interest - related parties	44,096	1,440

Cash used in operating activitites	(2,377,377)	(2,482,846)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(1,739,186)	(1,232,704)
Cash paid for asset acquisition with VeroBlue Farms, Inc.	(5,000,000)	-
Cash received from Insurance settlement	917,210	-
Cash paid for construction in process	(1,715,654)	-

CASH USED IN INVESTING ACTIVITIES	(7,537,630)	(1,232,704)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(19,889)	(14,177)
Payment of related party notes payable	(72,000)	-
Repayment line of credit short-term	-	(199,181)
Proceeds from PPP loan	103,200	-
Proceeds from issuance of common shares under equity agreeement	-	1,774,000
Proceeds from sale of Series B Convertible Preferred stock	3,250,000	2,250,000
Proceeds from convertible debentures	600,000	100,000
Payments on notes payable, related party	-	(50,000)
Payments on convertible debentures	-	(85,500)
Proceeds from sale of Series D PS	6,050,000	-
Payments on convertible debentures, related party	-	(87,600)
Cash received in relation to Vista warrant settlement	50,000	-

Cash provided by financing activitites	9,961,311	3,687,542

NET CHANGE IN CASH	46,304	(28,008)

CASH AT BEGINNING OF PERIOD	109,491	137,499

CASH AT END OF PERIOD	$155,795	$109,491

INTEREST PAID	$100,108	$170,911

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$551,021	$639,708
Right of Use asset and Lease liability	$-	$275,400
Dividends in kind issued	$134,442	$-
Shares issued on Vista Warrant settlement	$610,000	$-
Note payable, related party, issued in place of Settlement Agreement	$383,604	$-
Notes payable, issued as consideration in VeroBlue Farms, Inc. asset acquisition	$5,000,000	$-
Shares payable, to be issued as finders fee in VeroBlue Farms, Inc. asset acquisition	$136,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED MARCH 31, 2021 AND 2020

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, is a biotechnology company and has developed proprietary platform technologies that enables it to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally grown shrimp “crop” weekly and accomplishes this without the use of antibiotics or toxic chemicals. The company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors, and maintains proper levels of oxygen, salinity, and temperature for optimal shrimp production. The Company’s initial production facility is located outside of San Antonio, Texas.

On October 16, 2015, the Company formed Natural Aquatic Systems, Inc. (“NAS”). The purpose of NAS is to formalize the business relationship between the Company and F&T Water Solutions LLC for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property, and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at the Company’s facility located outside of La Coste, Texas.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2021, the Company had a net loss available for common stockholders of approximately $5,921,000. As of March 31, 2021, the Company had an accumulated deficit of approximately $53,683,000 and a working capital deficit of approximately $3,614,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended March 31, 2021, the Company received net cash proceeds of $3,250,000 from the sale of 3,250 Series B Preferred shares and $6,050,000 from the sale of 6,050 Series D Preferred shares, as well as $600,000 from the from the issuance of a convertible debenture. Subsequent to year end the Company raised $10,000,000 in a sale of shares of common stock, receiving net proceeds of $9,700,000.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2021, the Company had a 607 shares of Series B Preferred shares whose approximately 1,202,000 underlying shares are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 6,050 of Series D Preferred shares whose approximately 60,050,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended March 31, 2020, the Company had approximately $469,000 in convertible debentures whose approximately 12,518,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.01 to $0.25 for fixed conversion rates, and 57% - 60% of the defined trading price for variable conversion rates, and approximately 2,916,000 warrants with an exercise price of 45% of the market price of the Company’s common stock, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of March 31, 2021 and March 31, 2020.

The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the year ended March 31, 2021 and 2020:

Derivatives

	2021	2020
Derivative liability balance at beginning of period	$176,000	$157,000
Reclass to equity upon conversion or redemption	(205,000)	(8,000)
Change in fair value	29,000	27,000
Balance at end of period	$-	$176,000

At March 31, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.11% and expected volatility of the Company’s common stock of 229.10%, and the various estimated reset exercise prices weighted by probability.

Warrant liability

	2021	2020
Warrant liability balance at beginning of period	$90,000	$93,000
Reclass to equity upon cancellation or exercise	(90,000)	-
Change in fair value	-	(3,000)
Balance at end of period	$-	$90,000

At March 31, 2020, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.23% and expected volatility of the Company’s common stock ranging of 261.85%.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2021 and March 31, 2020.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2021, and 2020, the Company’s cash balance did not exceed FDIC coverage.

Fixed Assets

Equipment is carried at historical value or cost and is depreciated using the straight-line method over the estimated useful lives of the related assets. . Estimated useful lives are as follows:

Buildings	39 years
Machinery and Equipment	7 – 10 years
Vehicles	10 years
Furniture and Fixtures	3 – 10 years

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of March 31, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2021, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, (“Promissory Note A”), and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date (“Promissory Note B”). The Company also agreed to issue 500,000 shares of common stock as a finder’s fee, which would be considered as transaction fees in relation to the asset acquisition, with a fair value of $136,000 based on the market value of the common stock as of the closing date of the acquisition (Note 8).

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

The Company determined the asset acquisition did not qualify as a business combination as not only did the Company only acquire certain listed tangible assets, but VBF did not fall under the definition of a business in accordance with ASU 2017-01. VBF was an early-stage company that had not yet generated revenue, and it did not yet include an input and a substantive process that will afford the Company the ability to create an output. Additionally, the acquisition does not include an organized workforce. Instead, the assets acquired are to be used by the Company as a location in which to apply their own patented process and create their output, the production of shrimp.

The $10,136,000 consideration was allocated to the assets acquired based on their relative fair value:

Equipment	$7,015,000	69.2%
Vehicles	202,000	2.0%
Buildings	2,797,000	26.6%
Land	122,000	1.2%
	$10,136,000	100%

NOTE 4 – FIXED ASSETS

A summary of the fixed assets as of March 31, 2021 and March 31, 2020 is as follows:

	March 31, 2021	March 31, 2020
Land	$324,293	$202,293
Buildings	4,702,063	509,762
Machinery and equipment	7,580,873	221,987
Autos and trucks	213,849	19,063
	12,815,178	953,105
Accumulated depreciation	(584,521)	(245,297)
Fixed assets, net	$12,236,557	$707,808

The fixed assets include the assets purchased in the asset acquisition on December 15, 2020, in Note 3.

The consolidated statements of operations reflect depreciation expense of approximately $346,000 and $100,000 for the years ended March 31, 2021 and 2020, respectively.

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

NOTE 5 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance of $372,675. The line of credit bears an interest rate of 5.0%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit matures on April 30, 2021 and is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit is $372,675 at both March 31, 2021 and March 31, 2020. On May 5, 2021, the Company paid off the line of credit.

The Company also has an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The lines of credit bear interest at a rate of 5%, that is compounded monthly and to be paid with the principal on the maturity date. The line of credit is secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. The balance of the line of credit was $177,778 at both March 31, 2021 and March 31, 2020. On April 15, 2021, the line of credit was paid off in full.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of March 31, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2021 and March 31, 2020.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of March 31, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2021 and March 31, 2020.

NOTE 6 – BANK LOANS

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for nine months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. The promissory note contains events of default and other provisions customary for a loan of this type. As required, the Company has used the PPP loan proceeds for payroll, healthcare benefits, and utilities. The program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. On April 16, 2021, the Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan on April 26, 2021.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75%, which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $214,852 as of March 31, 2021, $8,725 of which was in current liabilities, and $222,736 as of March 31, 2020, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note as of March 31, 2021 and March 31, 2020 was $3,124 and $12,005, respectively.

Maturities on Bank loans are as follows:

Years ended:
March 31, 2022	$115,049
March 31, 2023	9,240
March 31, 2024	9,786
March 31, 2025	10,364
March 31, 2026	10,975
Thereafter	165,762
$321,176

NOTE 7 – CONVERTIBLE DEBENTURES

February 26, 2021 Debenture

On February 26, 2021, the Company entered into a convertible note for the principal amount of $720,000, with an original issue discount of $120,000, convertible into shares of common stock of the Company. The note bears interest of 12% and is due six months from the date of issuance. The note is convertible from the date of issuance, at a fixed conversion rate of $0.36. The conversion rate shall change to $0.10 upon the event of default. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $164,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization of the beneficial conversion feature was $27,273 and the original issuance discount was $20,000, for the year ended March 31, 2021. In April 2021 the Company paid off approximately $422,000 of the convertible note.

April 17, 2019 Debenture

On April 17, 2019, the Company entered into a 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been extended until September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the three and year ended March 31, 2021, as the beneficial conversion feature was fully amortized as of December 31, 2019. The amortization expense recognized during the three and nine months ended December 31, 2019 amounted to approximately $20,000. On September 14, 2020, the outstanding balance of $110,000 was converted into 1,014,001 shares of common stock of the Company, at a conversion rate of $0.124.

March 20, 2018 Debenture

On March 20, 2018, the Company entered into a convertible note for the principal amount of $84,000, convertible into shares of common stock of the Company, which matured on December 20, 2018. On September 20, 2018 the outstanding principal and $5,040 in accrued interest of the note was purchased from the noteholder by a third party, for $126,882. The note bears interest at 12% for the first 180 days, which increases to 18% after 180 days, and 24% upon an event of default. The note is convertible on the date beginning 180 days after issuance of the note, at the lower of 60% of the lowest trading price for the last 20 days prior to the issuance date of this note, or 60% of the lowest trading price for the last 20 days prior to conversion. The conversion feature meets the definition of a derivative and therefore required bifurcation and was accounted for as a derivative liability.

During the year ended March 31, 2019, the holder converted $120,171 of principal and $2,21 of accrued interest into 17,870,962 shares of common stock of the Company, with $6,711 of principal remaining outstanding.

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

August 24, 2018 Debenture

On August 24, 2018, the Company entered into a 10% convertible note in the principal amount of $55,000, convertible into shares of common stock of the Company, which matures August 24, 2019. The interest rate increases to 24% per annum upon an event of default, as set forth in the agreement, including a cross default to all other outstanding notes, and if the debenture is not paid at maturity the principal due increases by 10%. If the Company loses its bid price the principal outstanding on the debenture increases by 20%, and if the Company’s common stock is delisted, the principal increases by 50%. The note is convertible into shares of the Company’s common stock at a price per share equal to 57% of the lowest closing bid price for the last 20 days. The discount is increased an additional 10%, to 47%, upon a “DTC chill". The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability. On January 10, 2019 the outstanding principal of $55,000 and accrued interest of $1,974 was purchased from the noteholder by a third party, for $82,612. During the year ended March 31, 2019, the holder converted $57,164 of principal into 9,291,354 shares of common stock of the Company.

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

September 14, 2018 Debenture

On September 14, 2018, the Company entered into a 12% convertible promissory note for $112,500, with an original issuance discount (OID) of $10,250, which matures on March 14, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement On January 25, 2019 the outstanding principal of $101,550, plus an additional $81,970 of default principal and $13,695 in accrued interest of the note, resulting in a new balance of $197,215, was purchased from the noteholder by a third party, who extended the maturity date.

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

During the first quarter of the fiscal year ending March 31, 2021, the outstanding balance was converted into 35,887,170 shares of common stock of the Company, at a conversion rate of $0.006. As a result of the conversion the derivative liability related to the debenture was remeasured immediately prior to the conversions with an overall increase in the fair value of $21,000 recognized, with the fair value of the derivative liability related to the converted portion, of $175,000 being reclassified to equity. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the dates of conversion of $0.03; a risk-free interest rate of 0.13% and expected volatility of the Company’s common stock, of 158.29%, and the various estimated reset exercise prices weighted by probability.

March 1, 2019 Debenture

On March 1, 2019, the Company entered into a 10% convertible promissory note for $168,000, with an OID of $18,000, for a purchase price of $150,000, which originally matured on November 1, 2019. The maturity date was extended to September 1, 2020, with the noteholders waiving the default penalties through December 31, 2020. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. The note is convertible at a fixed conversion price of $0.25. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was a $134,000 beneficial conversion feature to recognize, which was amortized over the term of the note using the effective interest method. and fully amortized during the year ended March 31, 2020. On December 21, 2020, the outstanding balance of $168,000 and accrued interest of $30,847 was converted into 795,387 shares of common stock of the Company, at a conversion rate of $0.25.

NOTE 8 – NOTES PAYABLE

On December 15, 2020, in connection with the asset acquisition with VBF (Note 3), the Company entered into two notes payable with a third party. The first note, Promissory Note A, is for principal of $3,000,000, which is payable in 36 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. Promissory Note B, is for principal of $2,000,000, which is payable in 48 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019 (Note 14) for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of March 31, 2021 was $311,604, with $96,000 classified in current liabilities on the consolidated balance sheet.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2021 and March 31, 2020, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and 607 and 2,250 outstanding, and 20,000 shares Series D preferred stock are authorized and 6,050 and zero outstanding, respectively.

Series B

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

Series B Preferred Equity Offering

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased. During the year ended March 31, 2021 the Company received $3,250,000 for the issuance of 3,250 Series B PS. The intrinsic value of the beneficial conversion option on several of the tranches was calculated at a total of $1,335,000, which was fully amortized upon issuance, as the Series B PS is immediately convertible into common stock. During the year ended March 31, 2021, the Company has converted 5,008 Series B PS which includes 115 Series B PS dividends-in-kind into 113,517,030 shares of the Company’s common stock.

During the year ended March 31, 2020, the Company issued 2,250 Series B Preferred Shares in various tranches of the SPA, totaling $2,250,000. The intrinsic value of the beneficial conversion option on several of the tranches was calculated at a total of $475,000, which was fully amortized upon issuance, as the Series B PS is immediately convertible into common stock.

Series D Preferred Stock

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

As the Series D PS has a conditional redemption date, as it is convertible, it is classified in mezzanine and, it is considered to be a debt host instrument. The conversion price, unless and until there is a qualified offering, is a fixed price and as such the conversion feature is not required to be bifurcated and accounted for as a derivative liability. The Company will analyze the conversion feature under ASC 470-20, “Debt with conversion and other options”, at each issuance date and based on the market price of the common stock of the Company on the commitment date as compared to the conversion price, determine if there is a beneficial conversion feature to recognize.

The Series D Designation are subject to certain Registration Rights, whereby if the Corporation does not complete a market listing to the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (or any successors to any of the foregoing) within one hundred twenty (120) calendar days from the issuance of the Series D Preferred Stock, the Company will, within ten (10) calendar days, file a registration statement covering the shares of Common Stock underlying the Series D Preferred Shares. Additionally, the Company will include the shares of Common Stock underlying the Series D Preferred Shares in any registration statement which is being filed by the Corporation’s existing investment banker, provided, that said registration statement is not yet effective with the SEC and provided that the Company receives the prior written approval of said investment banker. There is no penalty provision associated with not registering the underlying shares of common stock...

Series D Preferred Equity Offering

On December 18, 2020, the Company entered into securities purchase agreements (the “Purchase Agreement”) with GHS Investments LLC, Platinum Point Capital LLC and BHP Capital NY (collectively, the “Purchaser”) , whereby, at the closing, each Purchaser agreed to purchase from the Company, up to 5,000 shares of the Company’s Series D PS, par value $0.0001 per share, at a purchase price of $1,000 per share of Series D Preferred Stock. The aggregate purchase price per Purchaser for the Series D PS is $5,000,000. With a stated value of $6,000,000 for the purchased Series D PS, there is a discount of $1,000,000 to be accreted over the period until the redemption of the Series D PS. In connection with the sale of the Series D Preferred Stock, the Purchasers were granted 6,000,000 shares of the Company’s common stock, par value $0.0001 (the “Commitment Shares”), which have a fair value of $1,616,250 based on the market price of the common shares of $0.27 on the date of the Series D PS purchase.

The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a $8,471,000, capped at $5,000,000 based on the purchase price of the Series D PS, beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

On January 8 and 10, 2021, the Company entered into additional securities purchase agreements with the Purchaser, for 1,050 shares of Series D PS, at an aggregate purchase price of $1,050,000. With a stated value of $1,250,000 for the purchased Series D PS, there is a discount of $250,000 to be accreted over the period until the redemption of the Series D PS.

The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a $3,022,000, capped at $1,050,000 based on the purchase price of the Series D PS, beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

The amortization of the beneficial conversion feature recognized during the year ended March 31, 2021 amounted to approximately $1,721,000. The accretion of the redemption for the year ended March 31, 2021 was $302,500.

Common Stock

For shares of common stock issued upon conversion of outstanding convertible debentures see Note 7.

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

Common Shares Issued to Consultants

In connection with the VBF asset acquisition (Note 3), the Company agreed to issue 500,000 shares of common stock as a finder’s fee, with a fair value of $135,000 based on the market value of the common stock of $0.27 as of December 15, 2020, the closing date of the acquisition. The shares have not yet been issued, and have been recognized in the accompanying consolidated financial statements as Stock Payable as of March 31, 2021.

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. The agreement has a six-month term, and therefore the fair value of $67,500, based on the market value of $0.045 on the grant date, will be recognized over the term of the agreement, with $67,500 expensed during the year ended March 31, 2021. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six-month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, is recognized in Prepaid expense to be amortized over the six-month term. As of the year end March 31, 2021, $308,250 remained in Prepaid expense with $308,250 recognized in consulting expense for the year end March 31, 2021.

On June 12, 2020, the Company issued 1,250,000 shares of common stock to a consultant, with the fair value of $61,250 based on the market price of $0.049 on the date issued and which was recognized as professional services upon grant.

NOTE 10 – OPTIONS AND WARRANTS

The Company has not granted any options since inception.

The Company granted warrants in connection with various convertible debentures in previous periods. As of March 31, 2020, there are 2,917,000 (after adjustment) remaining warrants to purchase shares of common stock outstanding, classified as a warrant liability, which expire on January 31, 2022, with an exercise price of 45% of the market value of the common shares of the Company on the date of exercise. The remaining outstanding warrants were cancelled in connection with the legal settlement with Vista Capital Investments, LLC, on April 9, 2020. See discussion in Note 11. The related warrant liability was revalued upon cancellation on April 9, 2020, resulting in no change to the fair value of the warrant liability and the $90,000 fair value was reclassified to equity.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet is approximately $35,000 and $84,000 owing to the President of the Company as of March 31, 2021 and March 31, 2020, respectively, and approximately $154,000 and $175,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of March 31, 2021 and March 31, 2020. These amounts include both accrued payroll and accrued allowances and expenses.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. As of March 31, 2021 and March 31, 2020 the outstanding balance is approximately $735,000. As of March 31, 2021 and March 31, 2020, accrued interest payable was approximately $66,000 and $51,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of March 31, 2021 and $426,404 as of March 31, 2020, respectively, and is classified as a current liability on the consolidated balance sheets. As of March 31, 2021 and March 31, 2020, accrued interest payable was approximately $120,000 and $240,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes as of March 31, 2021 and March 31, 2020 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 12 – FEDERAL INCOME TAX

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

The components of income tax expense for the years ended March 31, 2021 and 2020 consist of the following:

	2021	2020
Federal Tax statutory rate	21.00%	21.00%
Permanent differences	3.46%	3.52%
Valuation allowance	(24.46)%	(24.52)%
Effective rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of March 31, 2021 and 2020 are summarized below.

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,429,000	$1,970,000
Other	-	5,000
Total deferred tax asset	3,429,000	1,975,000
Valuation allowance	(3,429,000)	(1,975,000))
	$-	$-

As of March 31, 2021, the Company had approximately $16,300,000 of federal net operating loss carry forwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $1,454,000 and $562,000 in the year ended March 31, 2021 and 2020, respectively.

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

NOTE 13 – LEASE

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term is for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. The Lease Liability will be expensed each month, on a straight-line basis, over the life of the lease. As of March 31, 2021 and March 31, 2020, the lease is on hold while the Company waits for new equipment to be delivered and installed. As the lease is on hold there has been no lease expense or amortization of the Right of Use asset for the years ended March 31, 2021.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. As a result of RGA’s failure to respond to written discovery served by the Company and failure of RGA to satisfy requirements imposed by an order compelling response, the court issued an order prohibiting RGA from introducing any evidence at the time of trial other than the original agreement between RGA and the Company. Further, the Court sustained the Company’s objection to RGA’s written discovery obviating the Company’s obligation to respond. The parties are required to mediate the case prior to trial which mediation has not been scheduled at this time.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The Company has filed its answer to the complaint and is seeking to settle the matter with Mr. Shover with the approval of the Federal District Court. A settlement stipulation has been prepared and approved by the parties and has been filed with the Court along with a proposed order. After a conference call between counsel for the parties, counsel for the Company agreed to amend the stipulation, motion to approve stipulation and the declarations filed in support of the motion to provide a more detailed statement of fact to assist the court in its determination, although as of the date of this filing, the Company is not aware of the date of such determination.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the year end, the Company has converted 262 Series B PS into 3,144,000 shares of the Company’s common stock.

Series E Preferred Stock

On April 14, 2021, the Board authorized the issuance of 10,000 shares of the Company’s Series E Preferred Stock. The shares of Series E Preferred Stock have a stated value of $1,200 per share and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share, subject to adjustment (the “Conversion Price”). The Series E Preferred Stock is convertible into that number of shares of common stock determined by dividing the Series E Stated Value (plus any and all other amounts which may be owing in connection therewith) by the Conversion Price, subject to certain beneficial ownership limitations. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum, payable quarterly. The Series D PS are also redeemable at the Company's option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The holders of Series E Preferred Stock rank senior to the Common Stock and Common Stock Equivalents (as defined in the Series E Designation) with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Upon any liquidation, dissolution or winding-up of the Company, the holders shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Preferred Stock, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Securities Purchase Agreement

On April 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”), for the offering (the “Offering”) of (i) $5,000,000 worth of common stock (“Shares”), par value $0.0001 per share, of the Company (“Common Stock”); at a per share purchase price of $0.55 per Share (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 10,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.75 per share, subject to certain adjustments, as provided in the Warrants; and (iii) 1,000,000 shares of Common Stock (the “Commitment Shares”). Pursuant to the Purchase Agreement, on April 15, 2021, the Company received net proceeds of $4,732,123 from the Purchaser.

Further, pursuant to the terms of the Purchase Agreement, from the date thereof until the date that is the twelve-month anniversary of the closing of the Offering, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), each Purchaser shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Pursuant to the Purchase Agreement, on May 5, 2021, the Purchaser purchased an additional 15,454,456 shares of common stock at a per share purchase price of $0.55 per share (the “Second Closing”), for net proceeds of approximately $8,245,000.

Additionally, on May 20, 2021, the Purchaser purchased an additional 2,727,272 shares of common stock at a price per share of $0.55 per share (“Third Closing”), for net proceeds of approximately $1,455,000.

Share Exchange Agreement

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder has agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) into approximately 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). In connection with the Exchange Agreement, the Company has filed a Certificate of Designation of Preferences of the Series E Convertible Preferred Stock with the State of Nevada. The exchange was completed on April 15, 2021.

In addition, in relation to the Offering, on April 15, 2021, the Company redeemed the remaining 2,450 of the Series D PS for $3,513,504

NAS Securities Purchase Agreement

On May 19, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with F&T Water Solutions, LLC (“F&T”), for the shares of Natural Aquatic Systems, Inc., a Texas corporation (“NAS”). Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS. Upon the closing of the SPA, the Company purchased the 980,000 shares of NAS’ common stock owned by F&T for a purchase price of $1,000,000 in cash and issued 3,960,396 shares of the Company’s common stock at a market value of $0.505 per share, for a total fair value of $2,000,000, for a total acquisition price of $3,000,000. The Company paid the cash purchase price on May 20, 2021 and the purchase of the NAS shares closed on May 25, 2021. After the SPA, NAS is a 100% owned subsidiary of the Company.

Patents Purchase Agreement

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T. The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company would purchase F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issued 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. The Company paid the cash purchase price on May 20, 2021 and the closing of the Patents Agreement took place on May 25, 2021.

Leak-Out Agreements

In connection with the issuance of a total of 13,861,386 shares of the Company’s common stock pursuant to the SPA and the Patents Agreement (the “Shares”), the Company and F&T, on May 19, 2021, entered into two separate leak-out agreements (the “Leak-Out Agreements”). Pursuant to the Leak-Out Agreements, F&T agreed that it would not sell or transfer the Shares for six months following the closing of the SPA and Patents Agreement and that, following these six months, each shareholder of F&T who was issued a portion of the Shares could sell up to one-sixth of their portion of the Shares every thirty-day period occurring thereafter for the next six months. Following the one-year anniversary of the closings, there will be no further restrictions regarding the sale or transfer of the Shares.

GHS Purchase Agreement

 On June 28, 2021, the Company entered into a securities purchase agreement with GHS (the “June GHS Purchase Agreement”) for the offering of up to (i) $3,000,000 worth of common stock of the Company at a per share purchase price of $0.40 and (ii) $11,000 worth of prefunded common stock purchase warrants to purchase an aggregate of up to 1,100,000 shares of common stock, which are exercisable upon issuance and shall not expire prior to exercise, and are subject to certain adjustments, as provided in the warrants. Pursuant to the June GHS Purchase Agreement, on June 28, 2021, GHS purchased 7,500,000 shares of common stock and 1,100,000 shares of common stock underlying the prefunded warrants, for an aggregate purchase price of $3,011,000, less offering expenses of $90,330, for net proceeds of $2,909,670.