Form 10-Q
period 2021-06-30
NaturalShrimp Inc
filed 2021-08-16
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURALSHRIMP INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5501 LBJ Freeway, Suite 450Dallas, Texas	75240
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474(Registrant’s telephone number, including area code)

15150 Preston Road, Suite #300

Dallas, Texas 7524

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

As of August 16, 2021, there were 603,019,728 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2021	March 31, 2021
Current assets
Cash	$5,972,617	$155,795
Prepaid expenses	578,839	655,339

Total current assets	6,551,456	811,134

Fixed assets	12,342,347	12,236,557

Other assets
Construction-in-process	2,622,870	1,873,219
Patents	6,951,000	-
Right of Use asset	-	275,400
Deposits	20,633	20,633

Total other assets	9,594,503	2,169,252

Total assets	$28,488,306	$15,216,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$656,150	$963,289
Accrued interest	73,350	73,350
Accrued interest - related parties	187,520	187,520
Other accrued expenses	568,532	602,368
Short-term Promissory Note and Lines of credit	20,833	573,621
Bank loan	8,725	8,725
PPP loan	-	103,200
Convertible debentures	-	483,637
Note payable	96,000	96,000
Notes payable - related parties	495,412	1,151,162
Dividends payable	-	182,639

Total current liabilities	2,106,522	4,425,511

Bank loans, less current maturities	204,085	206,127
Notes payable	5,000,000	5,000,000
Note payable, less current maturities	191,604	215,604
Lease Liability	-	275,400

Total liabilities	7,502,211	10,122,642

Commitments and contingencies (Note 14)
Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 3,740 and 0 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	2,035,427	-

Series D Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 0 and 6,050 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	-	2,023,333

Stockholders' deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 345 and 607 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 603,019,728 and 560,745,180 shares issued and 602,644,728 and 560,745,180 shares outstanding at June 30, 2021 and March 31, 2021, respectively	60,266	56,075
Additional paid in capital	74,585,336	56,649,491
Stock Payable	7,160,900	136,000
Accumulated deficit	(62,856,334)	(53,683,268)
Total stockholders' deficit attributable to NaturalShrimp Incorporated shareholders	18,950,668	3,158,798

Non-controlling interest in NAS	-	(87,830)

Total stockholders' deficit	18,950,668	3,070,968

Total liabilities mezzanine and stockholders' deficit	$28,488,306	$15,216,943

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months Ended
	June 30, 2021	June 30, 2020

Sales	$-	$-

Operating expenses:
General and administrative	1,644,262	335,979
Research and development	-	-
Facility operations	239,325	11,372
Depreciation and amortization	354,503	10,781

Total operating expenses	2,238,090	358,132

Net loss from operations	(2,238,090)	(358,132)

Other income (expense):
Interest expense	(81,536)	(30,026)
Amortization of debt discount	(236,364)	-
Financing costs	(109,953)	(61,809)
Change in fair value of derivative liability	-	(29,000)
Change in fair value of warrant liability	-	-
Forgiveness of PPP loan	103,200	-
Loss on disposal of fixed assets	-	-
Loss due to fire	-	-

Total other income (expense)	(324,653)	(120,835)

Loss before income taxes	(2,562,743)	(478,967)

Provision for income taxes	-	-

Net loss	(2,562,743)	(478,967)

Less net loss attributable to non-controlling interest	-	(1,895)

Net loss attributable to NaturalShrimp Incorporated	(2,562,743)	477,072)

Amortization of beneficial conversion feature on Preferred shares	(817,376)	(293,000)
Accretion on Series D Preferred shares		-
Redemption and exchange of Series D Preferred shares	(5,792,947)	-
Dividends		(144,792)

Net loss available for common stockholders	$(9,173,066)	$(914,864)

EARNINGS PER SHARE (Basic and diluted)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	501,477,593	386,434,991

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Series A Preferred Stock		Series B Preferred Stock			Common Stock		Additional Paid In	Stock	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Payable	Deficit	Interest	Deficit
Balance March 31, 2021	5,000,000	$500	607		$-	560,745,180	$56,076	$56,649,491	$136,000	$(53,683,268)	$(87,830)	$3,070,969

Issuance of common stock upon conversion						1,329,246	133	421,353				421,486
Conversion of Series B PS to common stock			(262)		-	3,144,000	314	(314)				-
Conversion of Series D PS to common stock					-	428,572	43	(43)				-
Exchange of Series D PS to Series E PS										(3,258,189)		(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares						35,772,729	3,577	17,273,546				17,277,223
Exercise of warrants related to the sale of common shares						1,100,000	110	10,890				11,000
Beneficial conversion feature related to the Series E Preferred Shares								3,269,505				3,269,505
Amortization of beneficial conversion feature related to Series E Preferred Shares										(817,376)		(817,376)
Redemption of Series D Preferred shares										(2,534,758)		(2,534,758)
Amortization of beneficial conversion feature related to Series D Preferred Shares												-
Commitment shares issued with Series D Preferred Shares												-
Common shares to be issued for the acquisition of the non-controlling interest subsidiary's remaining equity								(3,087,830)	2,000,000		87,830	(1,000,000)
Common shares to be issued for Patent acquisition									5,000,000			5,000,000
Common stock vested to consultant						125,000	13	48,738	24,900			73,651
												-
Net loss										(2,562,743)		(2,562,743)
												-
Balance June 30, 2021	5,000,000	$500	345		$-	602,644,727	$60,266	$74,585,336	$7,160,900	$(62,856,334)	$-	$18,950,768

Balance March 31, 2020	5,000,000	$500	2,250	$		379,742,524	$37,975	$43,533,243	-	$(46,427,396)	$(82,101)	(2,937,780)

Issuance of common stock upon conversion						37,926,239	3,793	222,644				226,437
Reclass of derivative liability upon conversion or redemption of related convertible debentures								205,000				205,000
Purchase of Series B Preferred shares			1,250					1,250,000				1,250,000
Beneficial conversion feature related to the Series B Preferred Shares								293,000		(293,000)		-
Dividends payable on Series B PS										(144,792)		(144,792)
Series B PS Dividends in kind issued			50					56,458				56,458
Conversion of Series B PS to common stock			(800)		(0)	33,569,730	3,357	(3,357)				-
Common stock issued in Vista Warrant settlement						17,500,000	1,750	608,250				610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement								90,000				90,000
Common stock issued to consultant						1,250,000	125	61,125				61,250
												-
Net loss										(477,072)		(477,072)
												-
Balance June 30, 2020	5,000,000	$500	2,750		$0	469,988,493	$47,000	$46,316,363	$-	$(47,342,260)	$(82,101)	$(1,060,499)

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 3 Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Incorporated	$(2,562,743)	$(477,072)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	354,503	10,781
Amortization of debt discount	236,364	-
Change in fair value of derivative liability	-	29,000
Financing costs	109,953	-
Default penalty		41,112
Net loss attributable to non-controlling interest	-	(1,895)
Forgiveness of PPP loan	(103,200)	-
Shares issued for services	73,651	61,250

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	76,500	68,743
Deposits	-	(628,879)
Accounts payable	(304,997)	(149,193)
Other accrued expenses	(33,836)	(159,814)
Accrued interest	13,018	6,836
Accrued interest - related parties	-	12,096

Cash used in operating activities	(2,140,788)	(1,187,035)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(411,293)	(126,158)
Cash paid for patent acquisition with F & T	(2,000,000)	-
Cash paid for acquisition of shares of NCI	(1,000,000)	-
Cash received from Insurance settlement	-	917,210
Cash paid for construction in process	(749,651)	-

Cash (used in) provided by investing activities	(4,160,944)	791,052

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(2,042)	(3,989)
Payment of note payable	(24,000)	-
Payment of note payable, related party	(655,750)	-
Repayment of short-term promissory note and lines of credit	(552,788)	-
Proceeds from PPP loan	-	103,200
Proceeds from issuance of common shares	17,277,223	-
Shares issued upon exercise of warrants	11,000	-
Proceeds from sale of Series B Convertible Preferred stock	-	1,250,000
Payments on convertible debentures	(421,486)	-
Redemption of Series D PS	(3,513,504)	-
Proceeds from sale of Series D PS	-	-
Cash received in relation to Vista warrant settlement	-	50,000

Cash provided by financing activities	12,118,653	1,399,211

NET CHANGE IN CASH	5,816,922	1,003,228

CASH AT BEGINNING OF PERIOD	155,795	109,491

CASH AT END OF PERIOD	$5,972,717	$1,112,719

INTEREST PAID	$81,536	$17,930

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$421,486	$226,437
Cancellation of Right of Use asset and Lease liability	$275,400	$-
Dividends in kind issued	$-	$56,458
Shares issued on Vista Warrant settlement	$-	$560,000
Shares to be issued as consideration for Patent acquisition	$5,000,000	$-
Shares to be issued as consideration for acquisition of remaining NCI	$2,000,000	$-

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed as an aquaculture facility, with the company having production issues. The Company began a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company's patented EC platform technology. On May 19, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with F&T Water Solutions, LLC (“F&T”), for F&T’s owned shares of Natural Aquatic Systems, Inc. Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS. After the SPA, NAS is a 100% owned subsidiary of the Company (See Note 8).

The Company has three wholly-owned subsidiaries including NaturalShrimp Corporation, NaturalShrimp Global, Inc. and NAS.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2021, the Company had a net loss available for common stockholders of approximately $9,173,000. At June 30, 2021, the Company had an accumulated deficit of approximately $62,856,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2021, the Company received net cash proceeds of approximately $17,277,000 from the sale of common shares (See Note 9). Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter in production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended June 30, 2021 and 2020 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2021.

The condensed consolidated balance sheet at March 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2021, the Company had 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For ,the three months ended June 30,2020, the Company had approximately $278,000 in convertible debentures whose approximately 1,560,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.124 to $0.25 for fixed conversion rates which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2021 and March 31, 2021.

The Derivative and Warrant liabilities are Level 3 fair value measurements. There were no Level 3 fair value measurements during the three months ended June 30. 2021.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2021 and 2020:

Derivatives

2020
Derivative liability balance at beginning of period	$176,000
Reclass to equity upon conversion or redemption	(205,000)
Change in fair value	29,000
Balance at end of period	$-

At June 30, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.04; a risk-free interest rate of 0.13%, and expected volatility of the Company’s common stock of 158.29%, and the various estimated reset exercise prices weighted by probability.

Warrant liability

2020
Warrant liability balance at beginning of period	$90,000
Reclass to equity upon cancellation or exercise	(90,000)
Change in fair value	-
Balance at end of period	$-

At June 30, 2020, the fair value of the warrant liability was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 1.71%, and expected volatility of the Company’s common stock ranging of 268.05%.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2021 and March 31, 2021.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2021 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2021, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Fixed Assets

Equipment is carried at historical value or cost and is depreciated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Buildings	27.5 – 39 years
Machinery and Equipment	7 – 10 years
Vehicles	10 years
Furniture and Fixtures	3 – 10 years

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The consolidated statements of operations reflect depreciation expense of approximately $306,000 and $11,000 for the three months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2021, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 13 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of June 30, 2021 and March 31, 2021 is as follows:

	June 30, 2021	March 31, 2021
Land	$324,293	$324,293
Buildings	4,910,292	4,702,063
Machinery and equipment	7,755,454	7,580,873
Autos and trucks	232,301	213,849
	13,222,340	12,891,078
Accumulated depreciation	(879,993)	(4,52158)
Fixed assets, net	$12,342,347	$12,236,557

The fixed assets include the assets purchased in the asset acquisition on December 15, 2020, with VBF. The $10,136,000 consideration was allocated to the fixed assets acquired based on their relative fair value.

NOTE 4 – PATENT ACQUISITION

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T. The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company would purchase F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issued 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. The Company paid the cash purchase price on May 20, 2021 and the closing of the Patents Agreement took place on May 25, 2021. As of June 30, 2021, the shares of common stock have not been issued and are therefore classified in Shares payable.

In accordance with ASC 805-10-55-5A, as substantially all the assets acquired are concentrated in a single identifiable asset, the patents, the acquisition has been determined to not be considered a business combination but an asset acquisition. The consideration will be allocated to the two patents, which were both approved in December, 2018, and will be amortized through the earliest of their useful life or December, 2038. Amortization over the next five years is expected to be $390,000 per year, for a total of $1,950,000. Amortization expense was $49,000 for the three months ended June 30, 2021

NOTE 5 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance of $372,675. The line of credit bore an interest rate of 5.0%, that was compounded monthly and to be paid with the principal on the maturity date. The line of credit matured on April 30, 2021 and was secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On May 5, 2021, the Company paid off the line of credit. The balance of the line of credit was $372,675 at March 31, 2021.

The Company also had an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The line of credit bore interest at a rate of 5%, that was compounded monthly and to be paid with the principal on the maturity date. The line of credit was secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On April 15, 2021, the line of credit was paid off in full. The balance of the line of credit was $177,778 at March 31, 2021.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of June 30, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2021 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of June 30, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2021 and March 31, 2021.

NOTE 6 – BANK LOANS

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 16, 2021, the Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan on April 26, 2021.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $212,810 at June 30, 2021, $8,990 of which was in current liabilities, and $222,736 at March 31, 2021, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note at June 30, 2021 and March 31, 2021 was $789 and $3,124, respectively. The note was paid off in full in July of 2021.

Maturities on Bank loan is as follows:

Years ended:
March 31, 2022	$20,760
March 31, 2023	20,760
March 31, 2024	20,760
March 31, 2025	20,760
March 31, 2025	20,760
Thereafter	109,799
$213,599

NOTE 7 – CONVERTIBLE DEBENTURES

February 26, 2021 Debenture

On February 26, 2021, the Company entered into a convertible note for the principal amount of $720,000, with an original issue discount of $120,000, convertible into shares of common stock of the Company. The note bears interest of 12% and is due six months from the date of issuance. The note is convertible from the date of issuance, at a fixed conversion rate of $0.36. The conversion rate shall change to $0.10 upon the event of default. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $164,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization of the beneficial conversion feature was $27,273 and the original issuance discount was $20,000, for the year ended March 31, 2021. On April 16, 2021, the Company settled the convertible note, consisting of $720,000 in principal, approximately $13,000 in accrued interest, and approximately $110,000 in redemption fee, for a total of $842,972 . The Company paid $421,486 in cash, and settled the remaining balance through the conversion into the issuance of 1,303,982 common shares.

NOTE 8 – ACQUISITION OF NON-CONTROLLING INTEREST

On May 19, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with F&T, for the shares owned by F&T of NAS. Upon the closing of the SPA, the Company purchased the 980,000 shares of NAS’ common stock owned by F&T for a purchase price of $1,000,000 in cash and issued 3,960,396 shares of the Company’s common stock at a market value of $0.505 per share, for a total fair value of $2,000,000, for a total acquisition price of $3,000,000. The Company paid the cash purchase price on May 20, 2021 and the purchase of the NAS shares closed on May 25, 2021. Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS, and therefore, NAS was included in the consolidated financial statements of the Company, with F&T’s ownership accounted for as a non-controlling interest. After the SPA, the non-controlling interest was no longer in existence and NAS became a 100% owned subsidiary of the Company. In accordance with ASC 810-10-45, when the parent’s ownership interest changes while the parent retains its controlling interest in a subsidiary, it is accounted for as an equity transaction and there is no gain or loss recognized in the consolidated net loss. The difference between the fair value of the consideration paid and the amount of the non-controlling interest as of the acquisition of NAS shares held by F&T is recognized in equity attributable to the Company. The carrying amount of the non-controlling interest prior to the acquisition was a deficit of $87,830, and as a result, a deduction of $3,087,830 was recognized in additional paid in capital in the Consolidated Statement of Changes in Equity, for the three months ended June 30, 2021.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2021 and March 31, 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and 345 and 607 outstanding, respectively, 5,000 shares Series D preferred stock are authorized and 0 and 6,050 outstanding, respectively and 5,000 shares Series E preferred stock are authorized and 3,740 and 0 outstanding, respectively.

Series E Preferred Stock

On April 14, 2021, the Board authorized the issuance of 10,000 shares of the Company’s Series E Preferred Stock and has filed a Certificate of Designation of Preferences of the Series E Convertible Preferred Stock with the State of Nevada. The shares of Series E Preferred Stock have a stated value of $1,200 per share and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share, subject to adjustment (the “Conversion Price”). The Series E Preferred Stock is convertible into that number of shares of common stock determined by dividing the Series E Stated Value (plus any and all other amounts which may be owing in connection therewith) by the Conversion Price, subject to certain beneficial ownership limitations. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum, payable quarterly. Each share of Series E Preferred Stock shall be redeemed by the Company on the date that is no later than one calendar year from the date of its issuance. The Series D PS are also redeemable at the Company's option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The holders of Series E Preferred Stock rank senior to the Common Stock and Common Stock Equivalents (as defined in the Series E Designation) with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Upon any liquidation, dissolution or winding-up of the Company, the holders shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Preferred Stock, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Series B Preferred Equity Offering

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B PS at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B PS are purchased.

On April 8, 2021, the Company converted 262 Series B into 3,144,000 shares of the Company’s common stock.

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

Share Exchange Agreement and Redemption

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) into 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). The exchange was completed on April 15, 2021. In accordance with ASC 260-10-S99-2, exchanges of preferred stock that are considered to be extinguishments are to be accounted for as a redemption. Therefore, the difference between the fair value of the Series E Preferred Stock transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the exchange, which was $3,258,189, was accounted for in a manner similar to a dividend.

In addition, in relation to the Offering, on April 15, 2021, the Company redeemed the remaining 2,450 of the Series D PS for $3,513,504. In accordance with ASC 260-10-S99-2, the difference between the fair value of the consideration transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the redemption, which was $2,719,538, was accounted for in a manner similar to a dividend.

Leak-Out Agreements

In connection with the issuance of a total of 13,861,386 shares of the Company’s common stock pursuant to the SPA (Note 8) and the Patents Agreement (Note 3) (the “Shares”), the Company and F&T, on May 19, 2021, entered into two separate leak-out agreements (the “Leak-Out Agreements”). Pursuant to the Leak-Out Agreements, F&T agreed that it would not sell or transfer the Shares for six months following the closing of the SPA and Patents Agreement and that, following these six months, each shareholder of F&T who was issued a portion of the Shares could sell up to one-sixth of their portion of the Shares every thirty-day period occurring thereafter for the next six months. Following the one-year anniversary of the closings, there will be no further restrictions regarding the sale or transfer of the Shares.

Common Shares Issued to Consultants

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $48,750 vested through the three months ended June 30, 2021.

On May 24, 2021, the Company entered into an agreement with a consultant, with a three-month term, that shall automatically renew each three months unless one party terminates the agreement. The compensation shall be $12,500 in cash per month for the first six months and $15,000 per month thereafter. Also included in compensation are 200,000 shares of common stock, with a fair value of $99,600 based upon the market price of $0.50 upon the grant date. The shares of common stock will vest in quarterly installments, with 50,000 to vest immediately. The shares of common stock have not yet been issued, and therefore the 50,000 vested shares, at $24,900, are included in Shares payable.

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six-month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, was recognized in Prepaid expense to be amortized over the six-month term. As of the year end March 31, 2021, $308,250 remained in Prepaid expense with $308,250 recognized in consulting expense for the year end March 31, 2021. The remaining $308.250 was expensed in the three months ended June 30, 2021.

Options and Warrants

The Company has not granted any options since inception.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet is approximately $18,000 and $35,000 owing to the President of the Company as of June 30, 2021 and March 31, 2021, respectively, and approximately $130,000 and $154,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of June 30, 2021 and March 31, 2021. These amounts include both accrued payroll and accrued allowances and expenses.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid a compensation bonus to the Chief Financial Officer, for $300,000.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the three months ended June 30, 2021, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 and $735,000, as of June 30, 2021 and March 31, 2021, respectively. At June 30, 2021 and March 31, 2021, accrued interest payable was approximately $68,000 and $66,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both June 30, 2021 and March 31, 2021, and is classified as a current liability on the consolidated balance sheets. As of March 31, 2021 and March 31, 2021, accrued interest payable was approximately $125,000 and $118,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2021 and March 31, 2021 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 11 – LEASE

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term was for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. As of March 31, 2021, the lease was on hold while the Company waited for new equipment to be delivered and installed. During the first quarter of fiscal 2022, the Company has cancelled the lease. As the lease was on hold there has been no lease expense or amortization of the Right of Use asset since inception of the lease and recognition of the Lease liability and Right of Use asset, and therefore there is no gain or loss recognized upon cancellation of the lease. .

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On August 15, 2019, the late Mr. Bill Williams resigned from his position as Chairman of the Board and Chief Executive Officer of the Company, effective August 31, 2019. Mr. Easterling replaced him as the Chief Executive Officer of the Company. On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts agreed to in the separation agreement for accrued compensation and debt (see Note 10).

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

NOTE 13 – SUBSEQUENT EVENTS

On May 26, 2021, the Company entered into a sublease for a new office space in Texas, on two floors. The lease will commence on August 1, 2021 for a monthly rent of $7,000, and terminate on October 31, 2025, for one of the spaces, and commence in the second half of 2022 for monthly rent of $1,727, and terminate on October 31, 2025, for the second space. On June 2, 2021, the Company paid a deposit of $52,362 which shall be applied to the last six months of the sublease term, and $17,454 security deposit, which is included in Prepaid expenses on the accompanying consolidated condensed balance sheet. The lease liability and right of use asset will be recognized upon the commencement of the lease on August 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2021, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

•	our ability to continue developing and expanding our research and development plant in La Coste, Texas and our production facility in Webster City, Iowa;
•	our ability, once our research and development plant is rebuilt, to successfully commercialize our equipment and shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
•	absence of contracts with customers or suppliers;
•	our ability to maintain and develop relationships with customers and suppliers;
•	our ability to successfully integrate acquired businesses or new brands;
•	the impact of competitive products and pricing;
•	supply constraints or difficulties;
•	the retention and availability of key personnel;
•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our continued ability to raise funding through institutional investors at the pace and quantities required to scale our plant needs to commercialize our products;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment;
•	the commercial success of our products;
•	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak of COVID-19 or any of its variants);
•	intellectual property claims brought by third parties; and
•	the impact of any industry regulation.

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

On October 16, 2015, we formed Natural Aquatic Systems, Inc. (“NAS”).  The purpose of NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC (“F&T”) for the joint development of certain water technologies.  The technologies shall include, without limitation, any and all inventions, patents, intellectual property, and know-how dealing with enclosed aquatic production systems worldwide.  This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art.

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

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T. The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company would purchase F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issued 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000.  The Company paid the cash purchase price on May 20, 2021 and the closing of the Patents Agreement took place on May 25, 2021.  As of June 30, 2021, the shares of common stock have not been issued and are therefore classified in Shares payable.

The Company has three wholly-owned subsidiaries including, NSC and NS Global and NAS.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in six to nine months, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the three months ended June 30, 2021 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2020:

	Three Months Ended June 30,
	2021	2020

Salaries and related expenses	$632,321	$110,715
Professional fees	597,246	128,308
Other general and administrative expenses	410,610	93,322
Rent	4,085	3,634
Facility operations	239,325	11,372
Depreciation and amortization	354,503	10,781
Total	$2,238,090	$358,132

Operating expenses for the three months ended June 30, 2021 were $2,238,090, which is a 525% increase over operating expenses of $358,132 for the same period in 2020. The overall change in expenses is mainly the result of a ramp up of costs based on the increase in the activity in planning operations, as well as the acquisition and addition of the Vero Blue facility. Salaries increased by approximately $522,000, due to the new employees, as well as the $300,000 bonus paid to the CFO. Professional fees increased by approximately $469,000, due to attorneys work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees. The operating costs in 2020 were also decreased due to the slowdown of the progressing of testing and planning to begin commercial operations due to the fire at the Texas plant. The depreciation in the three months ended June 30, 2021, increased due to the new fixed assets acquired from Vero Blue, and the amortization in the current period is the result of the patent acquisition on May 19, 2021.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2021, we had cash on hand of approximately $5,973,000 and working capital of approximately $4,445,000. as compared to cash on hand of approximately $,156,000 and a working capital deficiency of approximately $3,614,000 as of March 31, 2021. The increase in working capital for the three months ended June 30, 2021, is mainly due to the increase in cash on-hand and decrease in convertible debentures, notes payable – related parties, lines of credit, as well as the forgiveness of the PPP loan.

Working Capital/(Deficiency)

Our working capital as of June 30, 2021, in comparison to our working capital deficiency as of March 31, 2021, can be summarized as follows:

	June 30,	March 31,
	2021	2021
Current assets	$6,551,456	$811,134
Current liabilities	2,106,522	4,425,511
Working capital/(deficiency)	$4,444,934	$(3,614,377)

Current assets increased mainly because of the addition to cash as a result of the equity offerings during the three months ended June 30, 2021, of approximately $17,274,000, a portion of which was used in the patent and NAS acquisitions, as well as redemption of Series D Preferred shares.  The decrease in current liabilities is primarily due to the payoff of bank loans and lines of credit, convertible debt, notes payable to related parties, and the forgiveness of the PPP loan.

Cash Flows

Our cash flows for the three months ended June 30, 2021, in comparison to our cash flows for the three months ended June 30, 2020, can be summarized as follows:

	Three Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,140,788)	$(1,187,035)
Net cash used in investing activities	(4,160,944)	791,052
Net cash provided by financing activities	12,118,553	1,399,211
Net change in cash	$5,816,822	$1,003,228

The increase in net cash used in operating activities in the three months ended June 30, 2021, compared to the same period in 2020 is largely attributable to the increase in the net loss, plus the increase in accounts payable, and the decrease from the prior period in the amount of payments towards deposits on fixed assets,

The net cash used in investing activities in the three months ended June 30, 2021 includes $2,000,000 in the patent acquisition and $1,000,000 in the acquisition of shares of the non-controlling interest, as well as approximately $750,000 for construction in process. The prior year’s cash spent on investing activities consisted mainly of the $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant, offset by cash paid for machinery and equipment.

The net cash provided by financing activities increased by approximately $10,719,000 between periods. For the current period, the Company received approximately $17,277,000 from the sale of common stock and warrants, offset by amounts paying off the convertible note, notes payable with related parties and bank loans, and the amount paid on the redemption of Series D Preferred Shares. In the same period in the prior year, the financing activities primarily arose from the proceeds received from the sale of Series B convertible Preferred Shares and the $103,200 received from the PPP loan.

Our cash position was approximately $5,973,000 as of June 30, 2021. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company has a working capital line of credit with Extraco Bank. On April 30, 2020, the line of credit was renewed with a maturity date of April 30, 2021 for a balance of $372,675. The line of credit bore an interest rate of 5.0%, that was compounded monthly and to be paid with the principal on the maturity date. The line of credit matured on April 30, 2021 and was secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On May 5, 2021, the Company paid off the line of credit. The balance of the line of credit was $372,675 at March 31, 2021.

The Company also had an additional line of credit with Extraco Bank for $200,000, which was renewed with a maturity date of April 30, 2021, for a balance of $177,778. The line of credit bore interest at a rate of 5%, that was compounded monthly and to be paid with the principal on the maturity date. The line of credit was secured by certificates of deposit and letters of credit owned by directors and shareholders of the Company. On April 15, 2021, the line of credit was paid off in full. The balance of the line of credit was $177,778 at March 31, 2021.

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of June 30, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2021 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of June 30, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2021 and March 31, 2021.

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

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $212,810 at June 30, 2021, $8,990 of which was in current liabilities, and $222,736 at March 31, 2021, of which $8,904 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The balance of the note at June 30, 2021 and March 31, 2021 was $789 and $3,124, respectively.

Convertible Debentures

On February 26, 2021, the Company entered into a convertible note for the principal amount of $720,000, with an original issue discount of $120,000, convertible into shares of common stock of the Company. The note bears interest of 12% and is due six months from the date of issuance. The note is convertible from the date of issuance, at a fixed conversion rate of $0.36. The conversion rate shall change to $0.10 upon the event of default. Based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $164,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization of the beneficial conversion feature was $27,273 and the original issuance discount was $20,000, for the year ended March 31, 2021. On April 16, 2021, the Company settled the convertible note, consisting of $720,000 in principal, approximately $13,000 in accrued interest, and approximately $110,000 in redemption fee, for a total of $842,972 . The Company paid $421,486 in cash, and settled the remaining balance through the conversion into the issuance of 1,303,982 common shares.

Series B Preferred Equity Offering

On April 8, 2021, the Company converted 262 Series B into 3,144,000 shares of the Company’s common stock.

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

Share Exchange Agreement and Redemption

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) into 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). The exchange was completed on April 15, 2021. In accordance with ASC 260-10-S99-2, exchanges of preferred stock that are considered to be extinguishments are to be accounted for as a redemption. Therefore, the difference between the fair value of the Series E Preferred Stock transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the exchange, which was $3,258,189, was accounted for in a manner similar to a dividend.

In addition, in relation to the Offering, on April 15, 2021, the Company redeemed the remaining 2,450 of the Series D PS for $3,513,504. In accordance with ASC 260-10-S99-2, the difference between the fair value of the consideration transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the redemption, which was $2,719,538, was accounted for in a manner similar to a dividend.

Common Shares Issued to Consultants

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $48,750 vested through the three months ended June 30, 2021.

On May 24, 2021, the Company entered into an agreement with a consultant, with a three-month term, that shall automatically renew each three months unless one party terminates the agreement. The compensation shall be $12,500 in cash per month for the first six months and $15,000 per month thereafter. Also included in compensation are 200,000 shares of common stock, with a fair value of $99,600 based upon the market price of $0.50 upon the grant date. The shares of common stock will vest in quarterly installments, with 50,000 to vest immediately. The shares of common stock have not yet been issued, and therefore the 50,000 vested shares, at $24,900, are included in Shares payable.

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six-month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, was recognized in Prepaid expense to be amortized over the six-month term. As of the year end March 31, 2021, $308,250 remained in Prepaid expense with $308,250 recognized in consulting expense for the year end March 31, 2021. The remaining $308.250 was expensed in the three months ended June 30, 2021.

Going Concern

The audited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to June 30, 2021 of approximately $62,856,000 as well as negative cash flows from operating activities of approximately $2,141,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2,500,000 to cover all of our capital and operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

The Company did not have any Level 1,Level 2 or Level 3 assets and liabilities at June 30, 2021 and March 31, 2021.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2021, the Company had 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For ,the three months ended June 30,2020, the Company had approximately $278,000 in convertible debentures whose approximately 1,560,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.124 to $0.25 for fixed conversion rates which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2021.

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

During the year ended March 31, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses  which are indicative of many small companies with small number of staff:

•	inadequate segregation of duties consistent with control objectives;
•	lack of independent Board of Directors and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;
•	lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
•	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. As a result of RGA’s failure to respond to written discovery served by the Company and failure of RGA to satisfy requirements imposed by an order compelling response, the court issued an order prohibiting RGA from introducing any evidence at the time of trial other than the original agreement between RGA and the Company. Further, the Court sustained the Company’s objection to RGA’s written discovery obviating the Company’s obligation to respond. The parties are required to mediate the case prior to trial which occurred on August 10, 2021. The terms of the agreements have been signed.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2021. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021, filed with SEC on June 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021 that were not previously reported in a Current Report on Form 8-K except as follows:

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period.  The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date.  62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $48,750 vested through the three months ended June 30, 2021.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. The issuance of the shares to the consultant qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offering was not a “public offering” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Certificate of Designation of Series E Preferred Stock	8-K	3.1	4/15/2021
4.1	Form of Warrant Issued April 2021.	8-K	4.1	4/15/2021
10.1	Form of Securities Purchase Agreement, dated as of April 14, 2021, by and between the Company and the Purchaser	8-K	10.1	4/15/2021
10.2	Form of Exchange Agreement, dated as of April 14, 2021 by and between the Company and a holder of the Series D Preferred Stock	8-K	10.2	4/15/2021
10.3	Securities Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021	8-K	10.1	6/1/2021
10.4#	Patents Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.2	6/1/2021
10.3	Form of Leak-Out Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.3	6/1/2021
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

 # Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED
By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date: August 16, 2021

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 16, 2021

