Form 10-Q
period 2021-09-30
NaturalShrimp Inc
filed 2021-11-15
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 15, 2021, there were 636,528,901 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
ASSETS
Current assets
Cash	$800,531	$155,795
Prepaid expenses	287,068	655,339

Total current assets	1,087,599	811,134

Fixed assets	12,269,987	12,236,557

Other assets
Construction-in-process	3,171,038	1,873,219
Patents	6,853,500	-
License Agreement	10,762,376
Right of Use asset	320,461	275,400
Deposits	20,633	20,633
Total other assets	21,128,008	2,169,252
Total assets	$34,485,594	$15,216,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,821,506	$963,289
Accrued interest	73,350	73,350
Accrued interest - related parties	187,520	187,520
Other accrued expenses	543,972	602,368
Accrued expenses - related parties	600,000	-
Short-term Promissory Note and Lines of credit	20,044	573,621
Bank loan	10,380	8,725
PPP loan	-	103,200
Convertible debentures	-	483,637
Note payable	96,000	96,000
Notes payable - related parties	495,412	1,151,162
Dividends payable	360,226	182,639
Total current liabilities	6,208,410	4,425,511

Bank loans, less current maturities	200,358	206,127
Notes payable	5,000,000	5,000,000
Note payable, less current maturities	167,604	215,604
Lease Liability	321,336	275,400

Total liabilities	11,897,708	10,122,642

Commitments and contingencies (Note 14)
Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 2,540 and 0 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	3,377,375	-

Series D Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 0 and 6,050 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	-	2,023,333

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 345 and 607 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 607,134,014 and 560,745,180 shares issued and 606,821,513 and 560,745,180 shares outstanding at September 30, 2021 and March 31, 2021, respectively	60,683	56,075
Additional paid in capital	74,609,294	56,649,491
Stock Payable	11,948,176	136,000
Accumulated deficit	(67,408,142)	(53,683,268)
Total stockholders’ deficit attributable to NaturalShrimp Incorporated shareholders	19,210,511	3,158,798

Non-controlling interest in NAS	-	(87,830)

Total stockholders’ deficit	19,210,511	3,070,968

Total liabilities mezzanine and stockholders’ deficit	$34,485,594	$15,216,943

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Sales	$-	$-	$-	$-

Operating expenses:
General and administrative	2,010,397	401,029	3,654,659	737,008
Research and development	196,872	79,550	196,872	79,550
Facility operations	172,431	68,271	411,756	79,643
Depreciation and amortization	404,272	8,896	758,775	19,677

Total operating expenses	2,783,972	557,746	5,022,062	915,878

Net loss from operations	(2,783,972)	(557,746)	(5,022,062)	(915,878)

Other income (expense):
Interest expense	(65,663)	(29,490)	(147,199)	(59,516)
Amortization of debt discount	-	-	(236,364)	-
Financing costs	-	(2,643)	(109,953)	(64,452)
Change in fair value of derivative liability	-		-	(29,000)
Forgiveness of PPP loan	-		103,200	-

Total other income (expense)	(65,663)	(32,133)	(390,316)	(152,968)

Loss before income taxes	(2,849,635)	(589,879)	(5,412,378)	(1,068,846)

Provision for income taxes	-	-	-	-

Net loss	(2,849,635)	(589,879)	(5,412,378)	(1,068,846)

Less net loss attributable to non-controlling interest	-	(1,686)	-	(3,581)

Net loss attributable to NaturalShrimp Incorporated	(2,849,635)	(588,193)	(5,412,378)	(1,065,265)

Amortization of beneficial conversion feature on Preferred shares	-	(807,000)	(817,376)	(1,100,000)
Redemption and exchange of Series D Preferred shares		-	(5,792,947)	-
Dividends	-	(83,960)	-	(228,752)

Net loss available for common stockholders	$(2,849,635)	$(1,479,153)	$(12,022,701)	$(2,394,017)

EARNINGS PER SHARE (Basic and diluted)	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	603,775,024	451,549,772	594,359,747	419,177,832

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock			Common Stock		Additional Paid	Stock	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount		Shares	Amount	In Capital	Payable	Deficit	Interest	Deficit

Balance March 31, 2021	5,000,000	$500	607		$-	560,745,180	$56,076	$56,649,491	$136,000	$(53,683,268)	$(87,830)	$3,070,969

Issuance of common stock upon conversion						1,329,246	133	421,353				421,486
Conversion of Series B PS to common stock			(262)		-	3,144,000	314	(314)				-
Conversion of Series D PS to common stock					-	428,572	43	(43)				-
Exchange of Series D PS to Series E PS										(3,258,189)		(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares						35,772,729	3,577	17,273,546				17,277,123
Exercise of warrants related to the sale of common shares						1,100,000	110	10,890				11,000
Beneficial conversion feature related to the Series E Preferred Shares								3,269,505				3,269,505
Amortization of beneficial conversion feature related to Series E Preferred Shares										(817,376)		(817,376)
Redemption of Series D Preferred shares										(2,534,758)		(2,534,758)
Common shares to be issued for the acquisition of the non-controlling interest subsidiary's remaining equity								(3,087,830)	2,000,000		87,830	(1,000,000)
Common shares to be issued for Patent acquisition									5,000,000			5,000,000
Common stock vested to consultants						125,000	13	48,738	24,900			73,651
Net loss										(2,562,743)		(2,562,743)
Balance June 30, 2021	5,000,000	$500	345		$-	602,644,727	$60,266	$74,585,336	$7,160,900	$(62,856,334)	$-	$18,950,668
Conversion of Series E PS to common stock						4,114,286	411	(411)				-
Amortization of beneficial conversion feature related to Series E Preferred Shares										(1,341,948)		(1,341,948)
Revision of dividends payable on Series B Preferred Shares (See Note 2)										(182,639)
Dividends payable on Preferred Shares										(177,586)
Common shares to be issued for Technical and Equipment Rights Agreement									4,762,376			4,762,376
Common stock vested to consultants						62,500	6	24,369	24,900			49,275
Net loss										(2,849,635)		(2,849,635)
Balance September 30, 2021	5,000,000	$500	345		$-	606,821,513	$60,683	$74,609,294	$11,948,176	$(67,408,142)	$-	$19,210,511

Balance March 31, 2020	5,000,000	$500	2,250		$-	379,742,524	$37,975	$43,533,243	-	$(46,427,396)	$(82,101)	(2,937,780)

Issuance of common stock upon conversion						37,926,239	3,793	222,644				226,437
Reclass of derivative liability upon conversion or redemption of related convertible debentures								205,000				205,000
Purchase of Series B Preferred shares			1,250		-			1,250,000				1,250,000
Beneficial conversion feature related to the Series B Preferred Shares								293,000		(293,000)		-
Dividends payable on Series B PS										(144,792)		(144,792)
Series B PS Dividends in kind issued			50		-			56,458				56,458
Conversion of Series B PS to common stock			(800)		(-)	33,569,730	3,357	(3,357)				-
Common stock issued in Vista Warrant settlement						17,500,000	1,750	608,250				610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement								90,000				90,000
Common stock issued to consultant						1,250,000	125	61,125				61,250
Net loss										(477,072)	(1,895)	(478,967)
Balance June 30, 2020	5,000,000	$500	2,750		$-	469,988,493	$47,000	$46,316,363	$-	$(47,342,260)	$(83,996)	$(1,062,394)

Issuance of common stock upon conversion						1,014,001	101	125,635				125,736
Purchase of Series B Preferred shares			1,250		-			1,250,000				1,250,000
Beneficial conversion feature related to the Series B Preferred Shares					-			807,000		(807,000)		-
Dividends payable on Series B PS										(83,960)		(83,960)
Series B PS Dividends in kind issued			65					77,984				77,984
Conversion of Series B PS to common stock			(2,369)		(-)	58,521,249	5,852	(5,852)				-
Common stock issued to consultant						1,500,000	150	67,350				67,500

Net loss										(588,193)	(1,686)	(589,879)
Balance September 30, 2020	5,000,000	$500	1,696	$	(-)	531,023,743	$53,103	$48,638,480	$-	$(48,821,413)	$(85,682)	$(215,012)

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 6 Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Incorporated	$(5,412,378)	$(1,065,265)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization expense	758,775	19,677
Amortization of debt discount	236,364	-
Change in fair value of derivative liability	-	29,000
Financing costs	109,953	-
Default penalty		41,112
Net loss attributable to non-controlling interest	-	(3,581)
Forgiveness of PPP loan	(103,200)	-
Shares issued for services	122,926	128,750

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(281,729)	(25,424)
Accounts payable	(138,766)	168,448
Other accrued expenses	(58,396)	(174,926)
Accrued expenses - related parties	600,000	-
Accrued interest	13,018	13,000
Accrued interest - related parties	-	18,096

Cash used in operating activities	(4,153,434)	(851,113)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(645,705)	(742,388)
Cash paid for patent acquisition with F & T	(2,000,000)	-
Cash paid for acquisition of shares of NCI	(1,000,000)	-
Cash paid for License Agreement	(2,350,000)	-
Cash received from Insurance settlement	-	917,210
Cash paid for construction in process	(1,297,819)	(1,738,661)

Cash (used in) provided by investing activities	(7,293,524)	(1,563,839)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(4,114)	(15,794)
Payment of note payable	(48,000)	(24,000)
Payment of note payable, related party	(655,750)	-
Repayment of short-term promissory note and lines of credit	(553,577)	7,656
Proceeds from PPP loan	-	103,200
Proceeds from issuance of common shares	17,277,123	-
Shares issued upon exercise of warrants	11,000	-
Proceeds from sale of Series B Convertible Preferred stock	-	2,500,000
Payments on convertible debentures	(421,486)	-
Redemption of Series D PS	(3,513,504)	-
Cash received in relation to Vista warrant settlement	-	50,000

Cash provided by financing activities	12,091,692	2,621,062

NET CHANGE IN CASH	644,736	206,110

CASH AT BEGINNING OF PERIOD	155,795	109,491

CASH AT END OF PERIOD	$800,531	$315,601

INTEREST PAID	$147,199	$41,420

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$421,486	$336,437
Cancellation of Right of Use asset and Lease liability	$275,400	$-
Dividends in kind issued	$-	$134,443
Shares issued on Vista Warrant settlement	$-	$610,000
Shares to be issued as consideration for Patent acquisition	$5,000,000	$-
Shares to be issued as consideration for acquisition of remaining NCI	$2,000,000	$-
Note payable, related party, issued in place of Settlement Agreement	$-	$383,604

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that allows it to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally-grown shrimp “crop” weekly and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. The Company’s production facilities are located in La Coste, Texas and Webster City, Iowa.

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

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and NAS.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2021, the Company had a net loss available for common stockholders of approximately $12,023,000. At September 30, 2021, the Company had an accumulated deficit of approximately $67,408,000 and a working capital deficit of approximately $5,119,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended September 30, 2021, the Company received net cash proceeds of approximately $17,277,000 from the sale of common shares (See Note 11). Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter in production.

NOTE 2 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the Company’s previously issued financial statement for the first quarter of the current fiscal year for the three months ending June 30, 2021, the Company made an incorrect extinguishment of the Dividends payable in relation to the redemption of the Series D Preferred Stock as of April 15, 2021. However, it was later evaluated that the Dividends payable related to preferred shares that were still outstanding. The reclassification of the Dividends payable into Accumulated deficit was only presented as of June 30, 2021 on the Consolidated Balance Sheet, and did not impact the Consolidated Statements of Operations or the Consolidated Statement of Cash Flows.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the change and has determined that the related impact was not material to any previously presented financial statements. As such the Company is reporting the revision to dividends to that period in this Quarterly Report.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended September 30, 2021 and 2020 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the six months ended September 30, 2021, the Company had with Redeemable Convertible Preferred stock with approximately 9,842,000 underlying common shares, and 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the six months ended September 30, 2020, the Company had approximately $168,000 in convertible debentures whose approximately 1,560,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.124 to $0.25 for fixed conversion rates which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2021 and March 31, 2021.

The Derivative and Warrant liabilities are Level 3 fair value measurements. There were no Level 3 fair value measurements during the three months ended September 30. 2021.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2021 and March 31, 2021.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2021 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2021, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

As of September 30, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2021, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 4 – FIXED ASSETS

A summary of the fixed assets as of September 30, 2021 and March 31, 2021 is as follows:

	September 30, 2021	March 31, 2021
Land	$324,293	$324,293
Buildings	5,002,712	4,702,063
Machinery and equipment	7,897,554	7,580,873
Autos and trucks	247,356	213,849
	13,471,915	12,891,078
Accumulated depreciation	(1,201,928)	(4,52158)
Fixed assets, net	$12,269,987	$12,236,557

The consolidated statements of operations reflect depreciation expense of approximately $307,000 and $9,000 and $661,000 and $20,000 for the three and six months ended September 30, 2021 and 2020, respectively.

NOTE 5 – PATENT ACQUISITION

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T. The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company would purchase F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issue 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. The Company paid the cash purchase price on May 20, 2021 and the closing of the Patents Agreement took place on May 25, 2021. As of September 30, 2021, the shares of common stock have not been issued and are therefore classified in Shares payable.

In accordance with ASC 805-10-55-5A, as substantially all the assets acquired are concentrated in a single identifiable asset, the patents, the acquisition has been determined to not be considered a business combination but an asset acquisition. The consideration will be allocated to the two patents, which were both approved in December, 2018, and will be amortized through the earliest of their useful life or December, 2038. Amortization over the next five years is expected to be $390,000 per year, for a total of $1,950,000. Amortization expense was $97,500 and $146,500 for the three and six months ended September 30, 2021

NOTE 6 – RIGHTS AGREEMENTS

On August 25, 2021, the Company, through their 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (Hydrenesis-Delta") and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC ("Hydrenesis-Aqua"), The Equipment Rights involve specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology sublicense pertains to the rights to Hydrogas® and RLS®. Both Rights agreements are for a 10 year term, which shall automatically renew for ten year successive terms. The term can be terminated by written notice by mutual consent, or by either party upon a breach of contract, insolvency or filing of bankruptcy. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council.

The consideration for the Equipment Rights consists of the sum of $2,500,000, with $500,000 in cash paid at closing, and $500,000 to be paid on the first day of the next calendar quarter, plus $250,000 to be paid on the first day of each successive calendar quarter until the amount is paid in full.

Per the Terms set forth in the Technology Rights Agreement, the consideration is defined as the sum of $10,000,000, consisting of $2,500,000 in cash at closing, and an additional $1,000,000 within 60 days after closing, and $6,500,000 worth of unrestricted common shares of stock in the parent company, NSI, at a stipulated share price of $0.505. Determined with this stipulated price, 12,871,287 shares are required to be issued. Based on the market price on August 25, 2021 of $0.37, is the fair value of the shares is $4,762,376, which results in a fair value total consideration of $8,262,376. As of September 30, 2021, the shares are not yet issued and are therefore classified in Shares payable. The common shares are covered by a Lock-Up ad Leak-Out Agreement.

The terms of the Agreements set forth that NAS will pay to Hydrenesis 12.5% royalty fees. The royalties are calculated per all customer or sub-license revenue generated by NAS, NSI or any Affiliate, from the sale or rental of either the Technologies or Hydrenesis Equipment, based on gross revenue less returns, rebates and sales taxes. There are sales milestones for exclusivity, whereby if NAS fails to achieve a sales milestone starting in Year 3, the exclusivity rights in both of the Rights agreements shall revert to non-exclusive rights. To maintain the exclusivity for the subsequent year, the Company may pay the amount of the royalty fees that would have been due if the Sales Milestone had been meet in the current year.

The Sales Milestones are:

Year 3	$250,000 Royalty
Year 4	$375,000 Royalty
Year 5	$625,000 Royalty
Year 6	$875,000 Royalty
All subsequent years	$1,000,000 Royalty

NOTE 7 – SHORT-TERM NOTE AND LINES OF CREDIT

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

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of September 30, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2021 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of September 30, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2021 and March 31, 2021.

NOTE 8 – BANK LOANS

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 16, 2021, the Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan on April 26, 2021.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $210,738 at September 30, 2021, $10,380 of which was in current liabilities, and $214,452 at March 31, 2021, of which $8,725 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The note was paid off in full in July of 2021. The balance of the note at March 31, 2021 was $3,124.

Maturities on Bank loan is as follows:

Years ended:
March 31, 2022	$10,380
March 31, 2023	20,760
March 31, 2024	20,760
March 31, 2025	20,760
March 31, 2025	20,760
Thereafter	117,318
$210,738

NOTE 9 – CONVERTIBLE DEBENTURES

February 26, 2021 Debenture

On February 26, 2021, the Company entered into a convertible note for the principal amount of $720,000, with an original issue discount of $120,000, convertible into shares of common stock of the Company. The note bears interest of 12% and is due six months from the date of issuance. The note is convertible from the date of issuance, at a fixed conversion rate of $0.36. The conversion rate shall change to $0.10 upon the event of default. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $164,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization of the beneficial conversion feature was $27,273 and the original issuance discount was $20,000, for the year ended March 31, 2021. On April 16, 2021, the Company settled the convertible note, consisting of $720,000 in principal, approximately $13,000 in accrued interest, and approximately $110,000 in redemption fee, for a total of $842,972. The Company paid $421,486 in cash, and settled the remaining balance through the conversion into the issuance of 1,303,982 common shares.

NOTE 10 – ACQUISITION OF NON-CONTROLLING INTEREST

On May 19, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with F&T, for the shares owned by F&T of NAS. Upon the closing of the SPA, the Company purchased the 980,000 shares of NAS’ common stock owned by F&T for a total acquisition price of $3,000,000, consisting of $1,000,000 paid in cash and 3,960,396 shares of the Company’s common stock to be issued at a market value of $0.505 per share for a total fair value of $2,000,000,. The Company paid the cash purchase price on May 20, 2021 and the purchase of the NAS shares closed on May 25, 2021. As of September 30, 2021, the shares of common stock have not been issued and are therefore classified in Shares payable. Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS, and therefore, NAS was included in the consolidated financial statements of the Company, with F&T’s ownership accounted for as a non-controlling interest. After the SPA, the non-controlling interest was no longer in existence and NAS became a 100% owned subsidiary of the Company. In accordance with ASC 810-10-45, when the parent’s ownership interest changes while the parent retains its controlling interest in a subsidiary, it is accounted for as an equity transaction and there is no gain or loss recognized in the consolidated net loss. The difference between the fair value of the consideration paid and the amount of the non-controlling interest as of the acquisition of NAS shares held by F&T is recognized in equity attributable to the Company. The carrying amount of the non-controlling interest prior to the acquisition was a deficit of $87,830, and as a result, a deduction of $3,087,830 was recognized in additional paid in capital in the Consolidated Statement of Changes in Equity, in the three months ended June 30, 2021.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2021 and March 31, 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and 345 and 607 outstanding, respectively, 5,000 shares Series D preferred stock are authorized and 0 and 6,050 outstanding, respectively and 5,000 shares Series E preferred stock are authorized and 2,540 and 0 outstanding, respectively.

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

Share Exchange Agreement and Redemption

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) into 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). The exchange was completed on April 15, 2021. In accordance with ASC 260-10-S99-2, exchanges of preferred stock that are considered to be extinguishments are to be accounted for as a redemption. Therefore, the difference between the fair value of the Series E Preferred Stock transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the exchange, which was $3,258,189, was accounted for in a manner similar to a dividend. During the three months ended September 30. 2021, 1,200 shares of Series E Preferred Stock were converted into 4,114,286 shares of common stock.

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

Leak-Out Agreements

In connection with the issuance of a total of 13,861,386 shares of the Company’s common stock pursuant to the SPA (Note 10) and the Patents Agreement (Note 5) (the “Shares”), the Company and F&T, on May 19, 2021, entered into two separate leak-out agreements (the “Leak-Out Agreements”). Pursuant to the Leak-Out Agreements, F&T agreed that it would not sell or transfer the Shares for six months following the closing of the SPA and Patents Agreement and that, following these six months, each shareholder of F&T who was issued a portion of the Shares could sell up to one-sixth of their portion of the Shares every thirty-day period occurring thereafter for the next six months. Following the one-year anniversary of the closings, there will be no further restrictions regarding the sale or transfer of the Shares.

Common Shares Issued to Consultants

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $73,126 vested through the September 30, 2021.

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

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six-month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, was recognized in Prepaid expense to be amortized over the six-month term. As of the year end March 31, 2021, $308,250 remained in Prepaid expense with $308,250 recognized in consulting expense for the year end March 31, 2021. The remaining $308,250 was expensed in the three months ended September 30, 2021.

Options and Warrants

The Company has not granted any options since inception.

NOTE 12 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet is September 30approximately $114,000 and $154,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of September 30, 2021 and March 31, 2021. These amounts include both accrued payroll and accrued allowances and expenses. The accrued payroll owing to the President of the Company was paid off in full during July 2021, and was approximately $35,000 as of March 31, 2021.

Bonus Compensation – Related Party

On August 10, 2021, the Board of Directors awarded the President, the Chief Financial Officer and the Chief Technology Officer compensation bonuses of $300,000 each. On May 11, 2021, the Company paid the Chief Financial Officer the bonus of $300,000, with the other bonuses to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of September 30, 2021.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the three months ended September 30, 2021, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 and $735,000, as of September 30, 2021 and March 31, 2021, respectively. At September 30, 2021 and March 31, 2021, accrued interest payable was approximately $70,000 and $66,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both September 30, 2021 and March 31, 2021, and is classified as a current liability on the consolidated balance sheets. As of September 30, 2021 and March 31, 2021, accrued interest payable was approximately $132,000 and $118,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at September 30, 2021 and March 31, 2021 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 13 – LEASE

On May 26, 2021, the Company entered into a sublease for a new office space in Texas, on two floors. The lease will commence on August 1, 2021 for a monthly rent of $7,000, and terminate on October 31, 2025, for one of the spaces, and commence in the second half of 2022 for monthly rent of $1,727, and terminate on October 31, 2025, for the second space. On June 2, 2021, the Company paid a deposit of $52,362 which shall be applied to the last six months of the sublease term, and $17,454 security deposit, which is included in Prepaid expenses on the accompanying consolidated condensed balance sheet. The Company assessed its new office lease as an operating lease.

At inception, on August 1, 2021, the ROU and lease liability was calculated as approximately $316,000, based on the net present value of the future lease payments over the term of the lease. When available, the Company uses the rate implicit in the lease discount payments as the incremental borrowing rate to calculate the net present value; however, the rate implicit in the lease is not readily determinable for their corporate office lease. In this case, the Company estimated its incremental borrowing rate of 5.75% as the interest rate it could have incurred to borrow an amount equal to the lease payments in a similar economic environment on a collateralized basis over a term similar to the lease term . The Company estimated its rate based on observable risk-free interest rate and credit spreads for commercial debt of a similar duration as to what rate would have been effective for the Company.

On September 8, 2021, the Company entered into an equipment lease agreement for VOIP phone equipment. The lease term is for sixty months, with a monthly lease payment of approximately $300. The Company assessed the equipment lease as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception as approximately $17,000 calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5.75%.

On June 24, 2019, the Company entered into a service and equipment lease agreement for water treatment services, consumables and equipment. The lease term was for five years, with a renewal option of an additional five years, with a monthly lease payment of $5,000. The Company analyzed the classification of the lease under ASC 842, and as it did not meet any of the criteria for a financing lease it has been classified as an operating lease. The Company determined the Right of Use asset and Lease liability values at inception at a value of $275,400, calculated at the present value of all future lease payments for the lease term, using an incremental borrowing rate of 5%. As of March 31, 2021, the lease was on hold while the Company waited for new equipment to be delivered and installed. During the first quarter of fiscal 2022, the Company has cancelled the lease. As the lease was on hold there has been no lease expense or amortization of the Right of Use asset since inception of the lease and recognition of the Lease liability and Right of Use asset, and therefore there is no gain or loss recognized upon cancellation of the lease.

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. As a result of RGA’s failure to respond to written discovery served by the Company and failure of RGA to satisfy requirements imposed by an order compelling response, the court issued an order prohibiting RGA from introducing any evidence at the time of trial other than the original agreement between RGA and the Company. Further, the Court sustained the Company’s objection to RGA’s written discovery obviating the Company’s obligation to respond. On August 10, 2021, pursuant to a court order, RGA and the Company participated in a mediation wherein a settlement of all claims was reached. The settlement consisted of the agreement of the Company to pay RGA the sum of $8,000, execution of joint and mutual releases and the execution of a non-competition agreement by RGA and its principals restricting them from competing against the Company in the aquaculture business using electrocoagulation technology. The settlement has not yet been finalized at this time due to the negotiation of the terms and breadth of the non-competition agreement.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The federal District Court for the Northern District of Texas, Dallas Division, has set the claims of Gary Shover against the Company for a hearing scheduled for November 15, 2021. At this hearing, the parties will have the opportunity to present to the Court reasons why the Court should approve the proposed settlement agreed to by all parties.

NOTE 15 – SUBSEQUENT EVENTS

On October 18, 2021, 600 shares of Series E Preferred Stock were converted into 2,057,143 shares of common stock.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries: NaturalShrimp USA Corporation (“NSC”) and NaturalShrimp Global, Inc. (“NS Global”) and Natural Aquatic Systems, Inc. Unless otherwise specified, all dollar amounts are expressed in United States Dollars.

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

Business Overview

We are a biotechnology company and has developed proprietary platform technologies that allow us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally grown shrimp “crop” weekly and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors, and maintains proper levels of oxygen, salinity, and temperature for optimal shrimp production. The Company’s production facilities are located in La Coste, Texas and Webster City, Iowa.

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

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T. The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company would purchase F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issue 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. The Company paid the cash purchase price on May 20, 2021 and the closing of the Patents Agreement took place on May 25, 2021. As of September 30, 2021, the shares of common stock have not been issued and are therefore classified in shares payable.

On August 25, 2021, the Company, through their 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (Hydrenesis-Delta") and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC ("Hydrenesis-Aqua"), The Equipment Rights involve specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology sublicense pertains to the rights to Hydrogas® and RLS®. Both Rights agreements are for a 10 year term, which shall automatically renew for ten year successive terms. The term can be terminated by written notice by mutual consent, or by either party upon a breach of contract, insolvency or filing of bankruptcy. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council.

The Company has three wholly-owned subsidiaries including NSC and NS Global and NAS.

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

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believed that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings. We received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds were utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire. The Company continues to work towards full capacity at this plant in LaCoste and expects that sales will be generated from the facility in the fourth calendar quarter of 2021. While we have experienced supply chain issues due to COVID-19, we do expect ramping up full production of 3,000 pounds per week by the end of the first calendar quarter of 2022. Also, the Company is expecting to break ground on an 80,000 square foot expansion in LaCoste within the next sixty days.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in three to six months, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the three months ended September 30, 2021 are summarized as follows, in comparison to our expenses for the three months ended September 30, 2020:

	Three Months Ended September 30,
	2021	2020

Salaries and related expenses	$1,023,206	$103,818
Professional fees	378,853	159,178
Other general and administrative expenses	591,468	133,824
Rent	16,870	4,209
Facility operations	172,431	68,271
Research and development	196,872	79,550
Depreciation and amortization	404,272	8,896
Total	$2,783,972	$557,746

Operating expenses for the three months ended September 30, 2021 were $2,783,972, which is a 399% increase over operating expenses of $557,749 for the same period in 2020. The overall change in expenses is mainly the result of a ramp up of costs based on the increase in the activity in planning operations, as well as the acquisition and addition of the Iowa facility. Salaries increased by approximately $919,000, due to the new employees, as well as the $300,000 bonus paid to the CFO, and the $600,000 bonus to the President and Chief Technology Officer in accrued expenses, related parties. Professional fees increased by approximately $120,000, due to attorneys work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees. The approximately $457,644 increase in other general and administrative expenses includes maintenance work being done in the Texas and Iowa facilities and property taxes paid in Iowa. Additionally, it is the result of the fact that the operating costs in 2020 were decreased due to the slowdown of the progressing of testing and planning to begin commercial operations due to the fire at the Texas plant. The depreciation in the three months ended September 30, 2021, increased due to the new fixed assets acquired from Vero Blue, and the amortization in the current period is the result of the patent acquisition on May 19, 2021 and the License Agreements entered into on August 25, 2021.

Comparison of the Six Months Ended September 30, 2021 to the Six Months Ended September 30, 2020

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in three to six months, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the six months ended September 30, 2021 are summarized as follows, in comparison to our expenses for the six months ended September 30, 2020:

	Six Months Ended September 30,
	2021	2020

Salaries and related expenses	$1,655,527	$214,533
Professional fees	976,099	287,486
Other general and administrative expenses	1,002,098	227,146
Rent	20,955	7,843
Facility operations	411,756	79,643
Research and development	196,872	79,550
Depreciation and amortization	758,775	19,667
Total	$5,022,062	$915,878

Operating expenses for the six months ended September 30, 2021 were $5,022,062, which is a 448% increase over operating expenses of $915,878 for the same period in 2020. The overall change in expenses is mainly the result of a ramp up of costs based on the increase in the activity in planning operations, as well as the acquisition and addition of the Iowa facility, especially in general and administrative expenses and facility operations. Salaries increased by approximately $1,441,000, due to the new employees, as well as the $300,000 bonus paid to the CFO, and the $600,000 bonus to the President and Chief Technology Officer in accrued expenses, related parties. Professional fees increased by approximately $689,000, due to attorneys work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees. The increase in other general and administrative expenses of approximately $775,000 includes maintenance work being done in the Texas and Iowa facilities and property taxes paid in Iowa. Additionally, it is the result of the fact that the operating costs in 2020 were decreased due to the slowdown of the progressing of testing and planning to begin commercial operations due to the fire at the Texas plant. The depreciation in the six months ended September 30, 2021, increased due to the new fixed assets acquired from Vero Blue, and the amortization in the current period is the result of the patent acquisition on May 19, 2021 and the License Agreements entered into on August 25, 2021.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2021, we had cash on hand of approximately $801,000 and working capital of approximately $5,121,000. as compared to cash on hand of approximately $156,000 and a working capital deficiency of approximately $3,614,000 as of March 31, 2021. The decrease in working capital for the six months ended September 30, 2021, is mainly due to the decrease in cash on-hand and increase in accounts payable and accrued expenses, offset by a decrease in notes payable – related parties.

Working Capital/(Deficiency)

Our working capital as of September 30, 2021, in comparison to our working capital deficiency as of March 31, 2021, can be summarized as follows:

	September 30,	March 31,
	2021	2021
Current assets	$1,087,599	$811,134
Current liabilities	6,208,410	4,425,511
Working capital/(deficiency)	$(5,120,811)	$(3,614,377)

Current assets increased mainly because of the addition to cash as a result of the equity offerings during April through June 2021, of approximately $17,274,000, a portion of which was then used in the patent and NAS acquisitions, the License agreements, as well as redemption of Series D Preferred shares, offset by a decrease in prepaid expenses, due to the amortization. The increase in current liabilities is primarily due to the $3 million in cash payments owed on the License agreements recorded in accounts payable and the $600,000 in accrued bonuses for the President and Chief Technology Officer (“CTO”), off set by the payoff of bank loans and lines of credit, convertible debt, notes payable to related parties, and the forgiveness of the PPP loan.

Cash Flows

Our cash flows for the six months ended September 30, 2021, in comparison to our cash flows for the six months ended September 30, 2020, can be summarized as follows:

	Six Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(4,153,434)	$(851,113)
Net cash used in investing activities	(7,293,524)	1,563,839
Net cash provided by financing activities	12,091,692	2,621,062
Net change in cash	$644,736	$206,110

The increase in net cash used in operating activities in the six months ended September 30, 2021, compared to the same period in 2020 is largely attributable to the increase in the net loss, plus the increase in accounts payable, offset by the increase in the depreciation and amortization and the accrued bonuses for the President and CTO.

The net cash used in investing activities in the six months ended September 30, 2021 includes $2,000,000 in the patent acquisition and $1,000,000 in the acquisition of shares of the non-controlling interest, the $2,350,000 for the License agreement, as well as approximately $646,000 for machinery and equipment and $1,298,000 for construction in process. The prior year’s cash spent on investing activities consisted mainly of the cash paid for machinery and equipment and construction in process, offset by $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant.

The net cash provided by financing activities increased by approximately $9,471,000 between periods. For the current period, the Company received approximately $17,277,000 from the sale of common stock and warrants, offset by amounts paying off the convertible note, notes payable with related parties and bank loans, and the amount paid on the redemption of Series D Preferred Shares. In the same period in the prior year, the financing activities primarily arose from the proceeds received from the sale of Series B convertible Preferred Shares and the $103,200 received from the PPP loan.

Our cash position was approximately $801,000 as of September 30, 2021. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

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

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of June 30, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2021 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of June 30, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2021 and March 31, 2021.

Bank Loan

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 16, 2021, the Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan on April 26, 2021.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The balance of the CNB Note is $210,738 at September 30, 2021, $10,380 of which was in current liabilities, and $214,452 at March 31, 2021, of which $8,725 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017. On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The note was paid off in full in July of 2021. The balance of the note at March 31, 2021 was $3,124.

Convertible Debentures

On February 26, 2021, the Company entered into a convertible note for the principal amount of $720,000, with an original issue discount of $120,000, convertible into shares of common stock of the Company. The note bears interest of 12% and is due six months from the date of issuance. The note is convertible from the date of issuance, at a fixed conversion rate of $0.36. The conversion rate shall change to $0.10 upon the event of default. Based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $164,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. The amortization of the beneficial conversion feature was $27,273 and the original issuance discount was $20,000, for the year ended March 31, 2021. On April 16, 2021, the Company settled the convertible note, consisting of $720,000 in principal, approximately $13,000 in accrued interest, and approximately $110,000 in redemption fee, for a total of $842,972. The Company paid $421,486 in cash, and settled the remaining balance through the conversion into the issuance of 1,303,982 common shares.

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

Share Exchange Agreement and Redemption

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) into 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). The exchange was completed on April 15, 2021. In accordance with ASC 260-10-S99-2, exchanges of preferred stock that are considered to be extinguishments are to be accounted for as a redemption. Therefore, the difference between the fair value of the Series E Preferred Stock transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the exchange, which was $3,258,189, was accounted for in a manner similar to a dividend. During the three months ended September 30. 2021, 1,200 shares of Series E Preferred Stock were converted into 4,114,286 shares of common stock.

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

Common Shares Issued to Consultants

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $73,126 vested through the three months ended June 30, 2021.

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

Going Concern

The audited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to June 30, 2021 of approximately $67,408,000 as well as negative cash flows from operating activities of approximately $5,119,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

The Company did not have any Level 1, Level 2 or Level 3 assets and liabilities at September 30, 2021 and March 31, 2021.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period For the six months ended September 30, 2021, the Company had with Redeemable Convertible Preferred stock with approximately 9,842,000 underlying common shares, and 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the six months ended September 30, 2020, the Company had approximately $168,000 in convertible debentures whose approximately 1,560,000 underlying shares are convertible at the holders’ option at conversion prices ranging from $0.124 to $0.25 for fixed conversion rates which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2021.

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

During the period ending September 30, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses below which are indicative of many small companies with small number of staff:

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2021 was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. As a result of RGA’s failure to respond to written discovery served by the Company and failure of RGA to satisfy requirements imposed by an order compelling response, the court issued an order prohibiting RGA from introducing any evidence at the time of trial other than the original agreement between RGA and the Company. Further, the Court sustained the Company’s objection to RGA’s written discovery obviating the Company’s obligation to respond. On August 10, 2021, pursuant to a court order, RGA and the Company participated in a mediation wherein a settlement of all claims was reached. The settlement consisted of the agreement of the Company to pay RGA the sum of $8,000, execution of joint and mutual releases and the execution of a non-competition agreement by RGA and its principals restricting them from competing against the Company in the aquaculture business using electrocoagulation technology. The settlement has not yet been finalized at this time due to the negotiation of the terms and breadth of the non-competition agreement.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. The federal District Court for the Northern District of Texas, Dallas Division, has set the claims of Gary Shover against the Company for a hearing scheduled for November 15, 2021. At this hearing, the parties will have the opportunity to present to the Court reasons why the Court should approve the proposed settlement agreed to by all parties.

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

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021, filed with SEC on June 29, 2021, other than the following:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Designation of Series E Preferred Stock	8-K	3.1	4/15/2021
4.1	Form of Warrant Issued April 2021.	8-K	4.1	4/15/2021
10.1	Form of Securities Purchase Agreement, dated as of April 14, 2021, by and between the Company and the Purchaser	8-K	10.1	4/15/2021
10.2	Form of Exchange Agreement, dated as of April 14, 2021 by and between the Company and a holder of the Series D Preferred Stock	8-K	10.2	4/15/2021
10.3	Securities Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021	8-K	10.1	6/1/2021
10.4	Patents Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.2	6/1/2021
10.5	Form of Leak-Out Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.3	6/1/2021
10.6	Form of Securities Purchase Agreement, dated as of April 14, 2021, by and between the Company and the Purchaser, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on April 15, 2021.	8-K	10.1	7/2/2021
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: November 15, 2021

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 15, 2021

