Form 10-Q
period 2021-12-31
NaturalShrimp Inc
filed 2022-02-17
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURAL SHRIMP INCORPORATED
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

As of February 16, 2022, there were 642,222,044shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2021	March 31, 2021
Current assets
Cash	$2,665,205	$155,795
Escrow account	5,000,000	-
Inventory	28,128	-
Prepaid expenses	326,505	655,339
Total current assets	8,019,838	811,134

Fixed assets	13,766,272	12,236,557

Other assets
Construction-in-process	2,306,608	1,873,219
Patents	6,756,000	-
License Agreement	10,492,376
Right of Use asset	301,733	275,400
Deposits	20,633	20,633
Total other assets	19,877,350	2,169,252
Total assets	$41,663,460	$15,216,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,321,164	$963,289
Accrued interest	10,850	73,350
Accrued interest - related parties	203,520	187,520
Other accrued expenses	500,472	602,368
Accrued expenses - related parties	200,000	-
Short-term Promissory Note and Lines of credit	20,044	573,621
Bank loan	-	8,725
PPP loan	-	103,200
Convertible debenture	-	483,637
Note payable	96,000	96,000
Notes payable - related parties	495,412	1,151,162
Dividends payable	472,803	182,639
Derivative liability	12,985,000	-
Warrant liability	6,047,000	-
Total current liabilities	24,352,265	4,425,511

Bank loans, less current maturities	-	206,127
Convertible debenture, less unamortized debt discount of $15,400,000	340,000	-
Notes payable	-	5,000,000
Note payable, less current maturities	143,604	215,604
Lease Liability	303,920	275,400
Total liabilities	25,139,789	10,122,642

Commitments and contingencies (Note 14)
Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 2,840 and 0 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	1,925,371	-

Series D Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 0 and 6,050 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	-	2,023,333

Stockholders' equity
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	500	500
Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 67 and 607 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized, 642,222,044 and 560,745,180 shares issued and 641,822,043 and 560,745,180 shares outstanding at December 31, 2021 and March 31, 2021, respectively	64,183	56,075
Additional paid in capital	86,808,591	56,649,491
Stock Payable	29,524,000	136,000
Accumulated deficit	(101,798,974)	(53,683,268)
Total stockholders' equity attributable to NaturalShrimp Incorporated shareholders	14,598,300	3,158,798

Non-controlling interest in NAS	-	(87,830)

Total stockholders' equity	14,598,300	3,070,968
Total liabilities mezzanine and stockholders' equity	$41,663,460	$15,216,943

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Sales	$16,640	$-	$16,640	$-

Operating expenses:
General and administrative	1,527,699	394,654	5,182,358	1,131,662
Research and development	20,357	-	217,229	79,550
Facility operations	398,504	154,470	810,260	234,113
Depreciation	218,134	18,173	830,409	37,850
Amortization	367,500	-	514,000

Total operating expenses	2,532,194	567,297	7,554,256	1,483,175
Net loss from operations	(2,515,554)	(567,297)	(7,537,616)	(1,483,175)

Other income (expense):
Interest expense	(80,991)	(42,541)	(228,190)	(102,057)
Amortization of debt discount	(340,000)	-	(576,364)	-
Financing costs	(1,393,000)	-	(1,502,953)	(64,452)
Change in fair value of derivative liability	-	-	-	(29,000)
Change in fair value of warrant liability	(137,000)	-	(137,000)	-
Forgiveness of PPP loan	-	-	103,200	-
Gain on Vero Blue note settlement	500,000	-	500,000	-
Legal Settlement	(29,400,000)	-	(29,400,000)	-
Total other income (expense)	(30,850,991)	(42,541)	(31,241,307)	(195,509)

Loss before income taxes	(33,366,545)	(609,838)	(38,778,923)	(1,678,684)

Provision for income taxes	-	-	-	-

Net loss	(33,366,545)	(609,838)	(38,778,923)	(1,678,684)

Less net loss attributable to non-controlling interest	-	(1,074)	-	(4,655)
Net loss attributable to NaturalShrimp Incorporated	(33,366,545)	(608,764)	(38,778,923)	(1,674,029)

Amortization of beneficial conversion feature on Preferred shares	-	(443,333)	(817,376)	(1,543,333)
Redemption and exchange of Series D Preferred shares		-	(5,792,947)	-
Dividends	-	(172,291)	-	(317,083)
Net loss available for common stockholders	$(33,366,545)	$(1,224,388)	$(45,389,246)	$(3,534,445)

EARNINGS PER SHARE (Basic and diluted)	$(0.05)	$(0.00)	$(0.07)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	635,536,459	451,549,772	608,191,555	419,177,832

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Stock	Accumulated	Non-controlling	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	(Deficit)
Balance March 31, 2021	5,000,000	$500	607	$-	560,745,180	$56,076	$56,649,491	$136,000	$(53,683,268)	$(87,830)	$3,070,969

Issuance of common stock upon conversion					1,329,246	133	421,353				421,486
Conversion of Series B PS to common stock			(262)	-	3,144,000	314	(314)				-
Conversion of Series D PS to common stock				-	428,572	43	(43)				-
Exchange of Series D PS to Series E PS									(3,258,189)		(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares					35,772,729	3,577	17,273,546				17,277,123
Exercise of warrants related to the sale of common shares					1,100,000	110	10,890				11,000
Beneficial conversion feature related to the Series E Preferred Shares							3,269,505				3,269,505
Amortization of beneficial conversion feature related to Series E Preferred Shares									(817,376)		(817,376)
Redemption of Series D Preferred shares									(2,534,758)		(2,534,758)
Common shares to be issued for the acquisition of the non-controlling interest subsidiary's remaining equity							(3,087,830)	2,000,000		87,830	(1,000,000)
Common shares to be issued for Patent acquisition								5,000,000			5,000,000
Common stock vested to consultants					125,000	13	48,738	24,900			73,651
											-
Net loss									(2,562,743)		(2,562,743)
Balance June 30, 2021	5,000,000	$500	345	$-	602,644,727	$60,266	$74,585,336	$7,160,900	$(62,856,334)	$-	$18,950,668

Conversion of Series E PS to common stock					4,114,286	411	(411)				-
Amortization of beneficial conversion feature related to Series E Preferred Shares									(1,341,948)		(1,341,948)
Revision of dividends payable on Series B Preferred Shares (See Note 2)									(182,639)
Dividends payable on Preferred Shares									(177,586)
Common shares to be issued for Technical and Equipment Rights Agreement								4,762,376			4,762,376
Common stock vested to consultants					62,500	6	24,369	24,900			49,275
											-
Net loss									(2,849,635)		(2,849,635)
Balance September 30, 2021	5,000,000	$500	345	$-	606,821,513	$60,683	$74,609,294	$11,948,176	$(67,408,142)	$-	$19,210,511

Conversion of Series B PS to common stock			(278)		3,336,000	334	(334)				(334)
Conversion of Series E PS to common stock					4,114,286	411	2,879,589				2,879,589
Amortization of beneficial conversion feature related to Series E Preferred Shares					-	-	-		(831,543)		(831,543)
Beneficial conversion feature related to the Series E Preferred Shares					-	-	169,714				169,714
Accretion of Series E Preferred Shares					-	-	-		(80,167)		(80,167)
Dividends payable on Preferred Shares					-	-	-		(112,577)		(112,577)
Common shares issued for Technical and Equipment Rights Agreement					26,732,673	2,673	11,759,703	(11,762,376)			-
Common stock vested to consultants					112,500	21	99,054	(49,800)			49,275
Common stock issued to consultants					430,071	43	158,285				158,328
Common stock issued to employees					175,000	18	68,286				68,304
Reclassification of warrants to liability							(2,935,000)				(2,935,000)
Common stock to be issued for legal settlement to NSH shareholders								29,388,000			29,388,000
Net loss									(33,366,545)		(33,366,545)
Balance December 31, 2021	5,000,000	$500	67	$-	641,722,043	$64,183	$86,808,591	$29,524,000	$(101,798,974)	$-	$14,598,300

Balance March 31, 2020	5,000,000	$500	2,250	$-	379,742,524	$37,975	$43,533,243	-	$(46,427,396)	$(82,101)	(2,937,780)

Issuance of common stock upon conversion					37,926,239	3,793	222,644				226,437
Reclass of derivative liability upon conversion or redemption of related convertible debentures							205,000				205,000
Purchase of Series B Preferred shares			1,250	0			1,250,000				1,250,000
Beneficial conversion feature related to the Series B Preferred Shares							293,000		(293,000)		-
Dividends payable on Series B PS									(144,792)		(144,792)
Series B PS Dividends in kind issued			50	0			56,458				56,458
Conversion of Series B PS to common stock			(800)	(0)	33,569,730	3,357	(3,357)				-
Common stock issued in Vista Warrant settlement					17,500,000	1,750	608,250				610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement							90,000				90,000
Common stock issued to consultant					1,250,000	125	61,125				61,250
											-
Net loss									(477,072)	(1,895)	(478,967)
Balance June 30, 2020	5,000,000	$500	2,750	$0	469,988,493	$47,000	$46,316,363	$-	$(47,342,260)	$(83,996)	$(1,062,394)

Issuance of common stock upon conversion					1,014,001	101	125,635				125,736
Purchase of Series B Preferred shares			1,250	0			1,250,000				1,250,000
Beneficial conversion feature related to the Series B Preferred Shares				0			807,000		(807,000)		-
Dividends payable on Series B PS									(83,960)		(83,960)
Series B PS Dividends in kind issued			65				77,984				77,984
Conversion of Series B PS to common stock			(2,369)	(0)	58,521,249	5,852	(5,852)				-
Common stock issued to consultant					1,500,000	150	67,350				67,500

Net loss									(588,193)	(1,686)	(589,879)
Balance September 30, 2020	5,000,000	$500	1,696	$(0)	531,023,743	$53,103	$48,638,480	$-	$(48,821,413)	$(85,682)	$(215,012)

Issuance of common stock upon conversion					795,387	80	198,768				198,848
Purchase of Series B Preferred shares			750	-			750,000				750,000
Beneficial conversion feature related to the Series B Preferred Shares							235,000		(235,000)		-
Dividends payable on Series B Preferred Shares									(88,333)		(88,333)
Conversion of Series B Preferred Shares to common stock			(526)	-	5,670,051	567	(567)				-
Beneficial conversion feature related to the Series D Preferred Shares							5,000,000				5,000,000
Amortization of beneficial conversion feature related to Series D Preferred Shares									(208,333)		(208,333)
Commitment shares issued with Series D Preferred Shares					6,000,000	600	(600)				-
Common stock issued to consultant					1,500,000	150	616,350				616,500
Common stock to be issued as finder's fees related to asset acquisition								135,775			135,775

Net loss									(608,764)	(1,074)	(609,838)
Balance December 31, 2020	5,000,000	$500	1,920	$-	544,989,181	$54,500	$55,437,431	135,775	$(49,961,843)	$(86,756)	$5,579,607

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 9 Months Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Incorporated	$(38,778,923)	$(1,674,029)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	586,409	37,850
Amortization expense	514,000	-
Amortization of debt discount	576,364	-
Change in fair value of derivative liability	-	29,000
Change in fair value of warrant liability	137,000	-
Financing costs	1,502,953	-
Default penalty	-	41,112
Net loss attributable to non-controlling interest	-	(4,655)
Forgiveness of PPP loan	(103,200)	-
Gain on Vero Blue note settlement	(500,000)	-
Legal settlement	29,388,000	-
Shares issued for services	398,831	745,250

Changes in operating assets and liabilities:
Inventory	(28,128)	-
Prepaid expenses and other current assets	(321,162)	(649,326)
Deposits	-	-
Accounts payable	(5,637,796)	255,231
Other accrued expenses	(101,896)	143,793
Accrued expenses - related parties	200,000	-
Accrued interest	(49,482)	29,959
Accrued interest - related parties	16,000	32,096
Cash used in operating activities	(12,201,031)	(1,013,719)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(2,116,124)	(1,481,558)
Cash paid for asset acquisition with VeroBlue Farms, Inc.	-	(5,000,000)
Cash paid for patent acquisition with F & T	(2,000,000)	-
Cash paid for acquisition of shares of NCI	(1,000,000)	-
Cash paid for License Agreement	(2,350,000)	-
Cash received from Insurance settlement	-	917,210
Cash paid for construction in process	(433,389)	(1,562,380)
Cash (used in) provided by investing activities	(7,899,513)	(7,126,728)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(214,852)	(17,810)
Payment of note payable	(72,000)	(48,000)
Payment of note payable, related party	(655,750)	-
Repayment of short-term promissory note and lines of credit	(553,577)	5,413
Proceeds from PPP loan	-	103,200
Proceeds from issuance of common shares	17,277,123	-
Shares issued upon exercise of warrants	11,000	-
Proceeds from sale of Series B Convertible Preferred stock	-	3,250,000
Proceeds from convertible debentures	8,905,000	-
Escrow account in relation to the proceeds from convertible debenture	5,000,000	-
Payments on convertible debentures	(421,486)	-
Payments on notes payable	(4,500,000)	-
Redemption of Series D PS	(3,513,504)	-
Proceeds from sale of Series E Preferred Stock	1,348,000	5,000,000
Cash received in relation to Vista warrant settlement	-	50,000
Cash provided by financing activities	22,609,954	8,342,803

NET CHANGE IN CASH	2,509,410	202,356

CASH AT BEGINNING OF PERIOD	155,795	109,491

CASH AT END OF PERIOD	$2,665,205	$311,847

INTEREST PAID	$212,190	$69,961

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion	$421,486	$1,131,824
Cancellation of Right of Use asset and Lease liability	$275,400	$-
Dividends in kind issued	$-	$134,446
Shares issued on Vista Warrant settlement	$-	$610,000
Shares issued as consideration for Patent acquisition	$5,000,000	$-
Shares issued as consideration for acquisition of remaining NCI	$2,000,000	$-
Notes payable, issued as consideration in VeroBlue Farms, Inc. asset acquisition	$	$5,000,000
Shares payable, to be issued as finders fee in VeroBlue Farms, Inc. asset acquisition	$-	$136,000
Shares issued as consideration for Rights Agreement	$4,762,376	$-
Note payable, related party, issued in place of Settlement Agreement	$-	$383,604

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021

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

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed as an aquaculture facility, with the company having production issues. The Company began a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC platform technology. On May 19, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with F&T Water Solutions, LLC (“F&T”), for F&T’s owned shares of Natural Aquatic Systems, Inc. (“NAS”). Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS. After the SPA, NAS is a 100% owned subsidiary of the Company (See Note 10).

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and NAS.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2021, the Company had a net loss available for common stockholders of approximately $33,367,000. At December 31, 2021, the Company had an accumulated deficit of approximately $101,799,000 and a working capital deficit of approximately $16,332,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended December 31, 2021, the Company received net cash proceeds of approximately $17,277,000 from the sale of common shares (See Note 11), $1,348,000 from the sale of Series E Preferred Stock and $8,905,000 proceeds from the issuance of a convertible debenture. Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter in production.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended December 31, 2021 and 2020 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Consolidation

The consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the nine months ended December 31, 2021, the Company had Redeemable Convertible Preferred stock with approximately  9,842,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 67,816,000 underlying shares are convertible at the holders’ option at conversion price of 90 % of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the nine months ended December 31, 2020, the Company had 1,920   shares of Series B Preferred Stock whose approximately 12,308,000 underlying shares are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 5,000 shares of Series D Preferred Stock whose approximately 50,000,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2021 and March 31, 2021.

The Derivative and Warrant liabilities are Level 3 fair value measurements. There were no Warrant liabilities in Level 3 fair value measurements during the three months ended December 31, 2021.

The following is a summary of activity of Level 3 derivatives during the nine months ended December 31, 2021 and the year ended March 31, 2021:

Derivatives

	December 31, 2021	March 31, 2021
Derivative liability balance at beginning of period	$-	$176,000
Reclass to equity upon conversion or redemption	-	(205,000)
Additions to derivatives	12,985,000	-
Change in fair value	-	29,000
Balance at end of period	$12,985,000	$-

At December 31, 2021, the fair value of the derivative liabilities of convertible notes was estimated using the following inputs: the price of the Company’s common stock of $0.3075; a risk-free interest rate of 0.69% and expected volatility of the Company’s common stock of 125.90%, and the various estimated reset exercise prices weighted by probability.

Warrant liability

	December 31, 2021	March 31, 2021
Warrant liability balance at beginning of period	$-	$90,000
Additions to warrant liability	5,910,000	-
Reclass to equity upon cancellation or exercise	-	(90,000)
Change in fair value	137,000	-
Balance at end of period	$6,047,000	$-

At December 31, 2021, the fair value of the warrant liability was estimated using the following inputs: the price of the Company’s common stock of $0.337; a risk-free interest rate of 1.33% and expected volatility of the Company’s common stock ranging of 209.9%.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2021 and March 31, 2021.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2021 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2021, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

As of December 31, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2021, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

NOTE 4 – FIXED ASSETS

A summary of the fixed assets as of December 31, 2021 and March 31, 2021 is as follows:

	December 31, 2021	March 31, 2021
Land	$324,293	$324,293
Buildings	5,007,505	4,702,063
Machinery and equipment	9,607,180	7,580,873
Autos and trucks	247,356	213,849
	15,186,334	12,891,078
Accumulated depreciation	(1,420,062)	(4,52158)
Fixed assets, net	$13,766,272	$12,236,557

The consolidated statements of operations reflect depreciation expense of approximately $218,000 and $18,000 and $830,000 and $38,000 for the three and nine months ended December 31, 2021 and 2020, respectively.

NOTE 5 – PATENT ACQUISITION

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T. The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company would purchase F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issue9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. The Company paid the cash purchase price on May 20, 2021 and the closing of the Patents Agreement took place on May 25, 2021.

In accordance with ASC 805-10-55-5A, as substantially all the assets acquired are concentrated in a single identifiable asset, the patents, the acquisition has been determined to not be considered a business combination but an asset acquisition. The consideration will be allocated to the two patents, which were both approved in December, 2018, and will be amortized through the earliest of their useful life or December, 2038. Amortization over the next five years is expected to be $390,000 per year, for a total of $1,950,000. Amortization expense was $97,500 and $244,000 for the three and nine months ended December 31, 2021

NOTE 6 – RIGHTS AGREEMENTS

On August 25, 2021, the Company, through their 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”), The Equipment Rights involve specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology sublicense pertains to the rights to Hydrogas® and RLS®. Both Rights agreements are for a 10 year term, which shall automatically renew for ten year successive terms. The term can be terminated by written notice by mutual consent, or by either party upon a breach of contract, insolvency or filing of bankruptcy. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council.

The consideration for the Equipment Rights consists of the sum of $2,500,000, with $500,000 in cash paid at closing, and $500,000 to be paid on the first day of the next calendar quarter, plus $250,000 to be paid on the first day of each successive calendar quarter until the amount is paid in full.

Per the Terms set forth in the Technology Rights Agreement, the consideration is defined as the sum of $10,000,000, consisting of $2,500,000 in cash at closing, and an additional $1,000,000 within 60 days after closing, and $6,500,000 worth of unrestricted common shares of stock in the parent company, NSI, at a stipulated share price of $0.505. Determined with this stipulated price, 12,871,287 shares were issued. Based on the market price on August 25, 2021 of $0.37, the fair value of the shares is $4,762,376, which results in a fair value total consideration of $8,262,376. The common shares are covered by a Lock-Up and Leak-Out Agreement.

The terms of the Agreements set forth that NAS will pay Hydrenesis  12.5% royalty fees. The royalties are calculated per all customer or sub-license revenue generated by NAS, NSI or any Affiliate, from the sale or rental of either the Technologies or Hydrenesis Equipment, based on gross revenue less returns, rebates and sales taxes. There are sales milestones for exclusivity, whereby if NAS fails to achieve a sales milestone starting in Year 3, the exclusivity rights in both of the Rights agreements shall revert to non-exclusive rights. To maintain the exclusivity for the subsequent year, the Company may pay the amount of the royalty fees that would have been due if the Sales Milestone had been meet in the current year.

The Sales Milestones are:

Year 3	$250,000 Royalty
Year 4	$375,000 Royalty
Year 5	$625,000 Royalty
Year 6	$875,000 Royalty
All subsequent years	$1,000,000Royalty

For the three months ended December 31, 2021, the amortization of the Rights was $270,000. The amortization is approximately $1,076,000 per year, and approximately $5,381,000 over the next five years.

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

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of December 31, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2021 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of December 31, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2021 and March 31, 2021.

NOTE 8 – BANK LOANS

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 16, 2021, the Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan on April 26, 2021.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company is also allowed to make payments against the principal at any time. The note was paid off in full on December 20, 2021. The balance of the CNB Note was $214,452 at March 31, 2021, of which $8,725 was in current liabilities.

On November 3, 2015, the Company entered into a short-term note agreement with Community National Bank for a total value of $50,000, with a maturity date of December 15, 2017 On July 18, 2018, the short-term note was replaced by a promissory note for the outstanding balance of $25,298, which bears interest at 8% with a maturity date of July 18, 2021. The note is guaranteed by an officer and director. The note was paid off in full in July of 2021. The balance of the note at March 31, 2021 was $3,124.

NOTE 9 – CONVERTIBLE DEBENTURES

December 15, 2021 Debenture

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on December 15, 2021. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $16,320,000 (the “Principal Amount”). The Note has an interest rate of 12% per annum, with a maturity date 24 months from the issuance date of the Note (the “Maturity Date”). The Note carried an original issue discount totaling $1,300,000 and a transaction expense amount of $20,000, both of which are included in the principal balance of the Note. The Note had $2,035,000 in debt issuance costs, including fees paid in cash of $1,095,000 and 3,000,000 warrants issued to placement agents with a fair value of $940,000. The warrant fair value was estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.32; a risk-free interest rate of 1.19%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%. The warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt.

Beginning on the date that is 6 months from the issuance date of the Note, the Investor has the right to redeem up to $1,000,000 of the outstanding balance per month. Payments may be made by the Company, at the Company’s option, (a) in cash, or (b) by paying the redemption amount in the form of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per the following formula: the number of redemption shares equals the portion of the applicable redemption amount divided by the Redemption Repayment Price. The “Redemption Repayment Price” equals 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date that the Investor delivers notice electing to redeem a portion of the Note. The redemption amount shall include a premium of 15% of the portion of the outstanding balance being paid (the “Exit Fee”). As the Exit Fee is to be included in every settlement of the Note, an additional 15% of the principal balance, which totals $2,448,000, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount. In addition to the Investor’s right of redemption, the Company has the option to prepay the Notes at any time prior to the Maturity Date by paying a premium of 15% plus the principal, interest, and fees owed as of the prepayment date.

Within 180 days of the issuance date of the Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. The Company will make a one-time payment to the Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%. In addition, the Company has 30 days in which to secure the Note and grant the Lender a first position security interest in the real property in Texas and Iowa, and if it is not effectuated within the 30 days the outstanding balance will be increased by 15%. The Company is required to reserve 65,000,000 shares of common stock from its authorized and unissued common stock and to add 100,000,000 shares of common stock to the Share Reserve on or before March 10, 2022.

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include a failure to deliver conversion shares, the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default.

The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $12,985,000, based on assumptions used in the Binomial Option Pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $

0.305 at issuance date; a risk-free interest rate of 0.69% and expected volatility of the Company’s common stock, of 125.90%, and the strike price of $0.3075.

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

NOTE 10 – ACQUISITION OF NON-CONTROLLING INTEREST

On May 19, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with F&T, for the shares owned by F&T of NAS. Upon the closing of the SPA, the Company purchased the 980,000 shares of NAS’ common stock owned by F&T for a total acquisition price of $3,000,000, consisting of $1,000,000 paid in cash and 3,960,396 shares of the Company’s common stock issued at a market value of $0.505 per share for a total fair value of $2,000,000. The Company paid the cash purchase price on May 20, 2021 and the purchase of the NAS shares closed on May 25, 2021. Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS, and therefore, NAS was included in the consolidated financial statements of the Company, with F&T’s ownership accounted for as a non-controlling interest. After the SPA, the non-controlling interest was no longer in existence and NAS became a 100% owned subsidiary of the Company. In accordance with ASC 810-10-45, when the parent’s ownership interest changes while the parent retains its controlling interest in a subsidiary, it is accounted for as an equity transaction and there is no gain or loss recognized in the consolidated net loss. The difference between the fair value of the consideration paid and the amount of the non-controlling interest as of the acquisition of NAS shares held by F&T is recognized in equity attributable to the Company. The carrying amount of the non-controlling interest prior to the acquisition was a deficit of $87,830, and as a result, a deduction of $3,087,830 was recognized in additional paid in capital in the Consolidated Statement of Changes in Equity, in the three months ended June 30, 2021.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2021 and March 31, 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and 67 and 607 outstanding, respectively, 5,000 shares Series D preferred stock are authorized and 0 and 6,050 outstanding, respectively and 10,000 shares Series E preferred stock are authorized and 2,840 and 0 outstanding, respectively.

Series E Preferred Stock

On April 14, 2021, the Board authorized the issuance of 10,000 shares of the Company’s Series E Preferred Stock and has filed a Certificate of Designation (“COD”) of Preferences of the Series E Convertible Preferred Stock with the State of Nevada. The shares of Series E Preferred Stock have a stated value of $1,200 per share and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share, subject to adjustment (the “Conversion Price”). The Series E Preferred Stock is convertible into that number of shares of common stock determined by dividing the Series E Stated Value (plus any and all other amounts which may be owing in connection therewith) by the Conversion Price, subject to certain beneficial ownership limitations. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum, payable quarterly. Each share of Series E Preferred Stock shall be redeemed by the Company on the date that is no later than one calendar year from the date of its issuance. The Series E Preferred Stock are also redeemable at the Company’s option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The holders of Series E Preferred Stock rank senior to the Common Stock and Common Stock Equivalents (as defined in the Series E Designation) with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Based upon a subsequent financing, the holder has the option to exchange (in lieu of conversion), all or some of the shares of Series E Preferred Stock then held for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis. In the event of a Fundamental Transaction, the holder has the option to request that the Company or the successor entity shall purchase the Preferred Stock from the Holder on the date of such request by paying to the Holder cash in an amount equal to the Black Scholes value. Upon any triggering event as set forth in the COD, including a change in control or the Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion, each holder shall have the right, exercisable at the sole option of such holder, to require the Company to redeem all of the Series E Preferred Stock then held by such holder for a redemption price, in cash, equal to the Triggering Redemption Amount (150% of the Stated Value and all accrued but unpaid dividends and all liquidated damages, late fees and other costs), and increase the dividend rate on all of the outstanding Preferred Stock held by such Holder to 18% per annum thereafter. Upon any liquidation, dissolution or winding-up of the Company, the holders shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Preferred Stock, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

On August 30, 2021, 1,200 shares of Series E Preferred Stock were converted into 4,114,286 shares of common stock.

On both dates of October 18, 2021 and November 12, 2021, 600 shares of Series E Preferred Stock were converted into 2,057,143 shares of common stock.

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share and (ii) a warrant to purchase up to 1,500,000shares of the Company’s common stock, with an exercise price equal to $0.75, which expires in five years, for a purchase price of $1,500,000. The warrant has a fair value of $561,000, estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.38; a risk-free interest rate of 1.33%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%. The Company also issued 267,429 warrants as placement agent fees, with a fair value of $101,000, estimated with the same assumptions. All of the warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $170,000 to recognize, which will be amortized over the term of the note using the effective interest method. During the nine months ended December 31, 2021, the amortization was $42,500. The Company will accrete the carrying value, reflecting the discount of $300,000 between the stated value and purchase price and the fair value of the warrants issued of $662,000, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption. For the three months ended December 31, 2021, approximately $80,000 was accreted.

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

On April 8, 2021, the Company converted 262 Series B into 3,144,000 shares of the Company’s common stock.

On December 23, 2021, the Company converted 278 Series B into 3,336,000 shares of the Company’s common stock.

April and May Securities Purchase Agreements with GHS

On April 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with GHS for the offering (the “Offering”) of (i) $5,000,000 worth of common stock (“Shares”), par value $0.0001 per share, of the Company (“Common Stock”); at a per share purchase price of $0.55 per Share (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 10,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.75 per share, subject to certain adjustments, as provided in the Warrants; and (iii) 1,000,000 shares of Common Stock (the “Commitment Shares”). Pursuant to the Purchase Agreement, on April 15, 2021, the Company received net proceeds of $4,732,123 from GHS.

Further, pursuant to the terms of the Purchase Agreement, from the date thereof until the date that is the twelve-month anniversary of the closing of the Offering, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Pursuant to the Purchase Agreement, on May 5, 2021, GHS purchased an additional 15,454,456 shares of common stock at a per share purchase price of $0.55 per share (the “Second Closing”), for net proceeds of approximately $8,245,000.

Additionally, on May 20, 2021, GHS purchased an additional 2,727,272 shares of common stock at a price per share of $0.55 per share (“Third Closing”), for net proceeds of approximately $1,455,000.

On November 22, 2021, in relation to the SPA with a different holder for 1,500 shares of the Company’s Series E Preferred Stock, GHS entered into a waiver, whereby they waived their right to participate in a subsequent filing. Additionally, the exercise price on the existing warrants to purchase 10,000,000 shares of common stock was reduced to $0.35, as well as the issuance of warrants to purchase 3,739,000 shares of common stock warrants, with an exercise price of $0.75. The modification on the change in the exercise price of the warrants was estimated on November 22, 2021, by comparison of the fair value of the warrants with the original exercise price to the fair value with the new exercise price, using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.38; a risk-free interest rate of 1.33%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%, with a essentially no change in fair value. The newly issued warrants had a fair value of $1,373,000, which was estimated using the Black Scholes Model, with the same inputs, including the exercise price of $0.75. The warrants fair value has been recognized as a liability, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt, with the April 12, 2021 warrants reclassed from equity to warrant liability, and the newly issued warrants liability recognized as financing costs.

GHS Purchase Agreement

On June 28, 2021, the Company entered into a securities purchase agreement with GHS (the “June GHS Purchase Agreement”) for the offering of up to (i) $3,000,000 worth of common stock of the Company at a per share purchase price of $0.40 and (ii) $11,000 worth of prefunded common stock purchase warrants to purchase an aggregate of up to 1,100,000shares of common stock, which are exercisable upon issuance and shall not expire prior to exercise, and are subject to certain adjustments, as provided in the warrants. Pursuant to the June GHS Purchase Agreement, on June 28, 2021, GHS purchased 7,500,000 shares of common stock and 1,100,000 shares of common stock underlying the prefunded warrants, for an aggregate purchase price of $3,011,000, less offering expenses of $90,330, for net proceeds of $2,909,670.

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

In addition, in relation to the Offering, on April 15, 2021, the Company redeemed the remaining 2,450 of the Series D Preferred Stock for $3,513,504. In accordance with ASC 260-10-S99-2, the difference between the fair value of the consideration transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the redemption, which was $2,719,538, was accounted for in a manner similar to a dividend.

The Company analyzed the conversion feature of the Series E Convertible Preferred Stock issued in the exchange under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $3,270,000, to recognize, which will be amortized over the term of the note using the effective interest method. During the nine months ended December 31, 2021, including the amortization of the related beneficial conversion feature as of the conversion of the Series E Convertible Preferred Stock, the amortization totaled approximately $2,948,367.

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

Common Shares Issued to Consultants

During the three months ended December 31, 2021, three consultants were issued a total of approximately 430,000 shares of common stock, with a total fair value of approximately $158,000, based on the market price of $0.36 on the grant date.

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $97,500 vested through December 31, 2021.

On May 24, 2021, the Company entered into an agreement with a consultant, with a three-month term, that shall automatically renew each three months unless one party terminates the agreement. The compensation shall be $12,500 in cash per month for the first six months and $15,000 per month thereafter. Also included in compensation are 200,000 shares of common stock, with a fair value of $99,600 based upon the market price of $0.50 upon the grant date. The shares of common stock will vest in quarterly installments, with 50,000 to vest immediately, and 50,000 each quarter at $24,900, with $74,700vested through December 31, 2021.

On August 24, 2020, the Company issued 1,500,000 shares of common stock to a consultant per an agreement entered into on June 25, 2020. On December 25, 2020, the Company renewed the agreement for an additional six months. As consideration for the agreement the Company issued 1,500,000 shares of common stock to the consultant. The agreement has a six-month term, and therefore the fair value of $616,500, based on the market value of $0.041 on the grant date, was recognized in Prepaid expense to be amortized over the six-month term. As of the year end March 31, 2021, $308,250 remained in Prepaid expense with $308,250 recognized in consulting expense for the year end March 31, 2021. The remaining $308,250 was expensed in the three months ended June 30, 2021.

Common Shares Issued to Employees

During the three months ended December 31, 2021, a number of new employees were issued a total of 175,000 shares of common stock as signing bonuses, with a total fair value of $68,300, based on the market price of $0.395 on the grant date.

Options and Warrants

The Company has not granted any options since inception.

NOTE 12 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet approximately $114,000 and $154,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of December 31, 2021 and March 31, 2021. These amounts include both accrued payroll and accrued allowances and expenses. The accrued payroll owing to the President of the Company was paid off in full during July 2021, and was approximately $35,000 as of March 31, 2021.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the Chief Technology Officer compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the three months ended December 31, 2021, $200,000 was paid each to the President and Chief Technology Officer, with a total of $200,000 remaining in accrued expenses, related parties.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. Between January 16, 2016 and March 7, 2016, the Company borrowed $134,750 under this agreement. An additional $601,361 was borrowed under this agreement in the year ended March 31, 2017. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the three months ended December 31, 2021, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 and $735,000, as of December 31, 2021 and March 31, 2021, respectively. At December 31, 2021 and March 31, 2021, accrued interest payable was approximately $72,000 and $66,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both December 31, 2021 and March 31, 2021, and is classified as a current liability on the consolidated balance sheets. As of December 31, 2021 and March 31, 2021, accrued interest payable was approximately $139,000 and $118,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at December 31, 2021 and March 31, 2021 was $54,647 and is classified as a current liability on the consolidated balance sheets.

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. As a result of RGA’s failure to respond to written discovery served by the Company and failure of RGA to satisfy requirements imposed by an order compelling response, the court issued an order prohibiting RGA from introducing any evidence at the time of trial other than the original agreement between RGA and the Company. Further, the Court sustained the Company’s objection to RGA’s written discovery obviating the Company’s obligation to respond. On December 31, 2021, a settlement was finalized for the sum of $12,000.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH.

On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement.  After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which has been recognized as stock payable on the company's balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company's statement of operations as legal settlement.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Business Overview

We are a biotechnology company and have developed proprietary platform technologies that allow us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology which allows us to produce a naturally grown shrimp “crop” weekly and accomplishes this without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors, and maintains proper levels of oxygen, salinity, and temperature for optimal shrimp production. The Company’s production facilities are located in La Coste, Texas and Webster City, Iowa.

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

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T. The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company would purchase F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issue 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. The Company paid the cash purchase price on May 20, 2021 and the closing of the Patents Agreement took place on May 25, 2021. .

On August 25, 2021, the Company, through their 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”), The Equipment Rights involve specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology sublicense pertains to the rights to Hydrogas® and RLS®. Both Rights agreements are for a 10 year term, which shall automatically renew for ten year successive terms. The term can be terminated by written notice by mutual consent, or by either party upon a breach of contract, insolvency or filing of bankruptcy. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council.

The Company has three wholly-owned subsidiaries: NSC, NS Global, NAS.

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

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire.  The Company believed that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined.  No one was injured as a result of the fire.  The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings.  We received total insurance proceeds in the amount of $917,210, the full amount of our claim.  These funds were utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire.  As of the date of this report, this facility is production-ready and, while we have experienced supply chain issues due to COVID-19, we expect the combined output from the La Coste, Texas, and Webster City, Iowa should result in a total of 25,000 pounds of shrimp production for the calendar quarter that will end on March 31, 2022. Also, the Company is expecting to break ground on an 80,000 square foot expansion in La Coste prior to March 31, 2022.

Results of Operations

Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended December 31, 2020

Revenue

We have not earned any significant revenues since our inception and, although we had revenue of $16,640 in the three months ended December 31, 2021, we can provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

Expenses

Our expenses for the three months ended December 31, 2021 are summarized as follows, in comparison to our expenses for the three months ended December 31, 2020:

	Three Months Ended December 31,
	2021	2020

Salaries and related expenses	$332,393	$97.090
Professional fees	544,684	228,967
Other general and administrative expenses	621,809	64,762
Rent	28,813	3,835
Facility operations	398,504	154,470
Research and development	20,357	-
Depreciation	218,134	18,173
Amortization	367,500	-
Total	$2,532,194	$567,297

Operating expenses for the three months ended December 31, 2021 were $2,532,194, which is a 346% increase over operating expenses of $567,297 for the same period in 2020. The overall change in expenses is mainly the result of a ramp up of costs based on the increase in the activity in planning operations, as well as the acquisition and addition of the Iowa facility. Salaries increased by approximately $235,000, due to the new employees. Professional fees increased by approximately $316,000, due to attorneys work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees. The approximately $557,000 increase in other general and administrative expenses includes maintenance work being done in the Texas and Iowa facilities and property taxes paid in Iowa. Additionally, it is the result of the fact that the operating costs in 2020 were decreased due to the slowdown of the progressing of testing and planning to begin commercial operations due to the fire at the Texas plant. The depreciation in the three months ended December 31, 2021, increased due to the new fixed assets acquired from Vero Blue, and the amortization in the current period is the result of the patent acquisition on May 19, 2021 and the License Agreements entered into on August 25, 2021.

Comparison of the Nine months Ended December 31, 2021 to the Nine months Ended December 31, 2020

Revenue

We have not earned any significant revenues since our inception and, although we had revenue of $16,640 in the nine months ended December 31, 2021, we can provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

Expenses

Our expenses for the nine months ended December 31, 2021 are summarized as follows, in comparison to our expenses for the nine months ended December 31, 2020:

	Nine months Ended December 31,
	2021	2020

Salaries and related expenses	$1,987,920	$311,623
Professional fees	1,520,783	516,453
Other general and administrative expenses	1,623,887	291,908
Rent	49,768	11,678
Facility operations	810,260	234,113
Research and development	217,229	79,550
Depreciation	830,260	37,850
Amortization	514,000	-
Total	$7,554,256	$1,483,175

Operating expenses for the nine months ended December 31, 2021 were $7,554,256, which is a 409% increase over operating expenses of $1,483,175 for the same period in 2020.  The overall change in expenses is mainly the result of a ramp up of costs based on the increase in the activity in planning operations, as well as the acquisition and addition of the Iowa facility, especially in general and administrative expenses and facility operations.  Salaries increased by approximately $1,676,000, due to the new employees, as well as the $300,000 bonus paid to the CFO, and the $600,000 bonus to the President and Chief Technology Officer, of which $200,000 remains in accrued expenses, related parties, as of December 31, 2021.  Professional fees increased by approximately $1,004,000, due to attorneys work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees.   The increase in other general and administrative expenses of approximately $1,332,000 includes maintenance work being done in the Texas and Iowa facilities, including travel costs and property taxes paid in Iowa.  Additionally, it is the result of the fact that the operating costs in 2020 were decreased due to the slowdown of the progressing of testing and planning to begin commercial operations due to the fire at the Texas plant.   The depreciation in the nine months ended December 31, 2021, increased due to the new fixed assets acquired from Vero Blue, and the amortization in the current period is the result of the patent acquisition on May 19, 2021 and the License Agreements entered into on August 25, 2021.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2021, we had cash on hand of approximately $2,665,000 and working capital deficiency of approximately $16,332,000. as compared to cash on hand of approximately $156,000 and a working capital deficiency of approximately $3,614,000 as of March 31, 2021. The decrease in working capital for the nine months ended December 31, 2021, is mainly due to the decrease in cash on-hand and increase in accounts payable and accrued expenses, offset by a decrease in notes payable – related parties.

Working Capital/(Deficiency)

Our working capital as of December 31, 2021, in comparison to our working capital deficiency as of March 31, 2021, can be summarized as follows:

	December 31,	March 31,
	2021	2021
Current assets	$8,019,838	$811,134
Current liabilities	24,352,265	4,425,511
Working capital deficiency	$(16,332,427)	$(3,614,377)

Current assets increased mainly because of the addition to cash as a result of the equity offerings during April through December 31, 2021, of approximately $17,277,000, a portion of which was then used in the patent and NAS acquisitions, the License agreements, as well as redemption of Series D Preferred shares, plus the $5,000,000 in escrow related to the new long term convertible note. This was offset by a decrease in prepaid expenses, due to the amortization. The increase in current liabilities is primarily due to the $12,985,000 new deriviative liability related to the long term convertible note, which also resulted in the $6,047,000 warrant liability; the $3 million in cash payments owed on the License agreements recorded in accounts payable and the $200,000 remaining in accrued bonuses for the President and Chief Technology Officer (“CTO”), off set by the payoff of bank loans and lines of credit, convertible debt, notes payable to related parties, and the forgiveness of the PPP loan.

Cash Flows

Our cash flows for the nine months ended December 31, 2021, in comparison to our cash flows for the nine months ended December 31, 2020, can be summarized as follows:

	Nine months Ended December 31,
	2021	2020
Net cash used in operating activities	$(12,201,031)	$(851,113)
Net cash used in investing activities	(7,899,513)	1,563,839
Net cash provided by financing activities	22,609,954	2,621,062
Net change in cash	$2,509,410	$206,110

The increase in net cash used in operating activities in the nine months ended December 31, 2021, compared to the same period in 2020 is largely attributable to the increase in the net loss, the gain on the Vero Blue note settlement, plus the increase in accounts payable, offset by the legal settlement with the NSH shareholders for the future issuance of common shares with a fair value of $29.388,000, the increase in the depreciation and amortization and the accrued bonuses for the President and CTO.

The net cash used in investing activities in the nine months ended December 31, 2021 includes $2,000,000 in the patent acquisition and $1,000,000 in the acquisition of shares of the non-controlling interest, the $2,350,000 for the License agreement, as well as approximately $2,116,000 for machinery and equipment and $434,000 for construction in process. The prior year’s cash spent on investing activities consisted mainly of the cash paid for the asset acquisiton of VeroBlue Farms, as well as machinery and equipment and construction in process, offset by $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant.

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

Our cash position was approximately $2,665,000 as of December 31, 2021. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

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

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of June 30, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2021 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of June 30, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2021 and March 31, 2021.

Bank Loan

On April 10, 2020, the Company obtained a Paycheck Protection Program (“PPP”) loan in the amount of $103,200 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On April 16, 2021, the Company filed for the forgiveness of the PPP loan and was approved for forgiveness of such loan on April 26, 2021.

On January 10, 2017, the Company entered into a promissory note with Community National Bank for $245,000, at an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in LaCoste, Texas, and is also personally guaranteed by the Company’s President, as well as certain shareholders of the Company. On January 10, 2020, the loan was modified, with certain terms amended. The modified note is for the principal balance of $222,736, with initial monthly payments of $1,730 through February 1, 2037, when all unpaid principal and interest will be due and payable. The loan has an initial yearly rate of interest of 5.75% , which may change beginning on February 1, 2023 and each 36 months thereafter, to the Wall Street Journal Prime Rate plus 1%, but never below 4.25%. The monthly payments may change on the same dates as the interest changes. The Company was also allowed to make payments against the principal at any time. The note was paid off in full on December 20, 2021 The balance of the CNB Note was $214,452 at March 31, 2021, of which $8,725 was in current liabilities.

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

Convertible Debentures

Tthe Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on December 15, 2021. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $16,320,000 (the “Principal Amount”). The Note has an interest rate of 12% per annum, with a  maturity date 24 months from the issuance date of the Note (the “Maturity Date”). The Note carried an original issue discount totaling $1,300,000 and a transaction expense amount of $20,000, both of which are included in the principal balance of the Note. The Note had $2,035,000 in debt issuance costs, including fees paid in cash of $1,095,000 and 3,000,000 warrants issued to placement agents with a fair value of $940.000.  The warrant fair value was estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.32; a risk-free interest rate of 1.19%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%.  The warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt.

Beginning on the date that is 6 months from the issuance date of the Note, the Investor has the right to redeem up to $1,000,000 of the outstanding balance per month. Payments may be made by the Company, at the Company’s option, (a) in cash, or (b) by paying the redemption amount in the form of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per the following formula: the number of redemption shares equals the portion of the applicable redemption amount divided by the Redemption Repayment Price. The “Redemption Repayment Price” equals 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date that the Investor delivers notice electing to redeem a portion of the Note. The redemption amount shall include a premium of 15% of the portion of the outstanding balance being paid (the “Exit Fee”). In addition to the Investor’s right of redemption, the Company has the option to prepay the Notes at any time prior to the Maturity Date by paying a premium of 15% plus the principal, interest, and fees owed as of the prepayment date.

Within 180 days of the issuance date of the Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. The Company will make a one-time payment to the Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%. The Note also contains certain negative covenants and Events of Default. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default.

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

Series B Preferred Equity Offering

On April 8, 2021, the Company converted 262 Series B into 3,144,000 shares of the Company’s common stock.

On December 23, 2021, the Company converted 278 Series B into 3,336,000 shares of the Company’s common stock.

Securities Purchase Agreement

On April 14, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”), for the offering (the “Offering”) of (i) $5,000,000 worth of common stock (“Shares”), par value $0.0001 per share, of the Company (“Common Stock”); at a per share purchase price of $0.55 per Share (ii) common stock purchase warrants (“Warrants”) to purchase up to an aggregate of 10,000,000 shares of Common Stock, which are exercisable for a period of five years after issuance at an initial exercise price of $0.75 per share, subject to certain adjustments, as provided in the Warrants; and (iii) 1,000,000 shares of Common Stock (the “Commitment Shares”). Pursuant to the Purchase Agreement, on April 15, 2021, the Company received net proceeds of $4,732,123 from GHS.

Further, pursuant to the terms of the Purchase Agreement, from the date thereof until the date that is the twelve-month anniversary of the closing of the Offering, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Pursuant to the Purchase Agreement, on May 5, 2021, GHS purchased an additional 15,454,456 shares of common stock at a per share purchase price of $0.55 per share (the “Second Closing”), for net proceeds of approximately $8,245,000.

Additionally, on May 20, 2021, GHS purchased an additional 2,727,272 shares of common stock at a price per share of $0.55 per share (“Third Closing”), for net proceeds of approximately $1,455,000.

On November 22, 2021, in relation to the SPA with a different holder for 1,500 shares of the Company’s Series E Preferred Stock, GHS entered into a waiver, whereby they waived their right to participate in a subsequent filing.  Additionally, the exercise price on the existing warrants to purchase 10,000,000 shares of common stock was reduced to $0.35, as well as the issuance of warrants to purchase 3,739,000 shares of common stock warrants, with an exercise price of $0.75.  The modification on the change in the exercise price of the warrants was estimated on November 22, 2021, by comparison of the fair value of the warrants with the original exercise price to the fair value with the new exercise price, using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.38; a risk-free interest rate of 1.33%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%, with essentially no change in fair value.  The newly issued warrants had a fair value of $1,373,000, which was estimated using the Black Scholes Model, with the same inputs, including the exercise price of $0.75.  The warrants fair value has been recognized as a liability, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt, with the April 12, 2021 warrants reclassed from equity to warrant liability, and the newly issued warrants liability recognized as financing costs.

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

Share Exchange Agreement and Redemption and Series E Preferred Stock

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) into 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). The exchange was completed on April 15, 2021. In accordance with ASC 260-10-S99-2, exchanges of preferred stock that are considered to be extinguishments are to be accounted for as a redemption. Therefore, the difference between the fair value of the Series E Preferred Stock transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the exchange, which was $3,258,189, was accounted for in a manner similar to a dividend. During the three months ended September 30, 2021, 1,200 shares of Series E Preferred Stock were converted into 4,114,286 shares of common stock. During the three months ended December 31. 2021, an additional 1,200 shares of Series E Preferred Stock were converted into 4,114,286 shares of common stock.

In addition, in relation to the Offering, on April 15, 2021, the Company redeemed the remaining 2,450 of the Series D Preferred Stock for $3,513,504.  In accordance with ASC 260-10-S99-2, the difference between the fair value of the consideration transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the redemption, which was $2,719,538, was accounted for in a manner similar to a dividend.

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share and (ii) a warrant to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $0.75, which expires in five years, for a purchase price of $1,500,000. The warrant has a fair value of $561,000, estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.38; a risk-free interest rate of 1.33%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%.

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

During the three months ended December 31, 2021, three consultants were issued a total of approximately 430,000 shares of common stock, with a total fair value of approximately $158,000, based on the market price of $0.36 on the grant date.

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

Going Concern

The audited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to December 31, 2021 of approximately $101,799,000 as well as negative cash flows from operating activities of approximately $12,201,000.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding.  Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.  Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period.  For the nine months ended December 31, 2021, the Company had with Redeemable Convertible Preferred stock with approximately 9,842,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 67,816,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.  For the nine months ended December 31, 2020, the Company had a 1,920 shares of Series B Preferred Stock whose approximately 12,308,000 underlying shares are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 5,000 of Series D Preferred Stock whose approximately 50,000,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended December 31, 2021.

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

During the period ending December 31, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

RGA Labs, Inc.

On February 18, 2020, RGA Labs, Inc. (“RGA”) filed suit against the Company in the Illinois Circuit Court (23rd District) alleging that the Company owed RGA money pursuant to a written contract for the design and manufacture of certain water treatment equipment commissioned by the Company. The Company disputed the allegations and has counterclaimed against RGA for additional costs and expenses incurred by the Company in correcting, repairing and retro-fitting the equipment to enable it to work in the Company’s facilities. As a result of RGA’s failure to respond to written discovery served by the Company and failure of RGA to satisfy requirements imposed by an order compelling response, the court issued an order prohibiting RGA from introducing any evidence at the time of trial other than the original agreement between RGA and the Company. Further, the Court sustained the Company’s objection to RGA’s written discovery obviating the Company’s obligation to respond. The Company and RGA agreed to the terms of a settlement at the mediation that was held in Illinois in August 2021 but continued to negotiate the manner and method by which the settlement agreement was to be implement. On December 31, 2021, the settlement agreement, including the joint and mutual release and the non-competition agreement were signed by RGA and by the Company on January 5, 2022. The agreed upon funds were transferred to RGA and the case was dismissed with prejudice to the re-filing of same on January 14, 2022.

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH.

On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement.  After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company.  A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date.  The Company is to issue approximately 93 million shares in settlement, which has been recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the the Company’s statement of operations as legal settlement.  As of February 11, 2022, the NSH Shareholders have not yet received any shares of the Company.

The Company has resolved all outstanding litigation involving the Company and there are no suits or cases pending in which the Company is a party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the nine months ended December 31, 2021 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K except as follows:

On April 8, 2021, the Company converted 262 Series B into 3,144,000 shares of the Company’s common stock.

On May 24, 2021, the Company entered into an agreement with a consultant, with a three-month term, that shall automatically renew each three months unless one party terminates the agreement.  The compensation shall be $12,500 in cash per month for the first six months and $15,000 per month thereafter.  Also included in compensation are 200,000 shares of common stock, with a fair value of $99,600 based upon the market price of $0.50 upon the grant date. The shares of common stock will vest in quarterly installments, with 50,000 to vest immediately, and 50,000 each quarter at $24,900, with $74,700 vested through December 31, 2021.

During the three months ended December 31, 2021, three consultants were issued a total of approximately 430,000 shares of common stock, with a total fair value of approximately $158,000, based on the market price of $0.36 on the grant date.

During the three months ended December 31, 2021, a number of new employees were issued a total of 175,000 shares of common stock as signing bonuses, with a total fair value of $68,300, based on the market price of $0.395 on the grant date.

On December 23, 2021, the Company converted 278 Series B into 3,336,000 shares of the Company’s common stock.

During the three months ended September 30, 2021, 1,200 shares of Series E Preferred Stock were converted into 4,114,286 shares of common stock.  During the three months ended December 31, 2021, an additional 1,200 shares of Series E Preferred Stock were converted into 4,114,286 shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
4.1	Form of Warrant, dated as of November 22, 2021, by and between the Company and the Purchaser.	8-K	4.1	11/24/2021
4.2	Form of Secured Convertible Promissory Note, dated December 15, 2021	8-K	4.1	12/21/2021
10.1	Form of Securities Purchase Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.1	11/24/2021
10.2	Form of Registration Rights Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.2	11/24/2021
10.3	Form of Waiver	8-K	10.3	11/24/2021
10.4	Securities Purchase Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC.	8-K	10.1	12/21/2021
10.5	Security Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC.	8-K	10.2	12/21/2021
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

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
Date: February 16, 2022

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 16, 2022

