Form 10-K
period 2022-03-31
NaturalShrimp Inc
filed 2022-06-29
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2022

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

5501 LBJ Freeway, Suite 450, Dallas, Texas 75240

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

The aggregate market value of the common equity held by non-affiliates was $225,646,146 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on September 30, 2021 (which was $0.38 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of June 28, 2022 was 737,697,070.

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

●	our ability to continue developing and expanding our research and development plant in La Coste, Texas and our production facility in Webster City, Iowa;
●	our ability to successfully commercialize our equipment and shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our continued ability to raise funding at the pace and quantities required to scale our plant needs to commercialize our products;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	the commercial success of our products;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak of COVID-19);
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year March 31, 2022, any of which may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks may cause our or our industry’s actual results, levels of activity, or performance to be materially different from any future results, levels of activity, or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Except as required by law, we undertake no obligation to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries: NaturalShrimp USA Corporation (“NSC”) and NaturalShrimp Global, Inc. (“NS Global”) and Natural Aquatic Systems, Inc. (“NAS”). Unless otherwise specified, all dollar amounts are expressed in United States Dollars.

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

On October 16, 2015, we formed NAS. The purpose of NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC (“F&T”) for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property, and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art.

On December 15, 2020, we entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for us to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems, and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. The Company also agreed to issue 500,000 shares of Common Stock as a finder’s fee.

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

On August 25, 2021, the Company, through its 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”), The Equipment Rights involve specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology sublicense pertains to the rights to Hydrogas® and RLS®. Both Rights agreements are for a 10 year term, which shall automatically renew for ten year successive terms. The term can be terminated by written notice by mutual consent, or by either party upon a breach of contract, insolvency or filing of bankruptcy. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council.

The Company has three wholly-owned subsidiaries: NSC, NS Global, and NAS.

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

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believed that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings. We received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds were utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire. As of the date of this report, this facility is production-ready and, while we have experienced supply chain issues due to COVID-19, we expect the combined output from the La Coste, Texas, and Webster City, Iowa should result in a total of 25,000 pounds of shrimp production for the calendar quarter that will end on June 30, 2022. Also, the Company is expecting to break ground on an 80,000 square foot expansion in La Coste during the calendar quarter that will end on September 30, 2022.

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

Our technology platforms combine electrocoagulation and hydrogas. Our patented electrocoagulation system replaces the need for biofilters and uses electronics to remove ammonia and to control the level of pathogens in an aquaculture system. The hydrogas system reduces mortality rates and increases growth rates of aquatic species. These technologies produce an anti-oxidative water chemistry beneficial to the health of the aquatic species.

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

On December 15, 2020, we acquired all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems, and other improvements located on such real property) of Iowa’s First. The facility was originally designed as a farming facility, with the company never beginning production. We are converting five, 50,000 square foot separate internal production buildings within the 270,000 square foot external building during 2022 to produce shrimp. We expect to complete the retrofit of two of the 50,000 square foot buildings by July 2022.  The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC and Hydrenesis platform technologies.

Target Markets and Sales Price

We are establishing two target markets. One is fresh and never frozen and the second one is the live market. Our goal is to establish production systems and distribution centers in regional areas of the United States, as well as international distribution networks through joint venture partnerships throughout the world. This should allow the Company to capture a significant portion of world shrimp sales by offering locally grown, environmentally friendly, fresh shrimp at competitive wholesale prices.

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

Shrimp Growth Period

Our production system is designed to produce shrimp at a harvest size of twenty-one to twenty-five shrimp per pound in a period of twenty weeks. We currently purchase post-larva shrimp that are approximately ten days old (PL 10). In the future, we plan to build our own hatcheries to control the supply of shrimp to each of our facilities. Our full-scale production systems include grow-out and nursery tanks, projected to produce fresh shrimp fifty-two weeks per year.

Distribution and Marketing

We plan to build environmentally friendly production systems near major metropolitan areas of the United States. Today, we have one, 40,000 square foot production facility in La Coste, Texas (near San Antonio) and three production facilities totaling 344,000 square feet in Iowa. We signed a joint venture agreement with Hydrenesis to build a 240,000 square foot production facility in Florida. Over the next five years, our plan is to increase construction of new regional production facilities each year. In the fifth year, we are expecting to plan for new regional production facilities to be completed.

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

Go to Market Strategy and Execution

Our strategy is to acquire or develop regional production and distribution centers or joint ventures near major metropolitan areas throughout the United States and internationally. Along with our reconstruction of our La Coste facility that includes an 8,000 square foot water treatment plant and a 40,000 square foot production facility and our purchase of 344,000 square foot production facilities and production assets from VeroBlue Farms USA, Inc. Our current plan includes a NaturalShrimp Iowa expansion, a La Coste, TX expansion, Hydrenesis joint ventures while developing regional production and distribution centers near major markets, adding production centers in Florida, Nevada, and New York.

We have sold limited amounts of product to restaurants at $12.00 per pound and to retail consumers at $16.50 to $21.00 per pound, depending on size, which helps to validate our pricing strategy. Additionally, from 2011 to 2013, we had two successful North Texas test markets which distributed thousands of pounds of fresh product to customers within 24 hours following harvest. The fresh/live product was priced from $10.00 to $12.00 per pound wholesale, heads on, net price to the Company.

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

With our acquisition of NaturalShrimp Iowa (formerly Veroblue Farms USA, Inc.), the Company will utilize the aforementioned platform technologies to retrofit 344,000 square feet of the existing Iowa facilities that we expect to produce 12,000 pounds of shrimp per week. The combined output from La Coste, TX and Iowa should result in 15,000 pounds of shrimp production per week by the first quarter of 2023.

The regional production facilities to be located in Florida, Nevada, and New York are expected to begin construction from future funding. These production centers are not surrounded by commercial shrimp production, and we believe there will be a high demand for fresh shrimp in all of these locations. In addition, the Company will continue to use the land it owns in La Coste and Iowa to build as many systems as the Texas and Iowa markets demand.

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

Intellectual Property

We intend to take appropriate steps to protect our intellectual property. We have registered the trademark “NATURALSHRIMP” which has been approved and was published in the Official Gazette on June 5, 2012. On December 25, 2018, we were awarded U.S. Patent 10,163,199 “Recirculating Aquaculture System and Treatment Method for Aquatic Species” and, on April 12, 2022, we were awarded U.S. Patent 11,297,809 “Ammonia Control in a Recirculating Aquaculture System” covering all indoor aquatic species that utilizes proprietary art.

There are potential technical processes for which the Company may be able to file a patent. However, there are no assurances that such applications, if filed, would be issued and no right of enforcement is granted to a patent application. Therefore, the Company plans to use a variety of other methods, including copyright registrations as appropriate, trade secret protection, and confidentiality and non-compete agreements to protect its intellectual property portfolio.

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

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

● Texas Parks and Wildlife Department (TPWD) (renewed annually) - “Exotic species permit” to raise exotic shrimp (non-native to Texas). The La Coste facility is north of the coastal shrimp exclusion zone (east and south of H-35, where it intersects Hwy 21 down to Laredo) and therefore outside of TPWD’s major area of concern for exotic shrimp. This license is currently active, expiring on December 31, 2022.

● Texas Department of Agriculture (TDA) (renewed every two years) - “Aquaculture License” for aquaculture production facilities. License to “operate a fish farm or cultured fish processing plant.” This license is currently active, expiring on June 30, 2022. We do not intend to renew this license since it will not be needed in the future.

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

Subsidiaries

The Company has three wholly-owned subsidiaries including NSC, NS Global and NAS.

Human Capital Management

We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. In particular, we depend on the skills, experience, and performance of our senior management and engineering and technical personnel. We compete for qualified personnel with other industry experts.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, healthcare and insurance benefits, paid time off, family leave, and on-site services, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Environmental, Social, and Governance Efforts

Environmental Commitment

We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We monitor resource use, improve efficiency, and at the same time reduce our emissions and waste.

Social Responsibility

We are trusted aquaculture experts providing safe, efficient, and sustainable solutions to our existing and new communities. Our success is the direct result of the dedication and strength of our team and promotes equity, diversity, integrity, inclusion, reliability and accountability. We believe that a combination of diverse team members and an inclusive culture contributes to our success. Each member is a valued part of our team bringing a diverse perspective to help grow business and achieve our goals. Our tradition of serving employees, customers, and investors is at the core of our culture. For third-party vendor selection and oversight, we have standard operating procedures that apply to employees and subcontractors who, on our behalf, oversee and conduct technical protocols.

Employees

As of March 31, 2022, we had 25   full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also may engage experts in general business to advise us in various capacities. None of our employees are subject to a collective bargaining agreement, and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially. For additional information regarding risk factors, see “Forward-Looking Statements.”

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

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. We currently maintain key man insurance for Tom Untermeyer as the Chief Operating Officer and Chief Technical Officer. An unexpected partial or total loss of the services of the Chief Executive Officer and the Chief Financial Officer could be detrimental to our business.

Our expansion plans for our shrimp production facilities reflects our current intent and is subject to change.

Our current expansion plans are subject to change and the continuance of such plans will depend on the following factors, among others:

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

Prior to fiscal year 2021, we had been engaged principally in the research and development of our technology. Therefore, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

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

On December 15, 2020, we acquired all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed for the growth of barramundi fish, but the company never began production and declared bankruptcy on September 21, 2018. After acquisition, we began a modification process to convert the plant to produce shrimp. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC platform technology. The Company also plans to convert additional square footage currently used as storage to a shrimp processing plant. Final plans and decisions related to this project continue to be developed and we can provide no assurance that we will be able to provide the time and additional resources to further such development. The development of the facility is 40% completed with full development of the facility expected by December 31, 2022.

We face risks related to COVID-19 which could significantly disrupt our research and development, operations, sales, and financial results.

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

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all.

General inflation, including rising energy prices, and interest rates and wages could have negative impacts on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products. General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. Additionally, inflation and price volatility may cause our customers to reduce use of our products would harm our business operations and financial position.

Risks Related to Financing Our Business

Management has determined that there are factors that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended March 31, 2022, we had a net loss available for common stockholders of approximately $96 million. At March 31, 2022, we had an accumulated deficit of approximately $150 million and a working capital deficit of approximately $17 million.  These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. As we continue to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

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

We plan to obtain the future funding that we will need through the debt and equity markets, but there can be no assurance that we will be able to obtain additional funding when it is required. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to build shrimp production facilities or default on existing funding commitments to third parties. Our limited operating history may make it difficult to obtain future financing.

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

We have experienced significant operating losses in each period since we began investing resources in our production of shrimp. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the fiscal year ended March 31, 2022, we recorded a net loss available to common shareholders of approximately $96 million, or $(0.16) per share, as compared with approximately $6 million, or $(0.01) per share, of the corresponding period in 2021.  We expect to continue to incur operating losses until we reach sufficient commercial scale of our product to cover our operating costs. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

Although our common stock is listed for quotation on the OTCQB, under the symbol “SHMP”, and the trading volume of our stock has increased significantly over the last three calendar years, such liquidity may not continue to be sustainable. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If the public market for our common stock declines, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will continue or that a stockholder will be able to liquidate their shares of common stock without considerable delay, if at all. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2022, the management of the Company assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2022, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 5501 LBJ Freeway, Suite 450, Dallas, Texas 75240, where we pay $7,000 per month under an operating lease that expires on 10/31/2025.

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

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which as of December 6, 2021 was recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. As of the date of this report, 89,296,550 shares of common stock have been issued to the NSH shareholders.

The Company has resolved all outstanding litigation involving the Company and there are no suits or cases pending in which the Company is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, under the symbol “SHMP.” On June 28, 2022, the closing price of our common stock reported by the OTC Markets was $0.17 per share.

Transfer Agent

Our transfer agent is Transhare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of June 28, 2022, there were 543 shareholders of record of our common stock. As of such date, 737,697,070 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2022.

Recent Sales of Unregistered Securities

We have previously disclosed in our 10-Qs and 8-Ks filed since April 1, 2021, all sales of securities without registration under the Securities Act of 1933, as amended, during the fiscal year ended March 31, 2022.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2022, we did not repurchase any of our equity securities.

ITEM 6. [RESERVED]

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see “Forward-Looking Statements” at the beginning of this report and our Risk Factors under Item 1A of this report.

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

On January 30, 2015, we consummated the acquisition of the Assets pursuant to the Agreement. In accordance with the terms of the Agreement, we issued 75,520,240 shares of our common stock to NSH as consideration for the Assets. As a result of the transaction, NSH acquired 88.62% of our issued and outstanding shares of common stock; NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming company. We changed our name to “NaturalShrimp Incorporated” in 2015.

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

On October 16, 2015, we formed NAS. The purpose of NAS is to formalize the business relationship between our Company and F&T Water Solutions LLC (“F&T”) for the joint development of certain water technologies. The technologies shall include, without limitation, any and all inventions, patents, intellectual property, and know-how dealing with enclosed aquatic production systems worldwide. This includes construction, operation, and management of enclosed aquatic production, other than shrimp, facilities throughout the world, co-developed by both parties at our facility located outside of La Coste, Texas. On December 25, 2018, we were awarded U.S. Patent “Recirculating Aquaculture System and Treatment Method for Aquatic Species” covering all indoor aquatic species that utilizes proprietary art.

On December 15, 2020, we entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for us to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems, and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. The Company also agreed to issue 500,000 shares of Common Stock as a finder’s fee.

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

On August 25, 2021, the Company, through its 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”), The Equipment Rights involve specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology sublicense pertains to the rights to Hydrogas® and RLS®. Both Rights agreements are for a 10 year term, which shall automatically renew for ten year successive terms. The term can be terminated by written notice by mutual consent, or by either party upon a breach of contract, insolvency or filing of bankruptcy. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council.

The Company has three wholly-owned subsidiaries: NSC, NS Global, and NAS.

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

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believed that it was caused by a natural gas leak, but the fire was so extensive that the cause was undetermined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of all facilities at the La Coste location of approximately 53,000 square feet, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings. We received total insurance proceeds in the amount of $917,210, the full amount of our claim. These funds were utilized to rebuild a 40,000 square foot production facility at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire. As of the date of this report, this facility is production-ready and, while we have experienced supply chain issues due to COVID-19, we expect the combined output from the La Coste, Texas, and Webster City, Iowa should result in a total of 25,000 pounds of shrimp production for the calendar quarter that will end on June 30, 2022. Also, the Company is expecting to break ground on an 80,000 square foot expansion in La Coste during the third quarter 2022.

Recent Material Events

Securities Purchase Agreement – Secured Promissory Note

We entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on December 15, 2021. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $16,320,000 (the “Principal Amount”). The Note carried an original issue discount totaling $1,300,000 and a transaction expense amount of $20,000, both of which are included in the principal balance of the Note. The total purchase price of the Note was $15,000,000. The Note has an interest rate of 12% per annum. The maturity date of the Note is twenty-four (24) months from the issuance date of the Note (the “Maturity Date”). We also issued 3,000,000 warrants to Joseph Gunnar & Co., LLC (the placement agent) as placement agent fees.

We used the proceeds from the Note, in part, to repay the amounts currently owing to VeroBlue Farms USA, Inc. On December 23, 2021, the Company fully repaid the Notes with a payment of $4,556,164, of which $56,164 was interest. This included a $500,000 prepayment discount.

Beginning on the date that is six (6) months from the issuance date of the Note, the Investor has the right to redeem up to $1,000,000 of the outstanding balance per month. Payments may be made by the Company, at the Company’s option, (a) in cash, or (b) by paying the redemption amount in the form of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per the following formula: the number of redemption shares equals the portion of the applicable redemption amount divided by the Redemption Repayment Price. The “Redemption Repayment Price” equals 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date that the Investor delivers notice electing to redeem a portion of the Note. The right to pay the redemption amount in the form of shares of Common Stock is subject to there not being any Equity Conditions Failure (as defined in the Note). The redemption amount shall include a premium of 15% of the portion of the outstanding balance being paid. In addition to the Investor’s right of redemption, the Company has the option to prepay the Notes at any time prior to the Maturity Date by paying a premium of 15% plus the principal, interest, and fees owed as of the prepayment date.

Within 180 days of the issuance date of the Note, we were to obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Although this 180 day deadline has passed, the Investor has not issued a notice of default with regard to the Note, and we expect to negotiate an extension of the time to comply with this provision.

As soon as reasonably possible following the issuance of the Note, we will cause our Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. We will make a one-time payment to the Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%.

While the original Uplist deadline was March 1, 2022, the Investor has agreed to twice extend this deadline. The most recent extension was agreed to on May 18, 2022. In connection with the February 7, 2022 extension, the Company agreed that a one-time extension fee amount of $249,079 (less than two percent (2%) of the original Principal Amount) would be added to the outstanding balance of the Note.

The Uplist deadline was June 15, 2022. To the extent any event of default under the Note transaction documents had occurred prior to May 18, 2022, the Investor agreed to waive such event of default. Although June 15, 2022 has passed, the Investor has not issued a notice of default with regard to the Uplist deadline and we expect to negotiate an extension of the time to comply with this provision.

The Note is a secured obligation of the Company, to the extent provided for in the Security Agreement dated as of the date of the SPA (the “Security Agreement”) entered into by and among the Company and the Investor. The Note shall be senior in right of payment to all other Indebtedness (as defined in the Note) of the Company subject to the terms set forth in the Security Agreement. The Note is a direct obligation of the Company issued in accordance with the SPA. We granted a first priority security interest in and to all of the assets of the Company, provided, however, certain real property of the Company was to secured in favor of the Investor. Pursuant to the terms of the Note, there has been no increase in the Note’s outstanding balance nor has there been a notification of a Trigger Event.

Securities Purchase Agreement - Series E Preferred Stock and Warrant

On November 22, 2021, we entered into a securities purchase agreement (the “Purchase Agreement”) with one accredited investor (the “Purchaser”), for the offering (the “Offering”) of (i) one thousand five hundred (1,500) shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”) at a price of one thousand dollars ($1,000.00) per share and (ii) a warrant to purchase up to one million five hundred thousand (1,500,000) shares of the Company’s common stock (the “Warrant”), with an exercise price equal to $0.75, subject to adjustment therein. Pursuant to the Purchase Agreement, the Purchaser is purchasing the one thousand five hundred (1,500) shares of Series E Preferred Stock (the “Purchased Shares”) and the Warrant for an aggregate purchase price of one million five hundred thousand dollars ($1,500,000.00). The Warrant expires on November 22, 2026, the five (5)-year anniversary of the issue date. The Offering was a private placement with the Purchaser. The Offering closed on November 23, 2021.

We received approximately one million three hundred fifty thousand dollars ($1,350,000.00) in net proceeds from the Offering before exercise of the Warrant and after deducting the commission of Joseph Gunnar & Co., LLC (the placement agent) and other estimated offering expenses payable by the Company. We issued 267,429 warrants as placement agent fees.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and the other parties thereto, customary conditions to closing, indemnification obligations of the parties, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and other obligations of the parties.

Pursuant to the Purchase Agreement, from the date thereof until the date when the Purchaser no longer holds any of the Purchased Shares or the Warrant (the “Securities”), upon any issuance by the Company of its securities for cash consideration (a “Subsequent Financing”), the Purchaser may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the Securities then held for any securities or units issued in a Subsequent Financing on a $1.00-for-$1.00 basis and under the same terms and conditions as provided for in the Subsequent Financing.

The shares of Series E Preferred Stock have a stated value of $1,200 per share (the “Series E Stated Value”) and are convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share, subject to adjustment (the “Conversion Price”). The Series E Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the Series E Stated Value (plus any and all other amounts which may be owing in connection therewith) by the Conversion Price, subject to certain beneficial ownership limitations.

We have the right to redeem the Series E Preferred Stock shares by paying, in cash, a premium rate (with such rate ranging from 1.15 to 1.25) multiplied by the sum of (a) the Stated Value and (b) all amounts owed pursuant the Series E Preferred Stock Certificate of Designation (the “Certificate of Designation”) (included any accrued but unpaid dividends). The Company is required to redeem the Series E Preferred Stock shares on the one year anniversary of the date of issuance.

In addition, we shall, at the holder’s sole option, upon the occurrence of a Triggering Event and following a five (5) day opportunity to cure following written notice, to require the Company to redeem all of the Series E Preferred Stock shares for a redemption price, in cash, equal to the Triggering Redemption Amount ((a) 150% of the Stated Value and (b) all amounts owed pursuant the Certificate of Designation (included any accrued but unpaid dividends)). The Certificate of Designation defines Triggering Events as one of eleven (11) items including, a failure to deliver conversion shares, a failure to have a sufficient amount of authorized but unreserved shares available to issue to a holder upon a conversion, a bankruptcy event, a monetary judgment of over $500,000, and an event of default as defined in the Certificate of Designation.

Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum, payable quarterly (the “Preferred Dividends”).

The holders of Series E Preferred Stock rank senior to the Common Stock and Common Stock Equivalents (as defined in the Certificate of Designation) with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent).

Registration Rights Agreement

On November 22, 2021, in connection with the Purchase Agreement, the Company and the Purchaser entered into a registration rights agreement (the “Rights Agreement”) pursuant to which we agreed to, within fifteen (15) calendar days of November 22, 2021, the date of execution of the Rights Agreement, use its best efforts to file a registration statement or registration statements (as is necessary) with the SEC on Form S-1 (or, if such a form is unavailable, on such other form as is available for such registration) covering the resale of the Securities and the shares of Common Stock underlying the Securities, and pursuant to which the Company agreed that such registration statement will state, according to Rule 416 promulgated under the Securities Act, that such registration statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, dividends, or similar transactions.

The Warrant’s cashless exercise provision will go into effect if the Company violates the Rights Agreement.

Waiver

On April 14, 2021, the Company entered into a securities purchase agreement (the “April SPA”) to sell: (a) 9,090,909 shares of Common Stock at a price per share of $0.55; (b) warrants to purchase up to 10,000,000 shares of Common Stock, at an exercise price of $0.75 per share (the “April Warrants”); and (c) 1,000,000 shares of Common Stock with a value (although no purchase price will be paid) of $0.65 per share, with GHS Investments LLC (“GHS”), an accredited investor. Pursuant to the April SPA, until April 14, 2022, GHS has a right to participate in any subsequent financing that the Company conducts.

On November 22, 2021, GHS entered into a Waiver (the “Waiver”) whereby GHS agreed to waive its right to participate in the Offering and to participate in a possible $16.32 million debt financing for which the Company is still negotiating definitive documentation. There is no guarantee the Company will be able to secure such debt financing at all or on favorable terms to the Company. GHS also agreed to waive its right, pursuant to the Certificate of Designation, to exchange shares of Series E Preferred Stock held by GHS for securities issued in the debt financing, if the Company enters into such financing.

In consideration for GHS entering into the Waiver, the Company agreed to lower the exercise price of the April Warrants to $0.35 per share (the Conversion Price) and to issue warrants to purchase 3,739,000 shares of Common Stock with an exercise price of $0.75 per share with such warrants being substantially in the form of the Warrants. The shares of Common Stock underlying the warrant issued to GHS are being registered in the registration statement of which this prospectus forms a part.

The foregoing descriptions of the Purchase Agreement, the Warrant, the Certificate of Designation, the Rights Agreement, and the Waiver are qualified in their entirety by reference to the full text of such Purchase Agreement, Warrant, Certificate of Designation, Rights Agreement, and Waiver

The shares of Series E Preferred Stock, the Warrants and the GHS warrant were not registered for sale under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements. The issuance and sale of the Securities was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. No form of general solicitation or general advertising was conducted in connection with the issuance. The Securities contain (or will contain, where applicable) restrictive legends preventing the sale, transfer, or other disposition of such securities, unless registered under the Securities Act, or pursuant to an exemption therefrom.

Resolution of Gary Shover Litigation

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH shareholders to exchange each share of NSH held by a NSH shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which has been recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. As of March 31, 2022, the NSH shareholders have received 28,454,901 of the common shares of the Company issued for the settlement. As of the date of this report, 89,296,550 shares of common stock have been issued to the NSH shareholders.

Designation and Issuance of Series F Preferred Stock

On February 23, 2022, the Secretary of State of the State of Nevada delivered confirmation of the effective filing by the Company of its Certificate of Designation of Series F Convertible Preferred Stock (the “Series F Designation”). The Series F Designation authorized the issuance of up to 750,000 shares of the Company’s Series F Convertible Preferred Stock (“Series F Preferred Stock”), having such designations, rights and preferences as set forth therein.

The number of shares of Series F Preferred Stock authorized or outstanding shall not be affected by a subdivision of the Common Stock (by any forward stock split, stock dividend, recapitalization or otherwise) into a greater number of shares, or by a combination of the Common Stock (by combination, reverse stock split or otherwise) into a smaller number of shares.

On March 1, 2022, the Board of the Directors of the Company (the “Board”) issued 250,00 shares of Series F Preferred Stock to each of Gerald Easterling, William Delgado and Thomas Untermeyer in consideration for their past and future services as executive officers of the Company.

At any time after the three year anniversary of each respective date of the issuance of any share of Series F Preferred Stock (in each case, the “Issuance Date”), each individual holder shall have the right, at each individual holder’s sole option, to convert all of the shares of Series F Preferred Stock that such individual holds into shares of fully paid and nonassessable shares of Common Stock in an amount equal to 8% (eight percent) of the Company’s issued and outstanding shares of Common Stock as of the close of business on the day the Notice of Conversion (as defined in the Series F Designation) is sent to the Company. For the sake of clarity: (i) each individual holder cannot convert a portion of such holder’s shares of Series F Preferred Stock; rather, each individual holder must convert all of such holder’s holdings at the same time; and (ii) a reverse or forward stock split of the Common Stock will not affect the conversion rate.

Each individual holder of Series F Preferred Stock may only convert all of their shares of Series F Preferred Stock in one transaction. If the holder elects to convert all of its shares of the Series F Preferred Stock, it shall deliver three (3) days’ written notice thereof via email or overnight mail a notice of conversion (the “Notice of Conversion”) to the Company, listing the conversion date (the “Conversion Date”) which Notice of Conversion shall indicate (i) the holder is electing to convert all of their shares of Series F Preferred Stock, (ii) the Conversion Date, and (iii) the manner and the place designated for the surrender of the certificate or certificates representing the shares to be converted.

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), the Series F Designation authorizes each holder of outstanding shares of Series F Preferred Stock to cast one thousand (1,000) votes per each share of Series F Preferred Stock held by such holder as of the record date for determining stockholders entitled to vote on such matter.

Other than a change in par value or as a result of a stock dividend or subdivision, forward stock split, reverse stock split, split-up or combination of shares, at any time after the Issuance Date, in the case of any capital reorganization, any reclassification of the stock of the Company, or a Change in Control (as defined in the Series F Designation), the shares of Series F Preferred Stock shall, at the effective time of such reorganization, reclassification, or Change in Control, be automatically converted into the kind and number of shares of stock or other securities or property of the Company or of the entity resulting from such reorganization, reclassification, or Change in Control to which such holder would have been entitled if immediately prior to such reorganization, reclassification, reorganization, reclassification, or Change in Control it had converted its shares of Series F Preferred Stock into Common Stock.

The Series F holders will not be entitled to dividends, nor any distribution rights in the event of any liquidation, dissolution, or winding up of the Company.

Results of Operations

Comparison of the Year Ended March 31, 2022 to the Year Ended March 31, 2021

Revenue

We have not earned any significant revenues since our inception and, although we expect revenues to begin in fiscal year 2023, we can provide no assurances as to how significant they will be at that time.

Expenses

Our expenses for the fiscal year ended March 31, 2022 are summarized as follows, in comparison to our expenses for the fiscal year ended March 31, 2021:

	Years Ended March 31,
	2022	2021

Salaries and related expenses	$2,292,849	$499,280
Stock compensation	43,704,900	-
Professional fees	2,044,001	1,121,371
Other general and administrative expenses	2,666,651	836,069
Rent	72,417	15,518
Facility operations	1,097,745	403,029
Research and development	407,874	79,550
Depreciation	1,307,038	346,437
Amortization	881,500	-
Total	$54,474,975	$3,301,254

Operating expenses for the fiscal year ended March 31, 2022 were $54,474,975, an increase of approximately 1,550% as compared to operating expenses for the same period in 2021. The overall change in expenses is mainly due to the granting of stock compensation as well as the increase in salary, professional services, facility operations and other general and administrative expenses, as well as depreciation, and the amortization of the intangible assets. The Company’s issuance of 250,000 shares of Series F Preferred Stock on March 1, 2022, to each of the three executive officers of the Company, for a total of 750,000 shares of Series F Preferred Stock, $43,612,000 was recognized as stock compensation. The fair value of the stock compensation has been recognized based on the estimated value of the instruments we would be obligated to provide to the holders upon their conversion to common shares, which for all three holders of Series F Preferred Stock would reflect 24% of the fair value of the outstanding common shares as of the grant date. The increase in professional fees is due to an increase in legal services related to the Gary Shover legal settlement, the redemption of the Series D Preferred Stock, the new Series E and F Preferred Stock and services in connection with the expected listing of our common shares to Nasdaq, as well as an increase in accounting and consulting fees over the same period in the previous year. The increase in the other expenses were mostly based on the progress of the plants as well as the operations to begin the production of shrimp, including additional employees and maintenance. The increase in depreciation is due to the increase in fixed assets, including the acquisition with VeroBlue Farms USA, Inc. during December 2020, for which the depreciation for the year ending March 31, 2022 is for a full fiscal year. The new amortization expense is for the patents acquired and the rights agreements entered into in the current year.

Liquidity, Financial Condition and Capital Resources

As of March 31, 2022, we had cash on hand of approximately $1,734,000 and a working capital deficiency of approximately $17,017,000, as compared to cash on hand of approximately $156,000 and a working capital deficiency of approximately $3,614,000 as of March 31, 2021. The increase in the working capital deficiency for the fiscal year ended March 31, 2022 as compared to 2021 is mainly due to an approximate $4,018,000 increase in current assets, offset by approximately $17,421,000 increase in current liabilities, as discussed in further detail below.

The increase in current assets is based on the increase in cash on hand and the remaining $1,500,000 held in an escrow account from the proceeds of the convertible debenture, as well as an approximately $856,000 increase in prepaid expenses. The change in current liabilities is mainly a result of additions of the derivative liability of $13,101,000 fair value as of the year end, and the warrant liability fair value of $3,923,000 as of the end of the year, and, additionally, the increase in accounts payable and accrued interest.

Working Capital Deficiency

Our working capital deficiency as of March 31, 2022, in comparison to our working capital deficiency as of March 31, 2021, can be summarized as follows:

	March 31,	March 31,
	2022	2021
Current assets	$4,829,141	$811,134
Current liabilities	21,846,261	4,425,512
Working capital deficiency	$17,017,120	$3,614,378

The increase in current assets is due to the remainder of the receipt of the cash for the December 15, 2021 convertible debenture including the $1,500,000 in escrow, as well as an approximately $856,000 increase in prepaid expense. The increase in the prepaid expense is mainly due to approximately $965,000 related to work being done at the Iowa facilities. The increase in current liabilities is primarily due to the addition of the derivative related to the new convertible note, with a fair value of $13,101,000 as of the year end. Additionally, due to the derivative, the existing warrants were classified as a liability, with a fair value of $3,923,000 as of the current fiscal year end. Lastly, there also is an increase of approximately $1,839,000 in accounts payable and $427,000 in accrued interest mostly related to the new convertible debenture. The increases in liabilities are offset by the settlement of bank loans and lines of credit and non-current short term notes and notes payable to related parties, as well as accrued expenses of approximately $316,000 related to the Vero Blue acquisition recognized in the gain on Vero Blue debt settlement.

Cash Flows

Our cash flows for the year ended March 31, 2022, in comparison to our cash flows for the year ended March 31, 2021, can be summarized as follows:

	Years Ended March 31,
	2022	2021
Net cash used in operating activities	$(13,393,373)	$(2,377,377)
Net cash used in investing activities	(7,614,337)	(7,537,630)
Net cash provided by financing activities	22,585,954	9,961,311
Net change in cash	$1,734,040	$46,304

The increase in net cash used in operating activities in the year ended March 31, 2022 compared to the same period in 2021 is attributable mainly due to the approximately $80,673,000 increase in the net loss being offset by the fair value of the shares issued for the legal settlement of $29,388,000 and the Series F Preferred Stock issued to the executive officers for a fair value of approximately $43,705,000. The offset of the increase in the net loss also consists of the addition this period of amortization of the new intangible assets, as well as the approximate $2,616,000 amortization of the debt discount related to the new convertible debenture. Furthermore, the offset includes the financing costs related to the transactions in connection with the new convertible note, which contains approximately $1,373,000 and $249,000, respectively, for an extension fee. In addition to the offsets, there also was an increase in accounts payable and prepaid expenses and the change in fair value of the warrant liability, which occurred in the current year.

The net cash used in investing activities in the year ended March 31, 2022 includes approximately $2,264,000 in cash paid for machinery and equipment and construction in process to continue to build our facilities. We paid cash of $2,000,000 towards the patent acquisition with F&T, and $1,000,000 in cash towards the acquisition of the shares of the non-controlling interest in NAS. Additionally, there was $2,350,000 in cash paid for the license agreement. In the same period in 2021, the Company had $5,000,000 in cash paid for the VeroBlue Farms USA, Inc. asset acquisition, as well as $3,455,000 paid for machinery and equipment and construction in process to rebuild our La Coste facility and was offset by the $917,210 of cash proceeds received from the insurance settlement for the fire to the pilot production plant.

The net cash provided by financing activities increased by approximately $12,625,000 between years. For the current period, we received approximately $17,277,000 in net proceeds from the issuance of common shares under an equity agreement, $13,905,000 in net proceeds from the new convertible debenture, as well as $1,348,000 from the sale of Series E Redeemable Convertible Preferred Stock. The Company paid off bank loans and lines of credit for approximately $768,000, and notes payable and convertible debentures of approximately $5,673,000 (which included $655,750 to a related party). In the same period in the prior year, we received $3,250,000 from the sale of Series B Convertible Preferred Stock, $6,050,000 from the sale of Series D Redeemable Convertible Preferred Stock, and $600,000 from a new convertible debenture, as well as $103,200 from a Paycheck Protection Program (“PPP”) loan, which was forgiven in the current fiscal year, and $50,000 connected to the Vista Capital Investments, LLC warrant settlement.

Our cash position was approximately $1,734,000 as of March 31, 2022. Management believes that our cash on hand and working capital are not sufficient to meet our current anticipated cash requirements for the next twelve months, as more fully described below.

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

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of March 31, 2021. The line of credit is unsecured. The balance of the line of credit was $9,580 at March 31, 2022.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of March 31, 2021. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2022 .

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

Convertible Debentures

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on December 15, 2021. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $16,320,000 (the “Principal Amount”). The Note has an interest rate of 12% per annum, with a maturity date 24 months from the issuance date of the Note (the “Maturity Date”). The Note carried an original issue discount totaling $1,300,000 and a transaction expense amount of $20,000, both of which are included in the principal balance of the Note. The Note had $2,035,000 in debt issuance costs, including fees paid in cash of $1,095,000 and 3,000,000 warrants issued to placement agents with a fair value of $940.000. The warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $12,985,000, based on assumptions used in a bi-nomial option pricing model.

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

Notes Payable

On December 15, 2020, in connection with the asset acquisition with VBF (Note 3), the Company entered into two notes payable with a third party. The first note, Promissory Note A, is for principal of $3,000,000, which is payable in 36 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. Promissory Note B, is for principal of $2,000,000, which is payable in 48 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. On December 23, 2021, the Company paid off the two notes, for a discount of $4,500,000, and recognized a gain on settlement of note, including accrued interest, of $815.943.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019 (Note 14) for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of March 31, 2022 and 2021 was $215,604 and $311,604, with $96,000 classified in current liabilities for both year ends on the consolidated balance sheets.

Sale and Issuance of Common Stock

During the year ended March 31, 2022, the Company issued 35,772,729 shares of the Company’s common stock upon of the sale of common shares and warrants for net cash proceeds of approximately $17,274,000.

During the year ended March 31, 2022, the Company issued 1,329,246 shares of the Company’s common stock upon conversion of approximately $421,000 of their outstanding convertible debt and accrued interest.

During the year ended March 31, 2022, the Company has converted 839 shares of Series B Preferred Stock including dividends-in-kind into 10,068,000 shares of the Company’s common stock.

During the year ended March 31, 2022, the Company has converted 125 shares of Series D Preferred Stock including dividends-in-kind into 428,572 shares of the Company’s common stock.

During the year ended March 31, 2022, the Company issued 12,871,287 shares of the Company’s common stock to Hydrenesis Aquaculture LLC in relation to a Technical Rights Agreement and 13,861,386 shares of the Company’s common stock to F&T for the acquisition of Patent Rights and the non-controlling interest of NAS .

Common Shares Issued to Consultants

During the three months ended December 31, 2021, three consultants were issued a total of approximately 430,000 shares of common stock, with a total fair value of approximately $158,000, based on the market price of $0.36 on the grant date.

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $121,875 vested through March 31, 2022.

On May 24, 2021, the Company entered into an agreement with a consultant, with a three-month term, that shall automatically renew each three months unless one party terminates the agreement. The compensation shall be $12,500 in cash per month for the first six months and $15,000 per month thereafter. Also included in compensation are 200,000 shares of common stock, with a fair value of $99,600 based upon the market price of $0.50 upon the grant date. The shares of common stock will vest in quarterly installments, with 50,000 to vest immediately, and 50,000 each quarter at $24,900, and was fully vested by the year end March 31, 2022.

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

The Series D PS were to be redeemed by the Corporation on the date that is no later than one calendar year from the date of its issuance. The Series D PS are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver shares of the Company’s common stock requested under conversion notices. The triggering redemption amount was 150% of the stated value.

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

Series E Preferred Stock

On April 14, 2021, the Board authorized the issuance of 10,000 shares of the Company’s Series E Preferred Stock. The shares of Series E Preferred Stock have a stated value of $1,200 per share and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share, subject to adjustment (the “Conversion Price”). The Series E Preferred Stock is convertible into that number of shares of common stock determined by dividing the Series E Stated Value (plus any and all other amounts which may be owing in connection therewith) by the Conversion Price, subject to certain beneficial ownership limitations. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum, payable quarterly. Each share of Series E Preferred Stock shall be redeemed by the Company on the date that is no later than one calendar year from the date of its issuance. The Series E Preferred Stock are also redeemable at the Company’s option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The holders of Series E Preferred Stock rank senior to the Common Stock and Common Stock Equivalents (as defined in the Series E Designation) with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Based upon a subsequent financing, the holder has the option to exchange (in lieu of conversion), all or some of the shares of Series E Preferred Stock then held for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis. In the event of a Fundamental Transaction, the holder has the option to request that the Company or the successor entity shall purchase the Preferred Stock from the Holder on the date of such request by paying to the Holder cash in an amount equal to the Black Scholes value. Upon any triggering event, including a change in control or the Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion, each holder shall have the right, exercisable at the sole option of such holder, to require the Company to redeem all of the Series E Preferred Stock then held by such holder for a redemption price, in cash, equal to the Triggering Redemption Amount (150% of the Stated Value and all accrued but unpaid dividends and all liquidated damages, late fees and other costs), and increase the dividend rate on all of the outstanding Preferred Stock held by such Holder to 18% per annum thereafter. Upon any liquidation, dissolution or winding-up of the Company, the holders shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Preferred Stock, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) into 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). The Company analyzed the conversion feature of the Series E Preferred Stock issued on April 14, 2021, under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $3,270.000 to recognize, which will be amortized over the term of the note using the effective interest method. During the year ended March 31, 2022, the total Series E Preferred Stock BCF amortization, including the November 22, 2021, SPA, was $3,326,172.

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share and (ii) a warrant to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $0.75, which expires in five years, for a purchase price of $1,500,000. The warrant has a fair value of $561,000, estimated using the Black Scholes Model. The Company also issued 267,429 warrants as placement agent fees, with a fair value of $101,000, estimated with the same assumptions. All of the warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $170.000 to recognize, which will be amortized over the term of the note using the effective interest method. The Company will accrete the carrying value, reflecting the discount of $300,000 between the stated value and purchase price and the fair value of the warrants issued of $662,000, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption.

During the year ended March 31, 2022, 2,400 shares of Series E Preferred Stock were converted into 8,228,572 shares of common stock. As of March 31, 2022, there are 2,840 shares of Series E Preferred Stock outstanding.

Series F Preferred Stock

On February 22, 2022, the Board of Directors authorized Series F Preferred Stock. The Series F Preferred Stock have a par value of $0.0001. The Series F Designation authorized the issuance of up to 750,000 shares of the Company’s Series F Convertible Preferred Stock. At any time after the three year anniversary of the issuance of the shares of Series F Preferred Stock (the “Issuance Date”), each individual holder shall have the right, at each individual holder’s sole option, to convert all of the shares of Series F Preferred Stock that such individual holds into shares of fully paid and nonassessable shares of common stock in an amount equal to 8% of the Company’s issued and outstanding shares of common stock. Each individual holder of Series F Preferred Stock may only convert all of their shares of Series F Preferred Stock in one transaction. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company each holder of outstanding shares of Series F Preferred Stock will cast 1,000 votes per each share of Series F Preferred Stock held by such holder. The holders are not entitled to receive dividends, nor are they entitled to receive any distributions in the event of any liquidation, dissolution or winding down of the Company, either voluntarily or involuntarily. The Company determined that the conversion feature was not required to be bifurcated as the conversion provision was determined to be clearly and closely related to the Series F Preferred Stock host instrument.

In the case of any capital reorganization, any reclassification of the stock of the Company, or a Change in Control, the shares of Series F Preferred Stock shall, at the effective time of such reorganization, reclassification, or Change in Control, be automatically converted into the kind and number of shares of stock or other securities or property of the Company or of the entity resulting from such reorganization, reclassification, or Change in Control to which such holder would have been entitled if immediately prior to such reorganization, reclassification, or Change in Control it had converted its shares of Series F Preferred Stock into common stock.

On March 1, 2022, the Board of Directors of the Company issued 250,00 shares of Series F Preferred Stock to each of Gerald Easterling, William Delgado and Thomas Untermeyer in consideration for their past and future services as executive officers of the Company, for a total of 750,000 shares of Series F Preferred Stock. The fair value of the stock compensation has been recognized based on the estimated value of the instruments the Company would be obligated to provide to the holders upon conversion to common shares, which for all three Series F PS holders would reflect 24% of the fair value of the outstanding common shares as of the grant date of March 1, 2022. Based on the number of outstanding shares of common stock plus shares payable, of 738,687,135, and the market value of the common stock of $0.246 on that date, the total stock compensation was $43,612,000. In accordance with ASC 718, as the shares are fully vested on the grant date, as well as all services required to be provided have occurred, the stock compensation was immediately recognized.

Going Concern

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to March 31, 2022 of approximately $150 million, as well as negative cash flows from operating activities of approximately $13 million. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.     Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of March 31, 2022 and March 31, 2021.

The Derivative and Warrant liabilities are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 674,832,000 underlying common shares, 2,840 shares of Series E Redeemable Convertible Preferred shares with approximately 9,737,000 underlying shares of common stock that are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 162,080,000 underlying common shares, and approximately $18,768,000 in a convertible debenture with approximately 98,779,000 underlying shares of common stock that are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended March 31, 2021, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 560,745,000 underlying common shares, 607 shares of Series B Preferred shares with approximately 1,202,000 underlying shares of common stock that are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 6,050 of shares of Series D Preferred shares with approximately 60,050,000 underlying shares of common stock that are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Impairment of Long-lived Assets and Long-lived Assets

The Company will periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review and at least annually. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for the cost to dispose.

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

As of March 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our consolidated subsidiaries. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2022 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. . As a company with limited accounting resources, a significant amount of management’s time and attention has been and will be diverted from our business to ensure compliance with these regulatory requirements.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of independent Board of Directors (as of the balance sheet date) and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	Establish an independent Board of Directors (which we expect to establish in our second fiscal quarter that will end on September 30, 2022) and an Audit Committee to provide oversight for remediation efforts and ongoing guidance regarding accounting, financial reporting, overall risks and the internal control environment;
●	Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties; and
●	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Name	Age	Position	Since
Gerald Easterling	74	Chief Executive Officer, President and Director	2015
William Delgado	63	Treasurer, Chief Financial Officer and Director	2014
Tom Untermeyer	63	Chief Operating Officer, Chief Technology Officer, Secretary and Director	2019

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

We believe Mr. Easterling is qualified to serve on our board of directors because of his technical expertise and historical knowledge of our business.

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

Committees of the Board

Our Board of Directors held one formal meeting in the fiscal year-ended March 31, 2022  . Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). To our knowledge, based solely on a review of reports furnished to it, our officers, directors and ten percent holders have made the required filings other than the following: Each of Messrs. Easterling, Delgado, and Untermeyer has not yet filed a Form 4 to report the March 2022 issuance of 250,000 shares of Series F Preferred Stock to each such person.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o NaturalShrimp Incorporated, 5501 LBJ Freeway, Suite 450, Dallas, Texas 75240.

Director Nominations

As of March 31, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2022 and 2021 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal				Stock	Option	Non-Equity Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Gerald Easterling,	2022	$206,836	$200,000	$14,537,333	-	-	$14,385	$14,958,554
Chairman of the Board and CEO (1)	2021	$116,000	-	-	-	-	$42,334	$158,334

William Delgado,	2022	$146,667	$300,000	$14,537,333	-	-	$-	$14,984,000
CFO (2)	2021	$-	-	-	-	-	-	$-

Tom Untermeyer,	2022	$186,667	$200,000	$14,537,333		-	$14,385	$14,938,385
COO (3)	2021	$112,000	-	-	-	-	$12,885	$124,885

(1)	Mr. Easterling is entitled to receive medical insurance reimbursement, of which $8,386 and $17,834 was paid during the fiscal years ending March 31, 2022 and 2021, respectively. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which $6,000 was paid during the fiscal year ended March 31, 2022. As of March 31, 2022 and 2021, Mr. Easterling is owed zero and $33,836, respectively, for accrued and unpaid salary. On March 1, 2022, Mr. Easterling was issued 250,000 shares of Series F Preferred Stock with a fair value of $14,537,333.

(2)	Mr. Delgado received compensation of $446,667 and zero for the fiscal years ending March 31, 2022 and 2021, respectively. On March 1, 2022, Mr. Delgado was issued 250,000 shares of Series F Preferred Stock with a fair value of $14,537,333.

(3)	As of March 31, 2022 and 2021, Mr. Untermeyer is owed $64,000 and $96,000, respectively, for accrued and unpaid salary. Mr. Untermeyer is entitled to receive medical insurance reimbursement, of which $8,385 was paid during the fiscal year ending March 31, 2022. Mr. Untermeyer is also entitled to an automobile allowance of $500 per month, of which $6,000 was paid during the fiscal year ending March 31, 2022. On March 1, 2022, Mr. Untermeyer was issued 250,000 shares of Series F Preferred Stock with a fair value of $14,537,333.

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

On May 4, 2021, the Company’s Board of Directors approved an increase to Mr. Easterling’s salary to $180,000 per annum.

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

On May 4, 2021, the Company’s Board of Directors approved an increase to Mr. Untermeyer’s salary to $160,000 per annum.

William Delgado

Mr. Delgado does not have an employment agreement with the Company. On May 4, 2021, the Company’s Board of Directors approved a salary for Mr. Delgado of $180,000 per annum.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding our shares of common stock and our voting shares beneficially owned as of June 14, 2022 and is based on (a) 737,447,070 shares of common stock issued and outstanding, (b) 5,000,000 shares of Series A Preferred Stock issued and outstanding all owned by Gerald Easterling (which equals 60 million votes and is convertible into the number of shares of common stock equal to the difference between our authorized and issued shares of common stock (162,552,930 shares); (c) 2,440 shares of Series E Preferred Stock issued and outstanding (which is convertible into 8,364,445 shares of common stock and votes on an as-converted basis); and (d) 750,000 shares of Series F Preferred Stock issued and outstanding (which equals 750 million votes and is not currently convertible into shares of common stock) for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock and voting shares, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 14, 2022. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 14, 2022 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each of the shareholders listed below is: 15150 Preston Road, Suite #300, Dallas, TX 75248.

Beneficial Owner	Common Stock Shares Beneficially Owned		% of Common Stock Shares Beneficially Owned		Voting Shares Beneficially Owned		% of Voting Shares Beneficially Owned (7)
Gerald Easterling	163,611,582	(1)	18.18	%(3)	551,058,652	(4)	42.53%
William Delgado	5,215,719	(2)	0.71%		255,215,719	(5)	25.63%
Tom Untermeyer	195,300 (2)		0.03%		250,195,300	(6)	25.12%
Total	169,022,601		18.780%		1,056,469,671		58.83%

(1)	Consists of (a) 1,058,652 shares of common stock and (b) 162,552,930 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(2)	Consists solely of shares of common stock owned. Mr. Delgado’s shares are held by Dragon Acquisitions LLC, of which Mr. Delgado is the managing member.

(3)	Soley with regard to Mr. Easterling, the percentage is based on the 737,447,070 shares of common stock outstanding plus the 162,552,930 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(4)	Consists of (a) 1,058,652 shares of common stock, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock held by Mr. Easterling is entitled (60 votes per share), and (c) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Easterling is entitled (1,000 votes per share).

(5)	Consists of (a) 5,215,719 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Delgado is entitled (1,000 votes per share).

(6)	Consists of (a) 195,300 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Untermeyer is entitled (1,000 votes per share).

(7)	Each percentage in this column is based on (a) 737,447,070 shares of common stock outstanding, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock outstanding is entitled (60 votes per share), (c) 8,364,445 votes to which the 2,440 shares of Series E Preferred Stock outstanding is entitled, and (d) 750 million votes to which the 750,000 shares of Series F Preferred Stock outstanding is entitled (1,000 votes per share).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2022, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 1, 2016 we entered into a note payable agreement with NSH. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 and $735,000, as of March 31, 2022 and March 31, 2021, respectively.

A shareholder of NSH, Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH shareholders to exchange each share of NSH held by a NSH shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. We recognized a fair value of $29,388,000, based on the market value of our common shares of $0.316 on the date the case was closed, for approximately 93 million shares to be issued in the settlement. As of the date of this report, 89,296,550 shares of common stock have been issued to the NSH shareholders.

Gerald Easterling

On January 10, 2017, we entered into a promissory note agreement with Community National Bank in the principal amount of $245,000, with an annual interest rate of 5% and a maturity date of January 10, 2020 (the “CNB Note”). The CNB Note is secured by certain real property owned by the Company in La Coste, Texas, and was also personally guaranteed by the Company’s President and Chairman of the Board, as well as certain non-affiliated shareholders of the Company. As consideration for the guarantee, the Company issued 600,000 shares of common stock to the guaranteeing shareholders, not including the Company’s President and Chairman of the Board, which was recognized as debt issuance costs. On January 10, 2020, the CNB Note was amended with a new loan amount of $222,736 principal, plus interest. Interest is 5.75% per annum. Monthly installments of $1,780 are due on the first of each month, beginning March 1, 2020, with a maturity date February 1, 2037. The note was paid off in full on December 20, 2021.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

Director Independence

Our board of directors consists of Gerald Easterling, William Delgado, Tom Untermeyer, Thomas B. Pickens III, Dr. Paraic J. Mulgrew, Dr. Edward R. Rashid, and Edward Johnson. Our securities are quoted on the OTC Markets Group, which does not have any director independence requirements. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ Capital Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues. Based on these standards, we have determined that Messrs. Easterling, Untermeyer and Delgado are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, our Board of Directors engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit our annual financial statements. The following tables set forth the fees billed to us for professional services rendered by TSC for the years ended March 31, 2022 and 2021:

Services	2022	2021
Audit fees	$46,500	$51,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$46,500	$51,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

3.1*	Articles of Incorporation as amended (the latest amendment was filed on October 30, 2018)
3.2	Bylaws	S-1	3.2	6/11/2009
3.3	Certificate of Designation of Series A Preferred Stock	8-K	3.1	8/22/2018
3.4	Certificate of Designation of Series B Preferred Stock	10-Q	3.1	11/14/2019
3.5	Certificate of Designation of Series D Preferred Stock	8-K	3.1	12/22/2020
3.6	Certificate of Designation of Series E Preferred Stock	8-K	3.1	4/15/2021
3.7	Certificate of Designation of Series F Preferred Stock	8-K	3.1	3/1/2022
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
4.2*	Description of Securities
4.3	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC	10-K	10.21	6/29/2017
4.4	Common Stock Purchase Warrant dated July 31, 2017, issued to Crown Bridge Partners LLC	10-Q	10.8	2/14/2018
4.5	Common Stock Purchase Warrant dated August 28, 2017, issued to Labrys Fund, LP	10-Q	10.11	2/14/2018
4.6	Common Stock Purchase Warrant dated October 2, 2017, issued to Crown Bridge Partners LLC	10-Q	10.17	2/14/2018
4.7	Form of Warrant dated April 14, 2021, issued to Investor	8-K	4.1	4/15/2021
4.5	Form of Pre-Funded Common Stock Purchase Warrant, dated June 28, 2021	8-K	4.1	7/2/2021
4.9	Form of Warrant, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	4.1	11/24/2021
4.10	Form of Secured Convertible Promissory Note, dated December 15, 2021	8-K	4.1	12/21/2021
10.1+	Employment Agreement dated April 1, 2015 with Gerald Easterling	8-K	10.3	5/7/2015
10.2	Form of Securities Purchase Agreement, dated as of April 14, 2021, by and between the Company and the Purchaser	8-K	10.1	4/15/2021
10.3	Form of Exchange Agreement, dated as of April 14, 2021 by and between the Company and a holder of the Series D Preferred Stock	8-K	10.2	4/15/2021
10.4	Securities Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021	8-K	10.1	6/1/2021
10.5#	Patents Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.2	6/1/2021
10.6	Form of Leak-Out Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.3	6/1/2021
10.7	Form of Securities Purchase Agreement, dated June 28, 2021, by and between the Company and the Purchaser	8-K	10.2	7/2/2021
10.8	Form of Securities Purchase Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.1	11/24/2021
10.9	Form of Registration Rights Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.2	11/24/2021
10.10	Form of Waiver	8-K	10.3	11/24/2021
10.11	Securities Purchase Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.1	12/21/2021
10.12	Security Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.2	12/21/2021
21.1*	Subsidiaries of the Registrant.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
+ Management compensatory plan or contract.

# # Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)

Date:	June 29, 2022

By:	/s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gerald Easterling	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	Date: June 29, 2022
Gerald Easterling

/s/ William Delgado	Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	Date: June 29, 2022
William Delgado

/s/ Tom Untermeyer	Chief Operating Officer, Chief Technology Officer, Secretary, and Director	Date: June 29, 2022
Tom Untermeyer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2022 and 2021

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalShrimp Incorporated.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Description of Matter

Preferred Stock

As discussed in Note 12 to the financial statements, the Company entered into certain financing transactions which included the issuance of multiple series of preferred stock. The various series of preferred stock included designations for conversion into common stock as well as other privileges which required unique presentation and accounting treatment within the financial statements.

We identified the accounting evaluation of the features in the preferred stock instrument to be a critical audit matter because the evaluation of the appropriate accounting treatment for this area involved a high degree of auditor judgment and an increased extent of effort to evaluate the Company’s conclusions.

How the Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the presentation and accounting for the preferred stock involved the following procedures, among others:

-	We obtained management’s analysis of the various rights and privileges included in the preferred stock designations.

-	We read and analyzed the terms included in the preferred stock designations to identify and assess the reasonableness of management’s accounting treatment for the various features in these instruments as they impacted both accounting and presentation in the financial statements.

Description of Matter

Convertible Debt Instruments

As disclosed in Note 9 to the financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgements around the valuation for these embedded derivatives. These embedded derivatives were measured at fair value.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using an option pricing model to measure the fair value of the bifurcated derivatives. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s option pricing model.

How the Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-	We evaluated the fair value of the bifurcated derivatives that included testing the valuation model and assumptions utilized by management and underlying data used in the model.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

June 29, 2022

We have served as the Company’s auditor since 2015.

Turner, Stone & Company, L.L.P.
Accountants and Consultants
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251
Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665
Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS
Current assets
Cash	$1,734,040	$155,795
Accounts receivable	14,385	-
Escrow account	1,500,000	-
Inventory	69,170	-
Prepaid expenses	1,511,546	655,339

Total current assets	4,829,141	811,134

Fixed assets, net	14,798,103	12,236,557

Other assets
Construction-in-process	1,087,101	1,873,219
Patents, net	6,658,500	-
License Agreement, net	10,222,376	-
Right of Use asset	282,753	275,400
Deposits	20,633	20,633

Total other assets	18,271,363	2,169,252

Total assets	$37,898,607	$15,216,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,802,787	$963,289
Accrued interest	500,450	73,350
Accrued interest - related parties	203,520	187,520
Other accrued expenses	207,418	602,368
Accrued expenses - related parties	200,000	-
Short-term Promissory Note and Lines of credit	20,044	573,621
Bank loan	-	8,725
PPP loan	-	103,200
Convertible debenture	-	483,637
Note payable	96,000	96,000
Notes payable - related parties	495,412	1,151,162
Dividends payable	296,630	182,639
Derivative liability	13,101,000	-
Warrant liability	3,923,000	-

Total current liabilities	21,846,261	4,425,511

Bank loans, less current maturities	-	206,127
Convertible debenture, less unamortized debt discount of $13,940,000	2,629,079	-
Notes payable	-	5,000,000
Note payable, less current maturities	119,604	215,604
Lease Liability	286,253	275,400

Total liabilities	24,881,197	10,122,642

Commitments and contingencies (Note 17)

Series D Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 0 and 6,050 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	-	2,023,333

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 2,840 and 0 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	2,539,176	-

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 and 0 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	43,612,000	-

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2022 and March 31, 2021	500	500

Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 0 and 607 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	-	-

Common stock, $0.0001 par value, 900,000,000 shares authorized, 674,831,624 shares issued and 674,644,124 shares outstanding at March 31, 2022 and 560,745,180 and 379,742,524 shares issued and outstanding at March 31, 2021, respectively	67,500	56,075

Additional paid in capital	96,701,607	56,649,491
Stock payable	20,132,650	136,000
Subscription receivable	-	-
Accumulated deficit	(150,036,023)	(53,683,268)
Total stockholders’ deficit attributable to NaturalShrimp, Inc. shareholders	(33,133,766)	3,158,798

Non-controlling interest in NAS	-	(87,830)

Total stockholders’ deficit	(33,133,766)	3,070,968

Total liabilities, mezzanine and stockholders’ deficit	$37,898,607	$15,216,943

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31, 2022	March 31, 2021

Sales	$33,765	$-

Operating expenses:
General and administrative	49,956,514	2,472,238
Research and development	407,874	79,550
Facility operations	1,922,049	403,029
Depreciation	1,307,038	346,437
Amortization	881,500	-

Total operating expenses	54,474,975	3,301,254

Net loss from operations	(54,441,210)	(3,301,254)
		1549.1%
Other income (expense):
Interest expense	(726,243)	(144,204)
Amortization of debt discount	(2,616,364)	(47,273)
Financing costs	(1,904,074)	(64,452)
Change in fair value of derivative liability	(116,000)	(29,000)
Change in fair value of warrant liability	1,987,000	-
Forgiveness of PPP loan	103,200	-
Gain on Vero Blue debt settlement	815,943	-
Legal Settlement	(29,400,000)	-

Total other income (expense)	(31,856,538)	(284,929)

Loss before income taxes	(86,297,748)	(3,586,183)

Provision for income taxes	-	-

Net loss	(86,297,748)	(3,586,183)

Less net loss attributable to non-controlling interest	-	(5,729)

Net loss attributable to NaturalShrimp Inc.	(86,297,748)	(3,580,454)

Amoritzation of beneficial conversion feature on Preferred shares	(3,349,198)	(1,720,833)
Accretion on Series D Preferred shares	(337,834)	(302,500)
Redemption and exchange of Series D Preferred shares	(5,792,947)	-
Dividends	(575,029)	(317,083)

Net loss available for common stockholders	$(96,352,755)	$(5,920,870)

EARNINGS PER SHARE (Basic and diluted)	$(0.16)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	619,123,768	501,477,593

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid in	Stock	Accumulated	Non-controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	deficit	interest	deficit

Balance March 31, 2020	5,000,000	$500	2,250	$-	379,742,524	$37,975	$43,533,242	$-	$(46,427,396)	$(82,101)	$(2,937,780)

Issuance of common stock upon conversion					39,735,626	3,974	547,047				551,021
Reclass of derivative liability upon conversion or redemption of related convertible debentures							205,000				205,000
Purchase of Series B Preferred shares			3,250	-			3,250,000				3,250,000
Beneficial conversion feature related to the Series B Preferred Shares							1,335,000		(1,335,000)		-
Dividends payable on Series B PS									(317,085)		(317,085)
Series B PS Dividends in kind issued			115	-			134,442				134,442
Conversion of Series B PS to common stock			(5,008)	-	113,517,030	11,351	(11,351)				-
Common stock issued in Vista Warrant settlement					17,500,000	1,750	608,250				610,000
Reclass of warrant liability upon the cancellation of warrants under Vista Warrant settlement							90,000				90,000
Common stock issued to consultant					4,250,000	425	744,825				745,250
Beneficial conversion feature related to the Series D Preferred Shares							6,050,000				6,050,000
Amortization of beneficial conversion feature related to Series D Preferred Shares									(1,720,833)		(1,720,833)
Accretion on Series D Preferred shares									(302,500)		(302,500)
Commitment shares issued with Series D Preferred Shares					6,000,000	600	(600)				-
Common stock to be issued as finder’s fees related to asset acquisition								136,000			136,000
Beneficial conversion feature related to convertible debenture							163,636				163,636
											-
Net loss									(3,580,454)	(5,729)	(3,586,183)

Balance March 31, 2021	5,000,000	$500	607	$-	560,745,180	$56,075	$56,649,491	$136,000	$(53,683,268)	$(87,830)	$3,070,968

Issuance of common stock upon conversion					1,329,246	133	421,353	-	-		421,486
Conversion of Series B PS to common stock			(839)	-	10,068,000	1,007	(1,007)	-	-		-
Conversion of Series D PS to common stock					428,572	43	(43)	-	-		-
Exchange of Series D PS to Series E PS					-	-	-	-	(3,258,189)		(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares					35,772,729	3,577	17,273,546	-	-		17,277,123
Exercise of warrants related to the sale of common shares					1,100,000	110	10,890	-	-		11,000
Beneficial conversion feature related to the Series E Preferred Shares					-	-	3,439,219	-	-		3,439,219
Amortization of beneficial conversion feature related to Series E Preferred Shares					-	-	-	-	(3,349,198)		(3,349,198)
Redemption of Series D Preferred shares					-	-	-	-	(2,534,758)		(2,534,758)
Common shares to be issued for the acquisition of the non-controlling interest subsidiary’s remaining equity					-	-	(3,087,830)	2,000,000	-	87,830	(1,000,000)
Common shares to be issued for Patent acquisition					-	-	-	5,000,000	-		5,000,000
Common stock vested to consultants					412,500	47	221,424	-	-		221,472
Common stock issued to consultants					476,946	48	158,285	-	-		158,333
Common stock issued to employees					275,000	18	82,954	24,600	-		107,572
Common shares to be issued for Technical Rights Agreement					-	-	-	4,762,376	-		4,762,376
Revision of dividends payable on Series B Preferred Shares (See Note 2)					-	-	-	-	(182,639)		(182,639)
Conversion of Series E PS to common stock					8,228,572	822	2,879,179	-			2,880,001
Dividends payable on Preferred Shares					-	-		-	(392,390)		(392,390)
Series B PS Dividends in kind issued			232	-	-	-	278,400	-			278,400
Accretion of Series E Preferred Shares					-	-	-	-	(337,834)		(337,834)
Common shares issued for Technical Rights Agreement					12,871,287	1,287	4,761,089	(4,762,376)	-		-
Common shares issued for acquisition of non-controlling interest and Patent acquisition					13,861,386	1,386	6,998,614	(7,000,000)			-
Reclassification of warrants to liability					-	-	(2,935,000)	-	-		(2,935,000)
Common stock to be issued for legal settlement to NSH shareholders					-	-	-	29,388,000	-		29,388,000
Common stock issued for legal settlement to NSH shareholders					28,494,706	2,889	9,413,060	(9,415,950)	-		-
Common stock issued for financing expense					580,000	58	137,982	-	-		138,040

Net loss									(86,297,748)		(86,297,748)

Balance March 31, 2022	5,000,000	$500	-	$-	674,644,124	$67,500	$96,701,607	$20,132,650	$(150,036,023)	$-	$(33,133,766)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to NaturalShrimp Inc.	$(86,297,748)	$(3,580,454)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,307,038	346,437
Amortization expense	881,500	-
Amortization of debt discount	2,616,364	47,273
Change in fair value of derivative liability	116,000	29,000
Change in fair value of warrant liability	(1,987,000)	-
Financing costs	1,890,072	-
Default penalty	-	41,112
Net loss attributable to non-controlling interest	-	(5,729)
Forgiveness of PPP loan	(103,200)	-
Gain on Vero Blue debt settlement	(815,943)	-
Legal settlement	29,388,000	-
Shares issued for services	44,099,376	745,250

Changes in operating assets and liabilities:
Accounts receivable	(14,385)	-
Inventory	(69,170)	-
Prepaid expenses and other current assets	(1,506,207)	(526,646)
Accounts payable	(2,657,052)	325,264
Other accrued expenses	(79,007)	117,957
Accrued expenses - related parties	200,000	-
Accrued interest	440,118	39,063
Accrued interest - related parties	16,000	44,096

Cash used in operating activitites	(12,575,244)	(2,377,377)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(1,452,652)	(1,739,186)
Cash paid for asset acquisition with VeroBlue Farms, Inc.	-	(5,000,000)
Cash received from Insurance settlement	-	917,210
Cash paid for patent acquisition with F & T	(2,000,000)
Cash paid for acquisition of shares of NCI	(1,000,000)
Cash paid for License Agreement	(2,350,000)
Cash paid for construction in process	(1,629,813)	(1,715,654)

CASH USED IN INVESTING ACTIVITIES	(8,432,465)	(7,537,630)
	`
CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	(214,852)	(19,889)
Payments of notes payable	(4,596,000)
Payments on notes payable, related party	(655,750)	(72,000)
Repayment line of credit short-term	(553,577)	-
Proceeds from PPP loan	-	103,200
Proceeds from issuance of common shares under equity agreeement	17,277,123	-
Proceeds from sale of Series B Convertible Preferred stock	-	3,250,000
Proceeds from convertible debentures	8,905,000	600,000
Escrow account in relation to the proceeds from convertible debenture	5,000,000	-
Payments on convertible debentures	(421,486)	-
Proceeds from sale of Series E PS	1,348,000	-
Proceeds from sale of Series D PS	-	6,050,000
Redemption of Series D PS	(3,513,504)	-
Shares issued upon exercise of warrants	11,000	-
Cash received in relation to Vista warrant settlement	-	50,000

Cash provided by financing activitites	22,585,954	9,961,311

NET CHANGE IN CASH	1,578,245	46,304

CASH AT BEGINNING OF YEAR	155,795	109,491

CASH AT END OF YEAR	$1,734,040	$155,795

INTEREST PAID	$1,153,343	$100,108

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion of convertible debentures	$421,486	$551,021
Shares issued upon conversion of Preferred stock	$2,880,000	-
Cancellation of Right of Use asset and Lease liability	$275,400	-
Right of Use asset and Lease liability	$332,566	$-
Dividends in kind issued	$278,400	$134,442
Shares issued as consideration for Patent acquisition	$5,000,000	$-
Shares issued as consideration for acquisition of remaining NCI	$2,000,000	$-
Shares issued as consideration for Rights Agreement	$4,762,376	$-
Shares issued/to be issued, for legal settlement	$29,388,000	$-
Shares issued on Vista Warrant settlement	$-	$610,000
Note payable, related party, issued in place of Settlement Agreement	$-	$383,604
Notes payable, issued as consideration in VeroBlue Farms, Inc. asset acquisition	$-	$5,000,000
Shares payable, to be issued as finders fee in VeroBlue Farms, Inc. asset acquisition	$-	$136,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2022 AND 2021

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

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed as an aquaculture facility, with the company having production issues. The Company began a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC platform technology. On May 19, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with F&T Water Solutions, LLC (“F&T”), for F&T’s owned shares of Natural Aquatic Systems, Inc. (“NAS”). Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS. After the SPA, NAS is a 100% owned subsidiary of the Company (See Note 11).

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and NAS.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2022, the Company had a net loss available for common stockholders of approximately $96,353,000. As of March 31, 2022, the Company had an accumulated deficit of approximately $150,036,000 and a working capital deficit of approximately $17,017,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended March 31, 2022, the Company received net cash proceeds of approximately $17,277,000 from the sale of common shares (See Note 12), $1,348,000 from the sale of Series E Preferred Stock and $13,905,000 proceeds from the issuance of a convertible debenture (with $1,500,000 in Escrow account as of March 31, 2022).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp USA Corporation, NaturalShrimp Global and Natural Aquatic Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 674,832,000 underlying common shares, 2,840 of Series E Redeemable Convertible Preferred shares whose approximately 9,737,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 162,080,000 underlying common shares, and approximately $18,768,000 in a convertible debenture whose approximately 98,779,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended March 31, 2021, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 560,745,000 underlying common shares, 607 shares of Series B Preferred shares whose approximately 1,202,000 underlying shares are convertible at the investors’ option at a conversion price based on the lowest market price over the last 20 trading days, and 6,050 of Series D Preferred shares whose approximately 60,050,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.10, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of March 31, 2022 and March 31, 2021.

The derivative and warrant liabilities are Level 3 fair value measurements. There were no derivative and warrant liabilities in Level 3 fair value measurements during the year ended March 31, 2021.

The following is a summary of activity of Level 3 liabilities during the year ended March 31, 2022 and 2021:

Derivatives

	2022	2021
Derivative liability balance at beginning of period	$-	$176,000
Reclass to equity upon conversion or redemption	-	(205,000)
Additions to derivatives	12,985,000	-
Change in fair value	116,000	29,000
Balance at end of period	$13,101,000	$-

At March 31, 2022, the fair value of the derivative liabilities of convertible notes was estimated using a bi-nomial model with the following weighted-average inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.28% and expected volatility of the Company’s common stock of 109.47%, and the remaining term of 1.75 years.

Warrant liability

	2022	2021
Warrant liability balance at beginning of period	$-	$90,000
Additions to warrant liability	5,910,000	-
Reclass to equity upon cancellation or exercise	-	(90,000)
Change in fair value	(1,987,000)	-
Balance at end of period	$3,923,000	$-

At March 31, 2022, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.42% and expected volatility of the Company’s common stock ranging from 185.9% to 205.9% and the remaining terms of each warrant issuance.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2022 and March 31, 2021.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2022 the Company’s cash balance exceeded FDIC coverage. As of March 31, 2021, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of March 31, 2022, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

Impairment of Long-lived Assets

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

As of March 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2022, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – ASSET ACQUISITION

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The consideration was $10,000,000, consisting of $5,000,000 in cash, paid at closing on December 17, 2020, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date, (“Promissory Note A”), and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date (“Promissory Note B”). (Note 10)

The Company determined the asset acquisition did not qualify as a business combination as not only did the Company only acquire certain listed tangible assets, but VBF did not fall under the definition of a business in accordance with ASU 2017-01. VBF was an early-stage company that had not yet generated revenue, and it did not yet include an input and a substantive process that will afford the Company the ability to create an output. Additionally, the acquisition does not include an organized workforce. Instead, the assets acquired are to be used by the Company as a location in which to apply their own patented process and create their output, the production of shrimp.

The $10,136,000 consideration was allocated to the assets acquired based on their relative fair value:

Equipment	$7,015,000	69.2%
Vehicles	202,000	2.0%
Buildings	2,797,000	26.6%
Land	122,000	1.2%
	$10,136,000	100%

NOTE 4 – FIXED ASSETS

A summary of the fixed assets as of March 31, 2022 and March 31, 2021 is as follows:

	March 31, 2022	March 31, 2021
Land	$324,293	$324,293
Buildings	5,611,723	4,702,063
Machinery and equipment	10,524,343	7,580,873
Autos and trucks	247,356	213,849
	16,707,715	12,815,178
Accumulated depreciation	(1,909,612)	(584,521)
Fixed assets, net	$14,798,103	$12,236,557

The consolidated statements of operations reflect depreciation expense of approximately $1,307,000 and $346,000 for the years ended March 31, 2022 and 2021, respectively.

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

In accordance with ASC 805-10-55-5A, as substantially all the assets acquired are concentrated in a single identifiable asset, the patents, the acquisition has been determined to not be considered a business combination but an asset acquisition. The consideration will be allocated to the two patents, which were both approved in December, 2018, and will be amortized through the earliest of their useful life or December, 2038. Amortization over the next five years is expected to be $390,000 per year, for a total of $1,950,000. Amortization expense was $341,500 for the year ended March 31, 2022.

NOTE 6 – LICENSE AGREEMENTS

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

The consideration for the Equipment Rights consists of the sum of $2,500,000, with $500,000 in cash paid at closing, and $500,000 to be paid on the first day of the next calendar quarter, plus $250,000 to be paid on the first day of each successive calendar quarter until the amount is paid in full. As of March 31, 2022, $1,250,000 has been paid with $1,250,000 balance remaining in accounts payable.

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

For the year ended March 31, 2022, the amortization of the Rights was $540,000. The amortization is approximately $1,076,000 per year, and approximately $5,381,000 over the next five years.

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

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 29.15% as of March 31, 2022. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2022 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 13.25% as of March 31, 2022. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2022 and March 31, 2021.

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

Within 180 days of the issuance date of the Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. On February 7, 2022, the Company and the Lender entered into an amendment to the SPA, which extended the date by which the Uplist must be completed to April 15, 2022. In consideration of the grant of the extension there was an extension fee of $249,079 added to the principal balance, which has been recognized as a financing cost in the accompanying consolidated financial statement. Subsequent to the year end, the date by which the Uplist had to be completed was further extended to June 15, 2022, with no additional fee included. The Company will make a one-time payment to the Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%. In addition, the Company had 30 days in which to secure the Note and grant the Lender a first position security interest in the real property in Texas and Iowa, and if it had not been effectuated within the 30 days the outstanding balance would have been increased by 15%. The Company was required to reserve 65,000,000 shares of common stock from its authorized and unissued common stock and to add 100,000,000 shares of common stock to the Share Reserve on or before March 10, 2022.

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include a failure to deliver conversion shares, the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of March 31, 2022, the Company is in full compliance with the covenants and Events of Default.

The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $12,985,000, based on assumptions used in a bi-nomial option pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.305 at issuance date; a risk-free interest rate of 0.69% and expected volatility of the Company’s common stock, of 125.90%, and the strike price of $0.3075.

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

April 17, 2019 Debenture

On April 17, 2019, the Company entered into a 10% convertible promissory note for $110,000, with an OID of $10,000, for a purchase price of $100,000, which matures on January 23, 2020. The maturity date has been extended until September 1, 2020. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at a prepayment percentage of 120% to 130% of the outstanding principal and accrued interest based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. In the event of default, as set forth in the agreement, the outstanding principal balance increases to 150%. In addition to standard events of default, an event of default occurs if the common stock of the Company shall lose the “bid” price for its Common Stock, on trading markets, including the OTCBB, OTCQB or an equivalent replacement exchange. If the Company enters into a 3 (a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. The note is convertible at a fixed conversion price of $0.124. If an event of default occurs, the fixed conversion price is extinguished and replaced by a variable conversion rate that is 70% of the lowest trading prices during the 20 days prior to conversion. The fixed conversion price shall reset upon any future dilutive issuance of shares, options or convertible securities. The conversion feature at issuance meets the definition of conventional convertible debt and therefore qualifies for the scope exception in ASC 815-10-15-74(a) and would not be bifurcated and accounted for separately as a derivative liability. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the date of funding as compared to the conversion price, determined there was an approximately $59,000 beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method. There was not any amortization expense recognized during the year ended March 31, 2021, as the beneficial conversion feature was fully amortized as of December 31, 2019. On September 14, 2020, the outstanding balance of $110,000 was converted into 1,014,001 shares of common stock of the Company, at a conversion rate of $0.124.

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

NOTE 10 – NOTES PAYABLE

On December 15, 2020, in connection with the asset acquisition with VBF (Note 3), the Company entered into two notes payable with a third party. The first note, Promissory Note A, is for principal of $3,000,000, which is payable in 36 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. Promissory Note B, is for principal of $2,000,000, which is payable in 48 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. On December 23, 2021, the Company paid off the two notes, for a discount of $4,500,000, and recognized a gain on settlement of note, including accrued interest, of $815.943.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019 (Note 14) for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of March 31, 2022 and 2021 was $215,604 and $311,604, with $96,000 classified in current liabilities for both year ends on the consolidated balance sheets.

NOTE 11 – ACQUISITION OF NON-CONTROLLING INTEREST

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2022 and March 31, 2021, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized with 0 and 607 outstanding, respectively; 20,000 shares Series D preferred stock are authorized with 0 and 6,050 outstanding, respectively; 10,000 shares Series E preferred stock are authorized with 2,840 and 0 outstanding, respectively; and 750,000 shares Series F Redeemable Convertible Preferred stock are authorized with 750,000 and 0 shares outstanding, respectively.

Series B Preferred Stock

On September 5, 2019, the Board authorized the issuance of 5,000 preferred shares to be designated as Series B Preferred Stock. The Series B Preferred Stock have a par value of $0.0001, a stated value of $1,200 and no voting rights. The Series B Preferred Stock include 10% cumulative dividends, payable quarterly. Upon the dissolution, liquidation or winding up of the Company, the holders of Series B Preferred Stock shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Series B Preferred Stock before any payment or distribution shall be made to the holders of any Junior securities. The Series B Preferred Stock are redeemable at the Company’s option, at percentages ranging from 120% to 135% for the first 180 days, based on the passage of time. The Series B are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver Series B Preferred Stock requested under conversion notices. The triggering redemption amount is at the greater of (i) 135% of the stated value or (ii) the product of the volume-weighted average price (“VWAP”) on the day proceeding the triggering event multiplied by the stated value divided by the conversion price. As the redemption feature at the holder’s option is contingent on a future triggering event, the Series B Preferred Stock is considered contingently redeemable, and as such the preferred shares are classified in equity until such time as a triggering event occurs, at which time they will be classified as mezzanine.

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

Series B Preferred Equity Offering

On September 17, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with GHS Investments LLC, a Nevada limited liability company (“GHS”) for the purchase of up to 5,000 shares of Series B Preferred Stock at a stated value of $1,200 per share, or for a total net proceeds of $5,000,000 in the event the entire 5,000 shares of Series B Preferred Stock are purchased. During the year ended March 31, 2020, the Company issued 2,250 Series B Preferred Shares in various tranches of the SPA, totaling $2,250,000. The intrinsic value of the beneficial conversion option on several of the tranches was calculated at a total of $475,000, which was fully amortized upon issuance, as the Series B Preferred Stock is immediately convertible into common stock. During the year ended March 31, 2021 the Company received $3,250,000 for the issuance of 3,250 Series B Preferred Stock. The intrinsic value of the beneficial conversion option on several of the tranches was calculated at a total of $1,335,000, which was fully amortized upon issuance, as the Series B Preferred Stock is immediately convertible into common stock. During the year ended March 31, 2021, the Company converted 5,008 Series B Preferred Stock which includes 115 Series B Preferred Stock dividends-in-kind into 113,517,030 shares of the Company’s common stock. During the year ended March 31, 2022, the Company converted the remaining 607 Series B Preferred Stock plus 232 Series B Preferred Stock dividends-in-kind into 10,068,000 shares of the Company’s common stock.

Series D Preferred Stock

On December 16, 2020, the Board authorized the issuance of 20,000 preferred shares to be designated as Series D Preferred Stock. The Series D Preferred Stock have a par value of $0.0001, a stated value of $1,200 and will vote together with the common stock on an as-converted basis. In addition, as further described in the Series D Designation, as long as any of the shares of Series D Preferred Stock are outstanding, the Company will not take certain corporate actions without the affirmative vote at a meeting (or the written consent with or without a meeting) of the majority of the shares of Series D Preferred Stock then outstanding. Each holder of Series D Preferred Stock shall be entitled to receive, with respect to each share of Series D Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum (the “Preferred Dividends”). Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company.

The Series D Preferred Stock are convertible into Common Stock at the election of the holder of the Series D Preferred Stock at any time following five days after a qualified offering (defined as an offering of common stock for an aggregate price of at least $10,000,000 resulting in the listing for trading of the Common Stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange) at a 35% discount to the offering price, or, if a qualified offering has not occurred, at a price of $0.10 per share, subject to adjustment based on several situations, including future dilutive issuances and a Fundamental Transaction.

The Series D Preferred Stock shall be redeemed by the Corporation on the date that is no later than one calendar year from the date of its issuance. The Series D Preferred Stock are also redeemable at the Company’s option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The Company shall redeem the Series D Preferred Stock in cash upon a three business days prior notice to the holder or the holder may convert the Series D Preferred Stock within such three business days period prior to redemption. Additionally, the holder shall have the right to either redeem for cash or convert the Preferred Stock into Common Stock within three business days following the consummation of a qualified offering. The Series D Preferred Stock are also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver shares of common stock requested under conversion notices. The triggering redemption amount is 150% of the stated value.

Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of Series D Preferred Stock shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Series D Preferred Stock before any payment or distribution shall be made to the holders of any Junior securities.

As the Series D Preferred Stock has a conditional redemption date, as it is convertible, it is classified in mezzanine and, it is considered to be a debt host instrument. The conversion price, unless and until there is a qualified offering, is a fixed price and as such the conversion feature is not required to be bifurcated and accounted for as a derivative liability. The Company will analyze the conversion feature under ASC 470-20, “Debt with conversion and other options”, at each issuance date and based on the market price of the common stock of the Company on the commitment date as compared to the conversion price, determine if there is a beneficial conversion feature to recognize.

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

On January 8 and 10, 2021, the Company entered into additional securities purchase agreements with the Purchaser, for 1,050 shares of Series D Preferred Stock, at an aggregate purchase price of $1,050,000. With a stated value of $1,250,000 for the purchased Series D Preferred Stock, there is a discount of $250,000 to be accreted over the period until the redemption of the Series D Preferred Stock.

The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a $3,022,000, capped at $1,050,000 based on the purchase price of the Series D Preferred Stock, beneficial conversion feature to recognize, which will be amortized over the term of the note using the effective interest method.

As discussed below, the Series D Preferred Stock was fully redeemed on April 14, 2022, at which point the carrying value recognized included the remaining unamortized beneficial conversion feature and redemption feature. The amortization of the beneficial conversion feature recognized during the year ended March 31, 2021 amounted to approximately $1,721,000. The accretion of the redemption for the year ended March 31, 2021 was $302,500.

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

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share and (ii) a warrant to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $0.75, which expires in five years, for a purchase price of $1,500,000. The warrant has a fair value of $561,000, estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.38; a risk-free interest rate of 1.33%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%. The Company also issued 267,429 warrants as placement agent fees, with a fair value of $101,000, estimated with the same assumptions. All of the warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $170.000 to recognize, which will be amortized over the term of the note using the effective interest method. The Company will accrete the carrying value, reflecting the discount of $300,000 between the stated value and purchase price and the fair value of the warrants issued of $662,000, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption. For the year ended March 31, 2022, approximately $338,000 was accreted.

During the year ended March 31, 2022, 2,400 shares of Series E Preferred Stock were converted into 8,228,572 shares of common stock. As of March 31, 2022, there are 2,840 shares of Series E Preferred Stock outstanding.

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

The Company analyzed the conversion feature of the Series E Preferred Stock issued on April 14, 2021, under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $3,270.000 to recognize, which will be amortized over the term of the note using the effective interest method. During the year ended March 31, 2022, the total Series E Preferred Stock BCF amortization, including the November 22, 2021, SPA, was $3,326,172.

Series F Preferred Stock

On February 22, 2022, the Board of Directors authorized Series F Preferred Stock and filed the Certificate of Designation with Nevada. The Series F Preferred Stock have a par value of $0.0001. The Series F Designation authorized the issuance of up to 750,000 shares of the Company’s Series F Convertible Preferred Stock. At any time after the three year anniversary of the issuance of the shares of Series F Preferred Stock (the “Issuance Date”), each individual holder shall have the right, at each individual holder’s sole option, to convert all of the shares of Series F Preferred Stock that such individual holds into shares of fully paid and nonassessable shares of common stock in an amount equal to 8% of the Company’s issued and outstanding shares of common stock. Each individual holder of Series F Preferred Stock may only convert all of their shares of Series F Preferred Stock in one transaction. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company each holder of outstanding shares of Series F Preferred Stock will cast 1,000 votes per each share of Series F Preferred Stock held by such holder. The holders are not entitled to receive dividends, nor are they entitled to receive any distributions in the event of any liquidation, dissolution or winding down of the Company, either voluntarily or involuntarily. The Company determined that the conversion feature was not required to be bifurcated as the conversion provision was determined to be clearly and closely related to the Series F Preferred Stock host instrument.

In the case of any capital reorganization, any reclassification of the stock of the Company, or a Change in Control, the shares of Series F Preferred Stock shall, at the effective time of such reorganization, reclassification, or Change in Control, be automatically converted into the kind and number of shares of stock or other securities or property of the Company or of the entity resulting from such reorganization, reclassification, or Change in Control to which such holder would have been entitled if immediately prior to such reorganization, reclassification, or Change in Control it had converted its shares of Series F Preferred Stock into common stock.

On March 1, 2022, the Board of Directors of the Company issued 250,000 shares of Series F Preferred Stock to each of Gerald Easterling, William Delgado and Thomas Untermeyer in consideration for their past and future services as executive officers of the Company, for a total of 750,000 shares of Series F Preferred Stock. The fair value of the stock compensation has been recognized based on the estimated value of the instruments the Company would be obligated to provide to the holders upon conversion to common shares, which for all three holders of Series F Preferred Stock would reflect 24% of the fair value of the outstanding common shares as of the grant date of March 1, 2022. Based on the number of outstanding shares of common stock plus shares payable, of 738,687,135, and the market value of the common stock of $0.246 on that date, the total stock compensation was $43,612,000. In accordance with ASC 718, as the shares are fully vested on the grant date, as well as all services required to be provided have occurred, the stock compensation was immediately recognized.

Common Stock

For shares of common stock issued upon conversion of outstanding convertible debentures see Note 9.

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

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $121,875 vested through March 31, 2022.

On May 24, 2021, the Company entered into an agreement with a consultant, with a three-month term, that shall automatically renew each three months unless one party terminates the agreement. The compensation shall be $12,500 in cash per month for the first six months and $15,000 per month thereafter. Also included in compensation are 200,000 shares of common stock, with a fair value of $99,600 based upon the market price of $0.50 upon the grant date. The shares of common stock will vest in quarterly installments, with 50,000 to vest immediately, and 50,000 each quarter at $24,900, and was fully vested by the year end March 31, 2022.

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

NOTE 13 – OPTIONS AND WARRANTS

The Company has not granted any options since inception.

On April 14, 2021, the Company entered into a securities purchase agreement in which 10,000,000 warrants were also issued, which are exercisable for a period of five years after issuance at an initial exercise price of $0.75 per share, subject to certain adjustments, as provided in the Warrants (see Note 12 for more discussion)

Additionally as noted in Note 12, on November 22, 2021, 3,739,000 shares of common stock warrants, with an exercise price of $0.75, were issued in relation to a waiver. As part of the waiver, the exercise price on the existing warrants to purchase 10,000,000 shares of common stock was reduced to $0.35

In connection with the November 22, 2021 sale of Series E Preferred Stock (Note 12), 1,500,000 options were issued, as well as approximately 270,000 warrants were issued to placement agents. Additionally, in relation to the December 15, 2021, convertible note (Note 9) there were 3,000,000 warrants issued to placement agents with a fair value.

All of the warrants issued have been recognized as a liability, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt, with the April 14, 2021 warrants reclassed from equity to warrant liability, and the newly issued warrants liability recognized as financing costs.

The 18,506,429 warrants outstanding as of March 31, 2022, were revalued as of year end for a fair value of $3,986,000, with a decrease in the fair value of $2,061,000 recognized on the Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.42%, the expected volatility of the Company’s common stock of 205.9%; the estimated remaining term, a dividend rate of 0%,

NOTE 14 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying consolidated balance sheet is approximately $119,000 and $154,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of March 31, 2022 and March 31, 2021. These amounts include both accrued payroll and accrued allowances and expenses. The accrued payroll owing to the President of the Company was paid off in full during July 2021, and was approximately $35,000 as of March 31, 2021.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the Chief Technology Officer compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the year ended March 31, 2022, $200,000 was paid each to the President and Chief Technology Officer, with a total of $200,000 remaining in accrued expenses, related parties.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 and $735,000, as of March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022 and March 31, 2021, accrued interest payable was approximately $74,000 and $66,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of March 31, 2022 and 2021, respectively, and is classified as a current liability on the consolidated balance sheets. As of March 31, 2022 and March 31, 2021, accrued interest payable was approximately $146,000 and $118,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes as of March 31, 2021 and March 31, 2020 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 15 – FEDERAL INCOME TAX

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

The components of income tax expense for the years ended March 31, 2022 and 2021 consist of the following:

	2022	2021
Federal Tax statutory rate	21.00%	21.00%
Permanent differences	18.40%	3.46%
Valuation allowance	(39.40)%	(24.46)%
Effective rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of March 31, 2021 and 2020 are summarized below.

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$6,022,000	$3,429,000

Other	(350,000)	-
Total deferred tax asset	5,672,000	3,429,000
Valuation allowance	(5,672,000)	(3,429,000)
	$-	$-

As of March 31, 2022, the Company had approximately $28,676,000 of federal net operating loss carry forwards. The carry forwards beginning in tax years 2018 are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. on January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $2,243,000 and $1,454,000 in the years ended March 31, 2022 and 2021, respectively.

The Company reviewed all income tax positions taken or that they expect to be taken for all open years and determined that the income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2022 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

NOTE 16 – LEASE

On May 26, 2021, the Company entered into a sublease for a new office space in Texas, on two floors. The lease commenced on August 1, 2021 for a monthly rent of $7,000, and will terminate on October 31, 2025, for one of the spaces, and commence in the second half of 2022 for monthly rent of $1,727, and terminate on October 31, 2025, for the second space. On June 2, 2021, the Company paid a deposit of $52,362 which shall be applied to the last six months of the sublease term, and $17,454 security deposit, which is included in Prepaid expenses on the accompanying consolidated balance sheet. The Company assessed its new office lease as an operating lease.

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements –Gerald Easterling

On April 1, 2015, the Company entered into an employment agreement with Gerald Easterling at the time as the Company’s President, effective as of April 1, 2015 (the “Employment Agreement”).

The Employment Agreement is terminable at will and provides for a base annual salary of $96,000. In addition, the Employment Agreement provides that the employee is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Easterling will also be entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

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

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which as of December 6, 2021 was recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. As of March 31, 2022, 28,494,706 of the shares presented in Stock Payable have been issued, with the fair value of $9,415,950 reclassified out of Stock Payable. In April of 2022, and additional 60,841,649 of shares of common stock were issued out of the Stock Payable.

NOTE 18 – SUBSEQUENT EVENTS

On May 17, 2022, 400 shares of Series E Preferred Stock were converted into 1,523,810 shares of common stock.

On April 25, 2022, the Company received $1,500,000 to close the escrow account outstanding as of March 31, 2022, in relation to the proceeds from the December 15, 2022 convertible debenture.

