Form 10-Q
period 2022-06-30
NaturalShrimp Inc
filed 2022-08-18
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURALSHRIMP INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5501 LBJ Freeway, Suite 450 Dallas, Texas	75240
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 15, 2022, there were 745,983,222 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated Balance Sheets

	June 30, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$664,424	$1,734,040
Accounts receivable	38,517	14,385
Escrow account	-	1,500,000
Inventory	104,538	69,170
Prepaid expenses	1,993,296	1,511,546

Total current assets	2,800,775	4,829,141

Fixed assets, net	15,804,603	14,798,103

Other assets
Construction-in-process	46,484	1,087,101
Patents, net	6,561,000	6,658,500
License Agreement, net	9,952,376	10,222,376
Right of Use asset	263,517	282,753
Deposits	20,633	20,633

Total other assets	16,844,010	18,271,363

Total assets	$35,449,388	$37,898,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,252,080	$2,802,787
Accrued interest	989,247	500,450
Accrued interest - related parties	211,795	203,520
Other accrued expenses	218,558	207,418
Accrued expenses - related parties	200,000	200,000
Short-term Promissory Note and Lines of credit	20,044	20,044
Note payable	96,000	96,000
Notes payable - related parties	495,412	495,412
Dividends payable	398,857	296,630
Derivative liability	11,787,000	13,101,000
Warrant liability	2,008,000	3,923,000

Total current liabilities	19,676,993	21,846,261

Convertible debenture, less unamortized debt discount of $11,900,000	4,669,079	2,629,079
Note payable, less current maturities	95,604	119,604
Lease Liability	268,330	286,253

Total liabilities	24,710,006	24,881,197

Commitments and contingencies (Note 9)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 2,140 and 2,840 shares issued and outstanding at June 30, 2022 and March 31, 2021, respectively	2,020,176	2,539,176

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 and 0 shares issued and outstanding at June 30, 2022 and March 31, 2021, respectively	43,612,000	43,612,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2022 and March 31, 2021	500	500

Common stock, $0.0001 par value, 900,000,000 shares authorized, 740,710,500 shares issued and 740,585,500 shares outstanding at June 30, 2022 and 674,831,624 shares issued and 674,644,124 shares outstanding at March 31, 2022, respectively	74,097	67,500

Additional paid in capital	117,032,233	96,701,607
Stock payable	815,052	20,132,650
Subscription receivable	(56,250)	-
Accumulated deficit	(152,758,426)	(150,036,023)
Total stockholders’ deficit	(34,892,794)	(33,133,766)

Total liabilities, mezzanine and stockholders’ deficit	$35,449,388	$37,898,607

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended
	June 30, 2022	June 30, 2021

Sales	$36,336	$-

Operating expenses:
General and administrative	1,326,032	1,644,262
Research and development	172,643	-
Facility operations	531,736	239,325
Depreciation	525,229	354,503
Amortization	367,500	-

Total operating expenses	2,923,140	2,238,090

Net loss from operations	(2,886,804)	(2,238,090)

Other income (expense):
Interest expense	(502,372)	(81,536)
Amortization of debt discount	(2,040,000)	(236,364)
Financing costs	-	(109,953)
Change in fair value of derivative liability	1,314,000	-
Change in fair value of warrant liability	1,915,000	-
Forgiveness of PPP loan	-	103,200

Total other income (expense)	686,628	(324,653)

Loss before income taxes	(2,200,176)	(2,562,743)

Provision for income taxes	-	-

Net loss	(2,200,176)	(2,562,743)

Amoritzation of beneficial conversion feature on Preferred shares	(141,500)	(817,376)
Accretion on Preferred shares	(278,500)	-
Redemption and exchange of Series D Preferred shares	-	(5,792,947)
Dividends	(102,227)	-

Net loss available for common stockholders	$(2,722,403)	$(9,173,066)

EARNINGS PER SHARE (Basic and diluted)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	665,999,390	501,477,593

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENT of CHANGES IN SHAREHOLDERS’ DEFICIT

(unaudited)

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid in	Stock	Subscription	Accumulated	Non-controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	receivable	deficit	interest	deficit

Balance March 31, 2022	5,000,000	$500	-	$-	674,644,124	$67,500	$96,701,607	$20,132,650	$	$(150,036,023)	$-	$(33,133,766)

Common stock issued for legal settlement to NSH shareholders	-	-	-	-	61,154,136	6,112	19,311,486	(19,317,598)	-	-	-	-
Conversion of Series E PS to common stock	-	-	-	-	4,537,240	454	839,546	-	-	-	-	840,000
Contingent beneficial conversion feature related to the Series E Preferred Shares, fully amortized	-	-	-	-	-	-	99,000	-	-	(99,000)	-	-
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(42,500)	-	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(278,500)	-	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(102,227)	-	(102,227)
Common stock issued in business agreement, to be paid from revenue earned	-	-	-	-	250,000	25	56,225	-	(56,250)	-	-	-
Common stock vested to consultants	-	-	-	-	-	6	24,369	-	-	-	-	24,375
												-
Net loss										(2,200,176)		(2,200,176)
Balance June 30, 2022	5,000,000	$500	-	$-	740,585,500	$74,097	$117,032,233	$815,052	$(56,250)	$(152,758,426)	$	$(34,892,794)

Balance March 31, 2021	5,000,000	$500	607	$-	560,745,180	$56,075	$56,649,491	$136,000	$-	$(53,683,268)	$(87,830)	$3,070,969

Issuance of common stock upon conversion	-	-	-	-	1,329,246	133	421,353	-	-	-	-	421,486
Conversion of Series B PS to common stock	-	-	(262)	-	3,144,000	314	(314)	-	-	-	-	-
Conversion of Series D PS to common stock	-	-	-	-	428,572	43	(43)	-	-	-	-	-
Exchange of Series D PS to Series E PS	-	-	-	-	-	-	-	-	-	(3,258,189)	-	(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares	-	-	-	-	35,772,729	3,577	17,273,546	-	-	-	-	17,277,123
Exercise of warrants related to the sale of common shares	-	-	-	-	1,100,000	110	10,890	-	-	-	-	11,000
Beneficial conversion feature related to the Series E Preferred Shares	-	-	-	-	-	-	3,269,505	-	-	-	-	3,269,505
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(817,376)	-	(817,376)
Redemption of Series D Preferred shares	-	-	-	-	-	-	-	-	-	(2,534,758)	-	(2,534,758)
Common shares to be issued for the acquisition of the non-controlling interest subsidiary’s remaining equity	-	-	-	-	-	-	(3,087,830)	2,000,000	-	-	87,830	(1,000,000)
Common shares to be issued for Patent acquisition	-	-	-	-	-	-	-	5,000,000	-	-	-	5,000,000
Common stock vested to consultants	-	-	-	-	125,000	13	48,738	24,900	-	-	-	73,651
												-
Net loss										(2,562,743)		(2,562,743)
Balance June 30, 2021	5,000,000	$500	345	$-	601,315,481	$60,132	$74,163,982	$7,160,900	$-	$(62,856,334)	$-	$18,950,668

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 3 Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,200,176)	$(2,562,743)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	525,229	354,503
Amortization expense	367,500	-
Amortization of debt discount	2,040,000	236,364
Change in fair value of derivative liability	(1,314,000)	-
Change in fair value of warrant liability	(1,915,000)	-
Financing costs	-	109,953
Forgiveness of PPP loan	-	(103,200)
Shares issued for services	24,375	73,651

Changes in operating assets and liabilities:
Accounts receivable	(24,132)	-
Inventory	(35,368)	-
Prepaid expenses and other current assets	(481,750)	76,500
Accounts payable	450,606	(304,997)
Other accrued expenses	11,140	(33,836)
Accrued interest	488,797	13,018
Accrued interest - related parties	8,275	-

Cash used in operating activitites	(2,054,504)	(2,140,787)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(491,112)	(411,293)
Cash paid for patent acquisition with F & T	-	(2,000,000)
Cash paid for acquisition of shares of NCI	-	(1,000,000)
Cash paid for construction in process	-	(749,651)

CASH USED IN INVESTING ACTIVITIES	(491,112)	(4,160,944)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	-	(2,042)
Payments of notes payable	(24,000)	(24,000)
Payments on notes payable, related party	-	(655,750)
Repayment of short-term promissory note and lines of credit	-	(552,788)
Proceeds from issuance of common shares under equity agreeement	-	17,277,123
Proceeds from convertible debentures, receipt from escrow	1,500,000	-
Payments on convertible debentures	-	(421,486)
Redemption of Series D PS	-	(3,513,504)
Shares issued upon exercise of warrants	-	11,000

Cash provided by financing activitites	1,476,000	12,118,553

NET CHANGE IN CASH	(1,069,616)	5,816,822

CASH AT BEGINNING OF YEAR	1,734,040	155,795

CASH AT END OF YEAR	$664,424	$5,972,617

INTEREST PAID	$5,300	$81,536

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$1,040,617	$-
Shares issued upon conversion of convertible debentures	$-	$421,486
Shares issued upon conversion of Preferred stock	$840,000	-
Cancellation of Right of Use asset and Lease liability	$-	$275,400
Shares issued as consideration for Patent acquisition	$-	$5,000,000
Shares issued as consideration for acquisition of remaining NCI	$-	$2,000,000

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

On December 15, 2020, the Company entered into an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed as an aquaculture facility, with the company having production issues. The Company began a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC platform technology. On May 19, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with F&T Water Solutions, LLC (“F&T”), for F&T’s owned shares of Natural Aquatic Systems, Inc. (“NAS”). Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS. After the SPA, NAS is a 100% owned subsidiary of the Company.

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and NAS.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2022, the Company had a net loss available for common stockholders of approximately $2,722,000. At June 30, 2022, the Company had an accumulated deficit of approximately $152,758,000 and a working capital deficit of approximately $16,876,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2022, the Company received the $1,500,000 remaining escrow amount related to the proceeds from the issuance of a convertible debenture  in December 2021. Subsequent to the period end, the Company received $250,000 in a loan agreement with related parties. Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter in production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended June 30, 2022 and 2021 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2022.

The condensed consolidated balance sheet at March 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 740,711,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 640 of Series E Redeemable Convertible Preferred shares whose approximately 7,676,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 177,771,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 164,177,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30, 2021, the Company had 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2022 and March 31, 2022.

The derivative and warrant liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivatives during the three months ended June 30, 2022 and the year ended March 31, 2022:

Derivatives

	June 30, 2022	March 31, 2022
	(unaudited)
Derivative liability balance at beginning of period	$13,101,000	$-
Reclass to equity upon conversion or redemption	-	-
Additions to derivatives	-	12,985,000
Change in fair value	1,314,000	116,000
Balance at end of period	$11,787,000	$13,101,000

At June 30, 2022, the fair value of the derivative liabilities of convertible notes was estimated using the following inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 2.80% and expected volatility of the Company’s common stock of 99.02%.

At March 31, 2022, the fair value of the derivative liabilities of convertible notes was estimated using the following inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.28% and expected volatility of the Company’s common stock of 109.47%.

Warrant liability

	June 30, 2022	March 31, 2022
	(unaudited)
Warrant liability balance at beginning of period	$3,923,000	$-
Additions to warrant liability	-	5,910,000
Reclass to equity upon cancellation or exercise	-	-
Change in fair value	1,915,000	(1,987,000)
Balance at end of period	$2,008,000	$3,923,000

At June 30, 2022, the fair value of the warrant liability was estimated using the following inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 3.01% and expected volatility of the Company’s common stock ranging from 182.4% to 197.5% and the remaining terms of each warrant issuance.

At March 31, 2022, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.42% and expected volatility of the Company’s common stock ranging from 185.9% to 205.9% and the remaining terms of each warrant issuance.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2022 and March 31, 2022.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2022 and March 31, 2022, the Company’s cash balance exceeded FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three months ended June 30, 2022, the amortization of the patents was $97,500 and the license rights was $270,000. There was no amortization in the three months ended June 30, 2021. The accumulated amortization of the patents was $439,000 and $341,500 as of June 30, 2022 and March 31, 2022, respectively. The accumulated amortization of the license rights was $810,000 and $540.000 as of June 30, 2022 and March 31, 2022, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of June 30, 2022, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

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

Commitments and Contingencies

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

As of June 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2022, through the date which the unaudited condensed consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of June 30, 2022 and March 31, 2022 is as follows:

	June 30, 2022	March 31, 2022
	(unaudited)
Land	$324,293	$324,293
Buildings	5,611,723	5,611,723
Machinery and equipment	12,026,071	10,524,343
Autos and trucks	263,331	247,356
	18,225,418	16,707,715
Accumulated depreciation	(2,420,815)	(1,909,612)
Fixed assets, net	$15,804,603	$14,798,103

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $525,000 and $355,000 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.65% as of June 30, 2022. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2022 and March 31, 2022.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14.75% as of June 30, 2022. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2022 and March 31, 2022.

NOTE 5 – CONVERTIBLE DEBENTURES

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

Within 180 days of the issuance date of the Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. On February 7, 2022, the Company and the Lender entered into an amendment to the SPA, which extended the date by which the Uplist must be completed to April 15, 2022. In consideration of the grant of the extension there was an extension fee of $249,079 added to the principal balance, which has been recognized as a financing cost in the accompanying unaudited condensed consolidated financial statement. Subsequently, the date by which the Uplist had to be completed was further extended to June 15, 2022, and again to November 15, 2022, with no additional fee included. The Company will make a one-time payment to the Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%. In addition, the Company has 30 days in which to secure the Note and grant the Lender a first position security interest in the real property in Texas and Iowa, and if it is not effectuated within the 30 days the outstanding balance will be increased by 15%. The Company is required to reserve 65,000,000 shares of common stock from its authorized and unissued common stock and to add 100,000,000 shares of common stock to the Share Reserve on or before March 10, 2022.

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include a failure to deliver conversion shares, the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of June 30, 2022, the Company is in full compliance with the covenants and Events of Default.

The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability. As of June 30, 2022 the fair value of the derivative is $11,787,000, with a change in fair value of $1,314,000 recognized in the three months ended June 30, 2022.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2022 and March 31, 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding 10,000 shares Series E preferred stock are authorized and 2,140 and 2,840 outstanding, respectively, and 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, respectively.

Series E Preferred Stock

On June 16, 2022, one of the holders of our Series E Convertible Preferred Stock chose to exercise their right, pursuant to the Certificate of Designation relating to the Series E Convertible Preferred Stock, to receive the rights extended to the convertible noteholder, of 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date of conversion. As the exercise of the conversion price adjustment was similar to a down round, and the Company has not yet adopted ASU 2020-06, the accounting treatment of ASU 2017-11 was applied, whereby the adjustment was treated as a contingent beneficial conversion feature recognized as of the triggering date. As of June 16, 2022, this holder held 940 shares of the Series E preferred stock. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company as compared to the conversion price, determined there was a $99,000 beneficial conversion feature to recognize, which was fully amortized as there is no remaining redemption date to their Series E Preferred Stock.

During the three months ended June 30, 2022, 700 shares of Series E Preferred Stock were converted into 4,537,240 shares of common stock.

During the three months ended June 30, 2022, the amortization of the beneficial conversion feature of the Series E preferred stock was $141,500. The Company is accreting the carrying value, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption. For the three months ended June 30, 2022, $278,500 was accreted, and approximately $637,000 to date as of June 30, 2022.

Common Shares Issued to Consultant

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $146,750 vested through June 30, 2022.

Common Stock Issued in Relation to Business Agreement

As of June 22, 2022, 250,000 common shares were issued in relation to a trial distribution agreement, which after the result of the trial period, both parties may negotiate and execute a long term distribution agreement. The shares will be paid by the Company withholding sufficient profits from the sale by the other party of the live shrimp.

Options and Warrants

The Company has not granted any options since inception.

All of the warrants issued have been recognized as a liability, as of the issuance of the convertible debenture on December 15, 2021, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt.

The 18,506,429 warrants outstanding as of June 30, 2022, were revalued as of period end for a fair value of $2,008,000, with a decrease in the fair value of $1,915,000 recognized on the Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 3.01%, the expected volatility of the Company’s common stock ranging from 182.4% to197.5%; the estimated remaining term, a dividend rate of 0%,

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheet approximately $119,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of both June 30, 2022 and March 31, 2022. These amounts include both accrued payroll and accrued allowances and expenses.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the Chief Technology Officer compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of June 30, 2022. As of June 30, 2022, $200,000 has been paid each to the President and Chief Technology Officer, with a total of $200,000 remaining in accrued expenses, related parties.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both June 30, 2022 and March 31, 2022. As of June 30, 2022 and March 31, 2022, accrued interest payable was approximately $74,000 and $74,000, respectively.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both June 30, 2022 and March 31, 2022, and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of June 30, 2022 and March 31, 2022, accrued interest payable was approximately $154,000 and $146,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2022 and March 31, 2022 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets.

NOTE 8 – LEASE

On May 26, 2021, the Company entered into a sublease for a new office space in Texas, on two floors. The lease commenced on August 1, 2021 for a monthly rent of $7,000, and will terminate on October 31, 2025, for one of the spaces, and commence in the second half of 2022 for monthly rent of $1,727, and terminate on October 31, 2025, for the second space. On June 2, 2021, the Company paid a deposit of $52,362 which shall be applied to the last six months of the sublease term, and $17,454 security deposit, which is included in Prepaid expenses on the accompanying unaudited condensed consolidated balance sheet. The Company assessed its new office lease as an operating lease.

At inception, on August 1, 2021, the ROU and lease liability was calculated as approximately $316,000, based on the net present value of the future lease payments over the term of the lease. When available, the Company uses the rate implicit in the lease discount payments as the incremental borrowing rate to calculate the net present value; however, the rate implicit in the lease is not readily determinable for their corporate office lease. In this case, the Company estimated its incremental borrowing rate of 5.75% as the interest rate it could have incurred to borrow an amount equal to the lease payments in a similar economic environment on a collateralized basis over a term similar to the lease term. The Company estimated its rate based on observable risk-free interest rate and credit spreads for commercial debt of a similar duration as to what rate would have been effective for the Company.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements –Gerald Easterling

On April 1, 2015, the Company entered into an employment agreement with Gerald Easterling at the time as the Company’s President, effective as of April 1, 2015 (the “Employment Agreement”).

The Employment Agreement is terminable at will and each provide for a base annual salary of $96,000. On May 4, 2021, the Company’s Board of Directors approved a salary for Mr. Easterling of $180,000 per annum. In addition, the Employment Agreement provides that the employee is entitled, at the sole and absolute discretion of the Company’s Board of Directors, to receive performance bonuses. Mr. Easterling will also be entitled to certain benefits including health insurance and monthly allowances for cell phone and automobile expenses.

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

On July 3, 2022, the Company’s building containing its water treatment and purification system in La Coste, Texas (the “Water Treatment Plant”) was completely destroyed in a fire. The Water Treatment Plant is a separate building consisting of approximately 8,000 square feet located apart from the production building which was not damaged. The Company has filed a claim with the insurance company which, as of this filing, has not yet been completed. Due to the damage caused by the fire, the Company has written off approximately $1,764,000 of the fixed assets, and $325,000 of the accumulated depreciation, for a net impairment to be recognized of $1,439,000.

On August 1, 2022, the Company issued 250,000 shares of common stock to a consultant per the terms of an agreement from June 2021, to be issued upon the approval of a patent.

On August 10, 2022, the Company issued a loan agreement for $300,000, with related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at a 10% per annum and are due in one year from the date of the note.

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on August 17, 2022. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $5,433,333 (the “Principal Amount”). The Note has an interest rate of 12% per annum, with a maturity date nine months from the issuance date of the Note (the “Maturity Date”). The Note carried an original issue discount totaling $433,333 and a transaction expense amount of $10,000, both of which are included in the principal balance of the Note. On the Closing Date the Company shall receive $1,100,000, with $3,900,000 put into escrow to be held until certain terms are met, which includes $3,400,000 upon the completion of a successful uplist to NYSE or NASDAQ. The SPA includes a Security Agreement, whereby the note is secured by the collateral set forth in the agreement, covering all of the assets of the Company. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid (the “Exit Fee”).

As soon as reasonably possible, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by November 15, 2022, the then-current outstanding balance will be increased by 10%. Following the Uplist, while the Note is still outstanding, ten days after the Company may have a sale of any of its shares of common stock or preferred stock, there shall be a Mandatory Prepayment equal to the greater of $3,000,000 or thirty-three percent of the gross proceeds of the equity sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

•	our ability on a timely basis to successfully rebuild our water treatment plant and replace our filtration equipment that was destroyed by fire on July 3, 2022 at our La Coste, Texas facility;
•	our ability to continue developing and expanding our research and development plant in La Coste, Texas and our production facility in Webster City, Iowa;
•	our ability to successfully commercialize our equipment and shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
•	absence of contracts with customers or suppliers;
•	our ability to maintain and develop relationships with customers and suppliers;
•	our ability to successfully integrate acquired businesses or new brands;
•	the impact of competitive products and pricing;
•	supply constraints or difficulties;
•	the retention and availability of key personnel;
•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our continued ability to raise funding at the pace and quantities required to scale our plant needs to commercialize our products;
•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	our ability to successfully acquire, develop or commercialize new products and equipment;
•	the commercial success of our products;
•	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak of COVID-19);
•	intellectual property claims brought by third parties; and
•	the impact of any industry regulation.

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

Recent Material Events During the Quarter

On July 3, 2022, a building containing our water treatment and purification system in La Coste, Texas (the “Water Treatment Plant”) was completely destroyed in a fire. The Water Treatment Plant is a separate building consisting of approximately 8,000 square feet located apart from the production building which was not damaged. We have filed a claim with our insurance company which, as of this filing, has not yet been completed. Due to the damage caused by the fire, we have written off approximately $1,764,000 of the fixed assets and $325,000 of the accumulated depreciation, for a net impairment to be recognized of $1,439,000.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Revenue

We have not earned any significant revenues since our inception and, although we had revenue of approximately $36,000 in the three months ended June 30, 2022, we can provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

Expenses

Our expenses for the three months ended June 30, 2022 are summarized as follows, in comparison to our expenses for the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021

Salaries and related expenses	$443,303	$632,321
Professional fees	433,970	597,246
Other general and administrative expenses	422,137	410,610
Rent	26.622	4,085
Facility operations	531,736	239,325
Research and development	172,643	-
Depreciation	525,229	354,503
Amortization	367,500	-
Total	$2,923,140	$2,238,090

Operating expenses for the three months ended June 30, 2022 were $2,923,140, which is a 31% increase over operating expenses of $2,238,090 for the same period in 2021. The overall change in expenses is mainly the result of increases in facility operations relating to the progress of the planning of the commercial operations in the new plant in Iowa as well as in Texas. Additionally, there is quarterly amortization of $367,500 for the new patents and License rights, as well as research and development arising from conducting trials of Atlantic salmon productions in Norway, neither of which existed in the prior period. Salaries decreased by approximately $189,000, as there was a $300,000 bonus paid to one of the executives in the three months ended June 30, 2021. Professional fees decreased by approximately $163,000, due to increased attorneys work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees, in the prior period. The depreciation in the three months ended June 30, 2022, increased due to the progressed fixed assets as well as the movement of construction in process to fixed assets, in the two plants.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2022, we had cash on hand of approximately $664,000 and working capital deficiency of approximately $16,876,000, as compared to cash on hand of approximately $1,734,000 and a working capital deficiency of approximately $17,017,000 as of March 31, 2022. The decrease in working capital for the three months ended June 30, 2022, is mainly due to the decrease in cash on-hand, including the escrow account and increase in accounts payable and accrued expenses, offset by a decrease in fair value of the derivative and warrant liabilities.

Working Capital/(Deficiency)

Our working capital as of June 30, 2022, in comparison to our working capital deficiency as of March 31, 2021, can be summarized as follows:

	June 30,	March 31,
	2022	2022
Current assets	$2,800,775	$4,829,141
Current liabilities	19,676,993	21,846,261
Working capital deficiency	$(16,876,218)	$(17,017,120)

Current assets decreased mainly because of the use of the cash on hand, as a result of the equity offerings during April through June 30, 2021, of approximately $17,277,000, as well as the $1,500,000 escrow account which was transferred to the Company’s cash. This was offset by an increase in prepaid expenses, relating mainly to prepaid deposits for construction and equipment in the Iowa plant. The decrease in current liabilities is primarily due to the decrease in the fair value of the derivative liability and warrant liability, off set by the increase in accounts payable and the accrued interest arising from the convertible debenture.

Cash Flows

Our cash flows for the three months ended June 30, 2022, in comparison to our cash flows for the three months ended June 30, 2021, can be summarized as follows:

	Three months Ended June 30,
	2022	2021
Net cash used in operating activities	$(2,054,504)	$(2,140,787)
Net cash used in investing activities	(491,112)	(4,160,944)
Net cash provided by financing activities	1,476,000	12,118,553
Net change in cash	$664,424	$12,118,553

The net cash used in operating activities in the three months ended June 30, 2022 is similar compared to the same period in 2021. However, the three months ended June 30, 2022 has the change in fair value of the derivative and warrant liabilities of $3,228,000 offset by the increase in amortization of the debt discount and amortization of $2,407,500, and accounts receivable and inventory, none of which occurred in the prior period. Additionally, there are increases in prepaid expenses and accounts payable and accrued interest.

The net cash used in investing activities in the three months ended June 30, 2022 decreased by approximately $3,670,000 compared to the same period in the prior fiscal year. During the current period cash was only used to purchase consists of approximately $491,000 for machinery and equipment . The prior year’s cash spent on investing activities consisted of the $2,000,000 of cash in the patent acquisition and $1,000,000 in the acquisition of shares of the non-controlling interest, as well as approximately $411,000 for machinery and equipment and $750,000 for construction in process.

The net cash provided by financing activities decreased by approximately $10,642,000 between periods. For the current period, the Company received $1,500,000 that had been held in escrow from the convertible note they entered into in December of 2021. In the same period in the prior year, the Company received approximately $17,277,000 from the sale of common stock and warrants, offset by amounts paying off the convertible note, notes payable with related parties and bank loans, and the amount paid on the redemption of Series D Preferred Shares.

Our cash position was approximately $664,000 as of June 30, 2022. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 30.65% as of June 30, 2022. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2022 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 14.75% as of June 30, 2022. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2022 and March 31, 2022.

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

Within 180 days of the issuance date of the Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. On February 7, 2022, the Company and the Lender entered into an amendment to the SPA, which extended the date by which the Uplist must be completed to April 15, 2022. In consideration of the grant of the extension there was an extension fee of $249,079 added to the principal balance, which has been recognized as a financing cost in the accompanying unaudited condensed consolidated financial statement. Subsequently, the date by which the Uplist had to be completed was further extended to June 15, 2022, and again to November 15, 2022, with no additional fee included. The Company will make a one-time payment to the Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%. The Note also contains certain negative covenants and Events of Default. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default.

Series E Preferred Stock

During the three months ended June 30, 2022, 700 shares of Series E Preferred Stock were converted into 4,537,240 shares of common stock.

During the three months ended June 30, 2022, the amortization of the beneficial conversion feature of the Series E preferred stock was $141,500. The Company is accreting the carrying value, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption. For the three months ended June 30, 2022, $278,500 was accreted, and approximately $637,000 to date as of June 30, 2022.

Common Shares Issued to Consultant

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with $146,750 vested through June 30, 2022.

Common stock issued in relation to business agreement

As of June 22, 2022, 250,000 common shares were issued in relation to a Trial Distribution agreement, which after the result of the Trial Period both parties may negotiate and execute a long term Distribution Agreement. The shares will be paid by the Company withholding sufficient profits from the sale by the other party of the live shrimp.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to June 30, 2022 of approximately $152,758,000 as well as negative cash flows from operating activities of approximately $2,055,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 740,711,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 640 of Series E Redeemable Convertible Preferred shares whose approximately 7,676,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 177,771,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 164,177,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30, 2021, the Company had 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2022.

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

During the period ending June 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report.

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of June 30, 2022.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of March 31, 2022, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

•	Inadequate segregation of duties consistent with control objectives;
•	Lack of independent Board of Directors (as of the balance sheet date) and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;
•	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
•	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Remediation Plan

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

•	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
•	Establish an independent Board of Directors (which we expect to establish in our second fiscal quarter that will end on September 30, 2022) and an Audit Committee to provide oversight for remediation efforts and ongoing guidance regarding accounting, financial reporting, overall risks and the internal control environment;
●	Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties; and
•	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of existing controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which as of December 6, 2021 was recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. As of March 31, 2022, 28,494,706 of the shares presented in Stock Payable have been issued, with the fair value of $9,415,950 reclassified out of Stock Payable. In April of 2022, an additional 60,841,649 of shares of common stock were issued out of the Stock Payable.

The Company has resolved all outstanding litigation involving the Company and there are no suits or cases pending in which the Company is a party.

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2022. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022, filed with SEC on June 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2022 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K except as follows:

During the three months ended June 30, 2022, 700 shares of Series E Preferred Stock were converted into 4,537,240 shares of common stock.

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. As of March 31, 2022, 28,494,706 of the shares presented in Stock Payable have been issued, with the fair value of $9,415,950 reclassified out of Stock Payable. In April of 2022, an additional 60,841,649 of shares of common stock were issued out of the Stock Payable. All of the shares issued pursuant to the final Order have been issued in reliance on the exemption under Section 3(a)(10) of the Securities Act.

As of June 22, 2022, 250,000 common shares were issued in relation to a trial distribution agreement, which after the result of the trial period, both parties may negotiate and execute a long term distribution agreement. The shares will be paid by the Company withholding sufficient profits from the sale by the other party of the live shrimp.

Unless otherwise specified, the above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. The issuance of the shares to the consultant qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offering was not a “public offering” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investor had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date:	August 18, 2022

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 18, 2022

