Form 10-Q
period 2022-09-30
NaturalShrimp Inc
filed 2022-11-14
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November, 14, 2022, there were 751,385,454 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$561,428	$1,734,040
Accounts receivable	72,121	14,385
Escrow account	3,900,000	1,500,000
Inventory	109,249	69,170
Prepaid expenses	791,232	1,511,546

Total current assets	5,434,030	4,829,141

Fixed assets, net	14,989,408	14,798,103

Other assets
Construction-in-process	171,218	1,087,101
Patents, net	6,463,500	6,658,500
License Agreement, net	9,682,376	10,222,376
Right of Use asset	244,023	282,753
Deposits	20,633	20,633

Total other assets	16,581,750	18,271,363

Total assets	$37,005,188	$37,898,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,176,217	$2,802,787
Accrued interest	1,566,155	500,450
Accrued interest - related parties	215,316	203,520
Other accrued expenses	258,781	207,418
Accrued expenses - related parties	200,000	200,000
Short-term Promissory Note and Lines of credit	19,817	20,044
Note payable	5,057,389	96,000
Notes payable - related parties	745,412	495,412
Dividends payable	454,284	296,630
Derivative liability	30,028,000	13,101,000
Warrant liability	2,047,000	3,923,000

Total current liabilities	43,768,371	21,846,261

Convertible debenture, less unamortized debt discount of $9,680,000	6,709,080	2,629,079
Note payable, less current maturities	71,604	119,604
Lease Liability	250,148	286,253

Total liabilities	50,799,203	24,881,197

Commitments and contingencies (Note 9)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 1,670 and 2,840 shares issued and outstanding at September 30, 2022 and March 31, 2021, respectively	1,777,176	2,539,176

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 and 0 shares issued and outstanding at September 30, 2022 and March 31, 2021, respectively	43,612,000	43,612,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2022 and March 31, 2021	500	500

Common stock, $0.0001 par value, 900,000,000 shares authorized, 751,385,454 shares issued and 751,322,954 shares outstanding at September 30, 2022 and 674,831,624 shares issued and 674,644,124 shares outstanding at March 31, 2022, respectively	75,170	67,500

Additional paid in capital	118,061,820	96,701,607
Stock payable	662,767	20,132,650
Subscription receivable	(56,250)	-
Accumulated deficit	(177,927,198)	(150,036,023)
Total stockholders’ deficit	(59,183,191)	(33,133,766)

Total liabilities, mezzanine and stockholders’ deficit	$37,005,188	$37,898,607

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales	$51,725	$-	$88,061	$-

Operating expenses:
General and administrative	540,716	591,468	962,853	1,002,078
Rent	55,633	16,870	82,255	20,955
Salaries and Wages	540,773	1,023,206	984,076	1,655,527
Stock Compensation		-	-	-
Professional services	312,470	378,853	746,440	976,099

General and administrative	1,449,592	2,010,397	2,775,624	3,654,659
Research and development	4,000	196,872	176,643	196,872
Facility operations	488,427	172,431	1,020,163	411,756
Depreciation	408,232	257,772	933,461	612,275
Amortization	367,500	146,500	735,000	146,500

Total operating expenses	2,717,751	2,783,972	5,640,891	5,022,062

Net loss from operations	(2,666,026)	(2,783,972)	(5,552,830)	(5,022,062)
				10.6%
Other income (expense):
Interest expense	(579,291)	(65,663)	(1,081,663)	(147,199)
Interest expense - related parties	(3,522)	-	(3,522)	-
Amortization of debt discount	(2,136,389)	-	(4,176,389)	(236,364)
Financing costs	-	-	-	(109,953)
Change in fair value of derivative liability	(18,241,000)	-	(16,927,000)	-
Change in fair value of warrant liability	(39,000)	-	1,876,000	-
Forgiveness of PPP loan	-	-	-	103,200
Loss due to fire	(863,117)	-	(863,117)	-

Total other income (expense)	(21,862,319)	(65,663)	(21,175,691)	(390,316)

Loss before income taxes	(24,528,345)	(2,849,635)	(26,728,521)	(5,412,378)

Provision for income taxes	-	-	-	-

Net loss	(24,528,345)	(2,849,635)	(26,728,521)	(5,412,378)

Amortization of beneficial conversion feature on Preferred shares	(42,500)	(1,341,948)	(184,000)	(817,376)
Accretion on Preferred shares	(278,500)	-	(557,000)	-
Redemption and exchange of Series D Preferred shares	-	-	-	(5,792,947)
Dividends	(55,427)	(360,225)	(157,654)	(360,225)

Net loss available for common stockholders	$(24,904,772)	$(4,551,808)	$(27,627,175)	$(12,382,926)

EARNINGS PER SHARE (Basic and diluted)	$(0.03)	$(0.00)	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	731,616,343	603,775,024	675,370,057	594,359,747

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENT of CHANGES IN SHAREHOLDERS’ DEFICIT

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid in	Stock	Subscription	Accumulated	Non-controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	receivable	deficit	interest	deficit
Balance March 31, 2022	5,000,000	$500	-	$-	674,644,124	$67,500	$96,701,607	$20,132,650	$	$(150,036,023)	$-	$(33,133,766)

Common stock issued for legal settlement to NSH shareholders	-	-	-	-	61,154,136	6,112	19,311,486	(19,317,598)	-	-	-	-
Conversion of Series E PS to common stock	-	-	-	-	4,537,240	454	839,546	-	-	-	-	840,000
Contingent beneficial conversion feature related to the Series E Preferred Shares, fully amortized	-	-	-	-	-	-	99,000	-	-	(99,000)	-	-
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(42,500)	-	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(278,500)	-	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(102,227)	-	(102,227)
Common stock issued in business agreement, to be paid from revenue earned	-	-	-	-	250,000	25	56,225	-	(56,250)	-	-	-
Common stock vested to consultants	-	-	-	-	-	6	24,369	-	-	-	-	24,375

Net loss										(2,200,176)		(2,200,176)

Balance June 30, 2022	5,000,000	$500	-	$-	740,585,500	$74,097	$117,032,233	$815,052	$(56,250)	$(152,758,426)		$(34,892,794)

Common stock issued for legal settlement to NSH shareholders	-	-	-	-	404,067	40	127,646	(127,686)	-	-	-	-
Conversion of Series E Preferred Shares to common stock	-	-	-	-	9,920,887	992	827,008	-	-	(108,000)	-	720,000
Increase of 10% in Series E Preferred Shares to one holder based on certain rights										(156,000)		(156,000)
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(42,500)	-	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(278,500)	-	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(55,427)	-	(55,427)
Common stock issued in business agreement	-	-	-	-	250,000	25	25,975	-		-	-	26,000
Common stock issued from shares payable	-	-	-	-	100,000	10	24,590	(24,600)		-	-	-
Common stock vested to consultants	-	-	-	-	62,500	6	24,369	-	-	-	-	24,375

Net loss										(24,528,345)		(24,528,345)

Balance September 30, 2022	-	$-	-	$-	751,322,954	$75,170	$118,061,820	$662,767	$(56,250)	$(177,927,198)		$(59,183,191)

Balance March 31, 2021	5,000,000	$500	607	$-	560,745,180	$56,075	$56,649,491	$136,000	$-	$(53,683,268)	$(87,830)	$3,070,969

Issuance of common stock upon conversion	-	-	-	-	1,329,246	133	421,353	-	-	-	-	421,486
Conversion of Series B PS to common stock	-	-	(262)	-	3,144,000	314	(314)	-	-	-	-	-
Conversion of Series D PS to common stock	-	-	-	-	428,572	43	(43)	-	-	-	-	-
Exchange of Series D PS to Series E PS	-	-	-	-	-	-	-	-	-	(3,258,189)	-	(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares	-	-	-	-	35,772,729	3,577	17,273,546	-	-	-	-	17,277,123
Exercise of warrants related to the sale of common shares	-	-	-	-	1,100,000	110	10,890	-	-	-	-	11,000
Beneficial conversion feature related to the Series E Preferred Shares	-	-	-	-	-	-	3,269,505	-	-	-	-	3,269,505
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(817,376)	-	(817,376)
Redemption of Series D Preferred shares	-	-	-	-	-	-	-	-	-	(2,534,758)	-	(2,534,758)
Common shares to be issued for the acquisition of the non-controlling interest subsidiary’s remaining equity	-	-	-	-	-	-	(3,087,830)	2,000,000	-	-	87,830	(1,000,000)
Common shares to be issued for Patent acquisition	-	-	-	-	-	-	-	5,000,000	-	-	-	5,000,000
Common stock vested to consultants	-	-	-	-	125,000	13	48,738	24,900	-	-	-	73,651

Net loss										(2,562,743)		(2,562,743)

Balance June 30, 2021	5,000,000	$500	345	$-	602,644,727	$60,265	$74,585,336	$7,160,900	$-	$(62,856,334)	$-	$18,950,668

Conversion of Series E PS to common stock					4,114,286	411	(411)					-
Amortization of beneficial conversion feature related to Series E Preferred Shares										(1,341,948)		(1,341,948)
Revision of dividends payable on Series B Preferred Shares (See Note 2)										(182,639)		(182,639)
Dividends payable on Preferred Shares										(177,586)		(177,586)
Common shares to be issued for Technical and Equipment Rights Agreement								4,762,376				4,762,376
Common stock vested to consultants					62,500	6	24,369	24,900				49,275
												-
Net loss										(2,849,635)		(2,849,635)

Balance September 30, 2021	5,000,000	$500	345	$-	606,821,513	$60,683	$74,609,294	$11,948,176	$	(67,408,142)	$-	$19,210,511

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,728,521)	$(5,412,378)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	933,461	612,275
Amortization expense	735,000	-
Amortization of debt discount	4,176,389	236,364
Change in fair value of derivative liability	16,927,000	-
Change in fair value of warrant liability	(1,876,000)	-
Financing costs	-	109,953
Forgiveness of PPP loan	-	(103,200)
Shares issued for services	74,750	122,926

Changes in operating assets and liabilities:
Accounts receivable	(57,736)	-
Inventory	(40,079)	-
Prepaid expenses and other current assets	720,314	(281,729)
Accounts payable	376,056	(138,766)
Other accrued expenses	51,363	(58,396)
Accrued expenses - related parties	-	600,000
Accrued interest	1,065,705	13,018
Accrued interest - related parties	11,796	-

Cash used in operating activitites	(3,630,503)	(4,299,933)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for machinery and equipment	(208,883)	(645,705)
Cash paid for patent acquisition with F & T	-	(2,000,000)
Cash paid for acquisition of shares of NCI	-	(1,000,000)
Cash paid for License Agreement	-	(2,350,000)
Cash paid for construction in process	-	(1,297,819)

CASH USED IN INVESTING ACTIVITIES	(208,883)	(7,293,524)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	-	(4,114)
Payments of notes payable	(48,000)	(48,000)
Payments on notes payable, related party	-	(655,750)
Repayment of short-term promissory note and lines of credit	(227)	(553,577)
Borrowing on Notes payable related party	-	-
Notes receivable	-	-
Lines of credit
Proceeds from issuance of common shares under equity agreeement	-	17,277,123
Proceeds from promissory note	4,865,000	-
Proceeds from promissory note, related parties	250,000
Proceeds from convertible debentures, receipt from escrow	1,500,000	-
Escrow account in relation to the proceeds from promissory notes	(3,900,000)	-
Payments on convertible debentures	-	(421,486)
Proceeds from sale of Series E PS	-	-
Proceeds from sale of Series D PS	-	-
Redemption of Series D PS	-	(3,513,504)
Shares issued upon exercise of warrants	-	11,000

Cash provided by financing activitites	2,666,773	12,091,692

NET CHANGE IN CASH	(1,172,613)	498,236

CASH AT BEGINNING OF YEAR	1,734,040	155,795

CASH AT END OF YEAR	$561,428	$654,031

INTEREST PAID	$4,162	$147,199

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$915,883	$-
Shares issued upon conversion of convertible debentures	$-	$421,486
Shares issued upon conversion of Preferred stock	$1,560,000	-
Cancellation of Right of Use asset and Lease liability	$-	$275,400
Shares issued as consideration for Patent acquisition	$-	$5,000,000
Shares issued as consideration for acquisition of remaining NCI	$-	$2,000,000

The accompanying footnotes are in integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Business

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, is a biotechnology company and has developed a proprietary technology that allows it to grow Pacific White shrimp (Lit Penaeus, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. The Company’s system uses technology which allows it to produce a naturally grown shrimp “crop” weekly and accomplishes this without the use of antibiotics or toxic chemicals. The Company has developed several proprietary technology assets, including a knowledge base that allows it to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors and maintains proper levels of oxygen, salinity and temperature for optimal shrimp production. The Company’s production facilities are located in La Coste, Texas and Webster City, Iowa.

On December 17, 2020, the Company closed on an Asset Purchase Agreement (“APA”) between VeroBlue Farms USA, Inc., a Nevada corporation (“VBF”), VBF Transport, Inc., a Delaware corporation (“Transport”), and Iowa’s First, Inc., an Iowa corporation (“Iowa’s First”) (each a “Seller” and collectively, “Sellers”). Transport and Iowa’s First were wholly-owned subsidiaries of VBF. The agreement called for the Company to purchase all of the tangible assets of VBF, the motor vehicles of Transport and the real property (together with all plants, buildings, structures, fixtures, fittings, systems and other improvements located on such real property) of Iowa’s First. The facility was originally designed as an aquaculture facility, with the company having production issues. The Company began a modification process to convert the plant to produce shrimp, which will allow them to scale faster without having to build new facilities. The three Iowa facilities contain the tanks and infrastructure that will be used to support the production of shrimp with the incorporation of the Company’s patented EC platform technology.

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

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and NAS.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2022, the Company had a net loss from operations of approximately $5,553,000. At September 30, 2022, the Company had an accumulated deficit of approximately $177,927,000 and a working capital deficit of approximately $38,334,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended September 30, 2022, the Company received the $1,500,000 remaining escrow amount related to the proceeds from the issuance of a convertible debenture in December 2021, as well as $1,100,000 from the from the issuance of a convertible debenture in August 2022, with $3,900,000 put into escrow to be held until certain terms are met for a promissory note (see Note 5) and $250,000 in a loan agreement with related parties. Subsequent to the period end , the Company entered into a Purchase Agreement with GHS Investments LLC (“GHS”) under which the Company may require GHS to purchase a maximum of up to 64,000,000 shares of the Company’s common stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $5,000,000 over a one-year term that ends on November 4, 2023 (see Note 11). On November 8, 2022, the Company received a $500,000, for the sale of 4,972,156 shares of common stock  . Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter in production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended September 30, 2022 and 2021 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2022.

The condensed consolidated balance sheet at March 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the six months ended September 30, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 751,323,000 underlying common shares, 1,500 shares of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 2,656,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 180,333,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 259,759,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the six months ended September 30, 2021, the Company had Redeemable Convertible Preferred stock with approximately 9,842,000 underlying common shares, and 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2022 and March 31, 2022.

The derivative and warrant liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivatives during the six months ended September 30, 2022 and the year ended March 31, 2022:

Derivatives

	September 30, 2022	March 31, 2022
	(unaudited)
Derivative liability balance at beginning of period	$13,101,000	$-
Reclass to equity upon conversion or redemption	-	-
Additions to derivatives	-	12,985,000
Change in fair value	16,927,000	116,000
Balance at end of period	$30,028,000	$13,101,000

At September 30, 2022, the fair value of the derivative liabilities of convertible notes was estimated by the use of a Binomial model using the following inputs: the price of the Company’s common stock of $0.15; the conversion price of $0.0657; a risk-free interest rate of 4.05% and expected volatility of the Company’s common stock of 104,46%.

At March 31, 2022, the fair value of the derivative liabilities of convertible notes was estimated using the following inputs: the price of the Company’s common stock of $0.225; the conversion price of $0.19; a risk-free interest rate of 2.28% and expected volatility of the Company’s common stock of 109.47%.

Warrant liability

	September 30, 2022	March 31, 2022
	(unaudited)
Warrant liability balance at beginning of period	$3,923,000	$-
Additions to warrant liability	-	5,910,000
Reclass to equity upon cancellation or exercise	-	-
Change in fair value	(1,876,000)	(1,987,000)
Balance at end of period	$2,047,000	$3,923,000

At September 30, 2022, the fair value of the warrant liability was estimated using the following inputs: the price of the Company’s common stock of $0.15; a risk-free interest rate ranging from 4.06% to 4.25% and expected volatility of the Company’s common stock ranging from 124.6% to 174.8% and the remaining terms of each warrant issuance.

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

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2022 and March 31, 2022.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2022 and March 31, 2022, the Company’s cash balance exceeded FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three and six months ended September 30, 2022, the amortization of the patents was $97,500 and $195,000 and the license rights was $270,000 and $540,000. Amortization expense for the patents was $97,500 and $146,500 for the three and six months ended September 30, 2021. The accumulated amortization of the patents was $536,000 and $341,500 as of September 30, 2022 and March 31, 2022, respectively. The accumulated amortization of the license rights was $1,080,000 and $540.000 as of September 30, 2022 and March 31, 2022, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of September 30, 2022, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted EPS for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of September 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2022, through the date which the unaudited condensed consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of September 30, 2022 and March 31, 2022 is as follows:

	September 30, 2022	March 31, 2022
	(unaudited)
Land	$324,293	$324,293
Buildings	6,633,271	5,611,723
Machinery and equipment	11,973,337	10,524,343
Autos and trucks	263,331	247,356
	19,194,232	16,707,715
Accumulated depreciation	(4,204,824)	(1,909,612)
Fixed assets, net	$14,989,408	$14,798,103

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $408,000 and $404,000, and $933,000 and $759,000 for the three and six months ended September 30, 2022 and 2021, respectively.

On July 3, 2022, the Company’s building containing its water treatment and purification system in La Coste, Texas (the “Water Treatment Plant”) was completely destroyed in a fire. The Water Treatment Plant is a separate building consisting of approximately 8,000 square feet located apart from the production building which was not damaged. The Company received $700,000 from the insurance company for the claim filed for the fire damage. Due to the damage caused by the fire, the Company has written off approximately $1,764,000 of the fixed assets, and $325,000 of the accumulated depreciation, which, less the $700,000 insurance settlement, has resulted in the recognition of a Loss due to fire in the condensed consolidated statement of operations.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.625% as of September 30, 2022. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2022 and March 31, 2022.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.725% as of September 30, 2022. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2022 and March 31, 2022.

NOTE 5 – PROMISSORY NOTE

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on August 17, 2022. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $5,433,333. The Note has an interest rate of 12% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $433,333 and a transaction expense amount of $10,000, both of which are included in the principal balance of the Note. On the Closing Date the Company received $1,100,000, with $3,900,000 put into escrow to be held until certain terms are met, which includes $3,400,000 upon the completion of a successful uplist to NYSE or NASDAQ. The SPA includes a Security Agreement, whereby the note is secured by the collateral set forth in the agreement, covering all of the assets of the Company. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid (the “Exit Fee”). As the Exit Fee is to be included in every settlement of the Note, an additional 15% of the principal balance, which totals $816,500, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount.

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

NOTE 6 – CONVERTIBLE DEBENTURES

December 15, 2021 Debenture

The Company entered into a securities purchase agreement (the “December 2021 SPA”) with an investor (the “December 2021 Investor”) on December 15, 2021. Pursuant to the December 2021 SPA, the December 2021 Investor purchased a secured promissory note (the “December 2021 Note”) in the aggregate principal amount totaling approximately $16,320,000. The December 2021 Note has an interest rate of 12% per annum, with a maturity date 24 months from the issuance date of the December 2021 Note (the “Maturity Date”). The December 2021 Note carried an original issue discount totaling $1,300,000 and a transaction expense amount of $20,000, both of which are included in the principal balance of the December 2021 Note. The December 2021 Note had $2,035,000 in debt issuance costs, including fees paid in cash of $1,095,000 and 3,000,000 warrants issued to placement agents with a fair value of $940.000. The warrant fair value was estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.32; a risk-free interest rate of 1.19%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%. The warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt.

Beginning on the date that is 6 months from the issuance date of the December 2021 Note, the December 2021 Investor has the right to redeem up to $1,000,000 of the outstanding balance per month. Payments may be made by the Company, at the Company’s option, (a) in cash, or (b) by paying the redemption amount in the form of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per the following formula: the number of redemption shares equals the portion of the applicable redemption amount divided by the Redemption Repayment Price. The “Redemption Repayment Price” equals 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date that the December 2021 Investor delivers notice electing to redeem a portion of the December 2021 Note. The redemption amount shall include a premium of 15% of the portion of the outstanding balance being paid (the “Exit Fee”). As the Exit Fee is to be included in every settlement of the December 2021 Note, an additional 15% of the principal balance, which totals $2,448,000, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount. In addition to the December 2021 Investor’s right of redemption, the Company has the option to prepay the December 2021 Notes at any time prior to the Maturity Date by paying a premium of 15% plus the principal, interest, and fees owed as of the prepayment date.

Within 180 days of the issuance date of the December 2021 Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the December 2021 Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the December 2021 Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. On February 7, 2022, the Company and the December 2021 Investor entered into an amendment to the December 2021 SPA, which extended the date by which the Uplist must be completed to April 15, 2022. In consideration of the grant of the extension there was an extension fee of $249,079 added to the principal balance, which has been recognized as a financing cost in the accompanying unaudited condensed consolidated financial statement. Subsequently, the date by which the Uplist had to be completed was further extended to June 15, 2022, and again to November 15, 2022, with no additional fee included   . The Company will make a one-time payment to the December 2021 Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event the Company does not make this payment, the then-current outstanding balance will be increased by 10%. In addition, the Company has 30 days in which to secure the December 2021 Note and grant the December 2021 Investor a first position security interest in the real property in Texas and Iowa, and if it is not effectuated within the 30 days the outstanding balance will be increased by 15%. The Company is required to reserve 65,000,000 shares of common stock from its authorized and unissued common stock and to add 100,000,000 shares of common stock to the Share Reserve on or before March 10, 2022.

The December 2021 Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include a failure to deliver conversion shares, the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the December 2021 Investor’s written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to the December 2021 Investor, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the December 2021 Investor may consider the December 2021 Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the December 2021 Note increases from 5% to 15%, depending upon the specific Event of Default. As of September 30, 2022, the Company is in full compliance with the covenants and Events of Default.

The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability. As of September 30, 2022 the fair value of the derivative is $30,028,000, with a change in fair value of $16,927,000 recognized in the six months ended September 30, 2022.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2022 and March 31, 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding 10,000 shares Series E preferred stock are authorized and 1,540 and 2,840 outstanding, respectively, and 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, respectively.

Series E Preferred Stock

On June 16, 2022, one of the holders of our Series E Convertible Preferred Stock chose to exercise their right, pursuant to the Certificate of Designation relating to the Series E Convertible Preferred Stock, to receive the rights extended to the convertible noteholder, of 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date of conversion. As the exercise of the conversion price adjustment was similar to a down round, and the Company has not yet adopted ASU 2020-06, the accounting treatment of ASU 2017-11 was applied, whereby the adjustment was treated as a contingent beneficial conversion feature recognized as of the triggering date. As of June 16, 2022, this holder held 940 shares of the Series E preferred stock. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company as compared to the conversion price, determined there was a $99,000 beneficial conversion feature to recognize, which was fully amortized as there is no remaining redemption date to their Series E Preferred Stock. The additional rights of the convertible note which were applied include the 10% increase in the outstanding balance if an uplist to a national exchange was not consummated by the Company by March 1, 2022, for an increase of 130 Series E Preferred shares with a stated value of $156,000, as well as an exit fee of 15% to be recognized upon conversions of the Series E Preferred shares into shares of common stock.

During the six months ended September 30, 2022, 1,300 shares of Series E Preferred Stock were converted into 14,458,127 shares of common stock.

During the three and six months ended September 30, 2022, the amortization of the beneficial conversion feature of the Series E preferred stock was $42,500 and $85,000. The Company is accreting the carrying value, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption. For the three and six months ended September 30, 2022, $278,500 and $557,000 was accreted, and approximately $916,000 to date as of September 30, 2022.

Common Shares Issued to Consultant

On August 1, 2022, the Company issued 250,000 shares of common stock to a consultant per the terms of an agreement from June 2021, to be issued upon the approval of a patent.

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. A total of 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with approximately $171,000 vested through September 30, 2022.

Common Stock Issued in Relation to Business Agreement

As of June 22, 2022, 250,000 common shares were issued in relation to a trial distribution agreement, which after the result of the trial period, both parties may negotiate and execute a long-term distribution agreement. The shares will be paid by the Company withholding sufficient profits from the sale by the other party of the live shrimp.

Options and Warrants

The Company has not granted any options since inception.

All of the warrants issued have been recognized as a liability, as of the issuance of the convertible debenture on December 15, 2021, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt.

The 18,573,116 warrants outstanding as of September 30, 2022, were revalued as of period end for a fair value of $2,047,000, with a decrease in the fair value of $1,876,000 recognized on the unaudited condensed consolidated statement of operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.15; a risk-free interest rate of 4.06% to 4.25%, the expected volatility of the Company’s common stock ranging from 124.6% to 174.8%; the estimated remaining term, a dividend rate of 0%,

NOTE 8 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheet approximately $119,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of both September 30, 2022 and March 31, 2022. These amounts include both accrued payroll and accrued allowances and expenses.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the Chief Technology Officer compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of September 30, 2022. As of September 30, 2022, $200,000 has been paid each to the President and Chief Technology Officer, with a total of $200,000 remaining in accrued expenses, related parties.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both September 30, 2022 and March 31, 2022. As of September 30, 2022 and March 31, 2022, accrued interest payable was approximately $74,000 and $74,000, respectively.

Promissory Note

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

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both September 30, 2022 and March 31, 2022 and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of September 30, 2022 and March 31, 2022, accrued interest payable was approximately $161,000 and $146,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at September 30, 2022 and March 31, 2022 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets.

NOTE 9 – LEASES

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

Merger Agreement

On October 24, 2022, the Comapny entered into a Merger Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Yotta Acquisition Corporation, a Delaware corporation (“Yotta”), and Yotta Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Yotta (“Merger Sub”). The Merger Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the board of directors of each of the Company, Yotta, and Merger Sub.

The Merger Agreement provides, among other things, that Merger Sub will merge with and into the Company, with the Company as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, the Company shall be a wholly-owned subsidiary of Yotta (the “Merger”). In addition, Yotta will be renamed “NaturalShrimp, Incorporated” or such other name as shall be designated by the Company. Other capitalized terms used, but not defined, herein have the respective meanings given to such terms in the Merger Agreement.

The Merger Agreement provides for aggregate consideration to be issued to securityholders of the Company of 17,500,000 shares (the “Closing Merger Consideration Shares”) of Yotta’s common stock, par value $0.0001 per share (“Yotta Shares”), to be issued at the effective time of the Merger (the “Effective Time”), plus an additional (i) 5,000,000 Yotta Shares if the Surviving Corporation has at least $15,000,000 in revenue during the fiscal year ended March 31, 2024 and (ii) 5,000,000 Yotta Shares if the Surviving Corporation has at least $30,000,000 in revenue during the fiscal year ended March 31, 2025 (collectively, the “Contingent Merger Consideration Shares”).

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Effective Time each share of Common Stock outstanding or deemed outstanding pursuant to the provisions discussed immediately below as of immediately prior to the Effective Time will be converted into the right to receive its allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares (to the extent the required revenue thresholds are met).

Pursuant to the terms of the Merger Agreement and agreements that, pursuant to the Merger Agreement, the Company will enter into with holders of such convertible securities, such convertible securities will be canceled in exchange (except for the Series A Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A Preferred”) for a cash payment or Yotta Shares as follows: (i) at the option of the holder thereof, each outstanding warrant to purchase shares of Common Stock will be canceled in exchange for a cash payment based on the value thereof or treated as exercised for shares of Common Stock, in each case based on an adjusted exercise price and as otherwise set forth in the Merger Agreement and/or the individual agreements, and if treated as exercised, converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; (ii) each outstanding share of Series F Convertible Preferred Stock of the Company, par value $0.0001 per share, will be canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; and (iii) each outstanding share of Series E Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series E Preferred”), will be canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares. In addition, each holder of Series E Preferred will be entitled to receive at the Effective Time an additional number of Closing Merger Consideration Shares as are necessary to ensure that the per-share value of the Yotta Shares that such stockholder is entitled to receive is not less than the per-share value (based on the effective purchase price) of the aggregate Yotta Shares then held by any Yotta stockholder after taking into account any newly-issued Yotta Shares that such Yotta stockholder acquires directly from Yotta prior to the closing of the Merger (the “Closing”) (which will reduce the number of Closing Merger Consideration Shares that will be issued to the Company’s other securities holders). The Series A Preferred will be cancelled and retired without any conversion thereof and for no consideration.

In addition, the Merger Agreement provides that, pursuant to an agreement to be entered into between the Company and the December 2021 Investor, in relation to December 2021 SPA, contingent on and effective as of the Effective Time, the Convertible Note will be amended to eliminate the conversion feature thereof. Also, such agreement will provide for: (i) for the payment to December 2021 Investor of an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Convertible Note; (ii) that the remaining balance of the Convertible Note be repaid in equal monthly installments over a 12-month period beginning on a date after the Closing Date or the termination of such agreement; and (iii) that if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, or substantially similar terms as approved by the Board of Directors of the Company.

The Company is required to enter into all of the above-described agreements with the holders of the warrants, preferred stockholders, and December 2021 Investor within 14 days of the date of the Merger Agreement, or November 7, 2022 (the “Convertible Instrument Agreements”).

Restructuring Agreements

On November 4, 2022, the Company entered into a restructuring agreement with the terms noted above with the December 2021 Investor. The December 2021 SPA was amended and restated and eliminated the conversion feature as well as the Uplist provision (see Note 6). Additionally, the maturity date as well as the Mandatory Prepayment provision was amended. While the December 2021 SPA is outstanding and within 3 trading days of the Closing of the Merger Agreement, the Company will make a payment equal to the lesser of (A) one-third of the amount (calculated prior to any deductions for any broker, underwriter, legal, accounting or other fees) retained in the Trust Account (as defined in the Merger Agreement) at the Effective Time (as defined in the Merger Agreement) or (B) $10,000,000, in order to repay a portion of the Outstanding Balance (a “Mandatory Prepayment”). In the event that the Closing does not occur on or before December 31, 2022, the then-current outstanding balance will be increased by two percent (2%) and shall increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement

On November 5, 2022, the Company entered a restructuring agreement with GHS, whereby the Series E Preferred Stock and the warrants outstanding as of the Closing date shall have their terms adjusted. The outstanding warrants shall be a) cancelled in exchange for a cash payment equal to the fair value of the warrants based on the Black Scholes model, with the exercise price to be adjusted to equal 80% of the average volume weighted average price of the Company common stock during the five trading day period immediately prior to the Closing Date (the “Adjusted Exercise Price”); or (b) as of the Effective Time, canceled and treated as if exercised for that number of shares of the Company’s common stock calculated using the Black Scholes model fair value, the number of Warrant Shares on the Closing Date and the Adjusted Exercise Price, with the shares of the Company’s common stock that would have been due to Holder as a result of such exercise of the Warrant treated as if issued to Holder and then converted into the right to receive (i) the Closing Per Share Merger Consideration (as defined in the Merger Agreement) plus (ii) the Additional Per Share Merger Consideration (as defined in the Merger Agreement), if any, at the time and subject to the contingencies set forth in the Merger Agreement. For the Series E Preferred Stock that shall be outstanding immediately prior to the Effective Time, they shall be canceled and treated as if converted into that number of shares of the Company’s common stock equal to (i) the stated value of $1,200 per share plus any unpaid dividends, multiplied by 1.25, divided by (ii) 80% of the average volume weighted average price of the Company’s common stock during the five trading day period immediately prior to the Closing Date. The shares of the Company’s common stock that would have been due to the holder as a result of the conversion of such shares of Series E Convertible Preferred Stock shall be treated as issued to holder and converted, as of the Effective Time, into the right to receive (y) the Closing Per Share Merger Consideration plus (z) the Additional Per Share Merger Consideration, if any, at the time and subject to the contingencies set forth in the Merger Agreement.

GHS Purchase Agreement

On November 4, 2022, the Company entered into a purchase agreement (the “GHS Purchase Agreement”) with GHS Investments LLC (“GHS”), an accredited investor, pursuant to which, the Company may require GHS to purchase a maximum of up to 64,000,000 shares of the Company’s common stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $5,000,000 over a one-year term that ends on November 4, 2023. Notwithstanding the foregoing dollar limitations, the Company and GHS may, from time to time, mutually agree in writing to waive the aforementioned limitations for a relevant Purchase Notice, which waiver, shall not exceed the 4.99% beneficial ownership limitation contained in the GHS Purchase Agreement. The Company is to control the timing and amount of any sales of GHS Purchase Shares to GHS. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

The “Purchase Price” means, with respect to a purchase made pursuant to the GHS Purchase Agreement, 90% of the lowest VWAP during the 10 consecutive business days immediately preceding, but not including, the applicable purchase date. The Company shall deliver a number of GHS Purchase Shares equal to 112.5% of the aggregate purchase amount for such GHS Purchase divided by the Purchase Price per share for such GHS Purchase.

If there are any default events, as set forth in the GHS Purchase Agreement, has occurred and is continuing, the Company shall not deliver to GHS any Purchase Notice.

Further , pursuant to the terms of the GHS Purchase Agreement, from November 4, 2022 until the date that is the later of (i) the closing of the transactions whereby Yotta Merger Sub, Inc. will merge with and into the Company, with the Company as the surviving company (the “Merger”); and (ii) the 12 month anniversary of the first delivery of GHS Purchase Shares, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in any financing, up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing. Following the Merger, the Participation Maximum shall be 50% of the Subsequent Financing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2022, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability on a timely basis to successfully rebuild our water treatment plant and replace our filtration equipment that was destroyed by fire on July 3, 2022 at our La Coste, Texas facility;
●	our ability to continue developing and expanding our research and development plant in La Coste, Texas and our production facility in Webster City, Iowa;
●	our ability to successfully commercialize our equipment and shrimp farming operations to produce a market-ready product in a timely manner and in enough quantity;
●	absence of contracts with customers or suppliers;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our continued ability to raise funding at the pace and quantities required to scale our plant needs to commercialize our products;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	the commercial success of our products;
●	business interruptions resulting from geo-political actions, including war, and terrorism or disease outbreaks (such as the outbreak of COVID-19);
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

Corporate History

The Company was incorporated in the State of Nevada on July 3, 2008 under the name “Multiplayer Online Dragon, Inc.” On January 30, 2015, we acquired substantially all of the assets of NaturalShrimp Holdings, Inc. a Delaware corporation (“NSH”), that had developed the proprietary technology to grow and sell shrimp potentially anywhere in the world that is now the basis of our business. Such assets consisted primarily of all of the issued and outstanding shares of capital stock of its subsidiaries NaturalShrimp USA Corporation (“NSC”) and NaturalShrimp Global (“NS Global”), and certain real property located outside of San Antonio, Texas, in exchange for our issuance of 75,520,240 shares of our common stock to NSC. As a result of the transaction, NSH acquired 88.62% of our issued and outstanding shares of common stock, NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming company. We changed our name to “NaturalShrimp Incorporated” in 2015.

Business Overview

We are a biotechnology company and have developed proprietary platform technologies that allow us to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities. Our system uses technology that allows us to produce a naturally grown shrimp “crop” weekly without the use of antibiotics or toxic chemicals. We have developed several proprietary technology assets, including a knowledge base that allows us to produce commercial quantities of shrimp in a closed system with a computer monitoring system that automates, monitors, and maintains proper levels of oxygen, salinity, and temperature for optimal shrimp production. The Company’s production facilities are located in La Coste, Texas and Webster City, Iowa.

On December 17, 2020, we acquired certain assets from VeroBlue Farms USA, Inc. and its subsidiaries VBF Transport, Inc. and Iowa’s First, Inc., including a facility that was designed for the growth of barramundi fish that we are in the process of converting so that it can produce shrimp using the Company’s propriety technology. The consideration for the purchase of these assets was (i) $10,000,000, consisting of (i) $5,000,000 in cash paid at closing, (ii) $3,000,000 payable in 36 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid as a balloon payment on the maturity date, and (iii) $2,000,000 payable in 48 months with interest thereon at the rate of 5% per annuum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid as a balloon payment on the maturity date. The Company also issued 500,000 shares of common stock as a finder’s fee in connection with the transaction.

The facility was originally designed as an aquaculture facility. The Company has begun a modification process to convert the plant to produce shrimp, which will allow us to scale faster without having to build new facilities. The Iowa facility contains the tanks and infrastructure that the Company will use to support the production of shrimp with the incorporation of the Company’s electrocoagulation platform technology. The Company also plans to convert additional square footage currently used as storage to its planned shrimp processing plant. The development of the facility is 40% completed with full development of the facility expected by December 31, 2022.

On May 25, 2021, the Company purchased from F&T Water Solutions LLC (“F&T”) its 50% ownership interest in a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments that the Company and F&T had previously jointly developed and patented (the “Patent”), as well as F&T’s 100% interest in a second patent associated with the Patent issued to F&T in March 2018 and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and 9,900,990 shares of the Company’s common stock.

The Company has three wholly-owned subsidiaries: NSC, NS Global, and NAS.

Evolution of Technology

In 2001, we began research and development of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, 52 weeks a year. Our initial system was successful, but we determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from developing the first system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have produced thousands of pounds of shrimp over the last few years in order to develop a design that will consistently produce quality shrimp that grow to a large size at a specific rate of growth. This included experimenting with various types of natural live and synthesized feed supplies before selecting the most appropriate nutritious and reliable combination. It also included utilizing monitoring and control automation equipment to minimize labor costs and to provide the necessary oversight for proper regulation of the shrimp environment.

Production and Sales

On July 3, 2022, the La Coste, Texas shrimp production facility experienced a fire that damaged the Water Treatment Plant (WTP) including the filtration equipment within the building. The initial investigation indicated that the fire started at an external source near the WTP building. No one was hurt and this did not cause any damage to the main production building containing the shrimp. The Company immediately engaged its Emergency Response Team comprised of management, engineering, production, and sales personnel organized to quickly respond and deal with potential situations such as this. Fortunately, the Company has the necessary backup equipment to replace the damaged equipment which will allow continued production and sales in Texas. The Company received $700,000 from the insurance company for the claim filed for the fire damage. Due to the damage caused by the fire, the Company has written off approximately $1,764,000 of the fixed assets, and $325,000 of the accumulated depreciation, which, less the $700,000 insurance settlement, has resulted in the recognition of a loss due to fire in the unaudited condensed consolidated statement of operations.

Texas began selling live shrimp in late June, and Iowa has been selling since November of 2021. The initial live shrimp sales were limited in size to establish and train customers in shipping and handling procedures. These sales are targeted presently in the Chicago and San Antonio areas. As previously announced, the Company has established a partnership with US Foods, a leading foodservice distributor, to deliver the Company’s fresh never frozen shrimp to US Foods in the South Texas area. The Company expects sales to begin in November 2022 with sales of approximately 1,000 pounds per month with expected expansion of sales to 4,000 pounds per month in the first calendar quarter of 2023. Total sales have also recently included the selling of shrimp at the downtown Webster City, Iowa market for the local Chamber of Commerce.

We expect the combined output from the La Coste, Texas, and Webster City, Iowa facilities should result in a total of 20,000 pounds of shrimp production for the calendar quarter that will end on December 31, 2022 and 40,000 pounds of shrimp production for the first calendar quarter of 2023.  We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 24,000 pounds of shrimp production per week by the fourth calendar quarter of 2023. Also, the Company is expecting to break ground on an 80,000 square foot expansion in La Coste prior to December 31, 2022.

The Merger Agreement and the Merger

On October 24, 2022, the Company entered into a Merger Agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Yotta Acquisition Corporation, a Delaware corporation (“Yotta”), and Yotta Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Yotta (“Merger Sub”).

The Merger Agreement and the transactions contemplated thereby (the “Transactions”) were approved by the board of directors of each of the Company, Yotta, and Merger Sub.

The Merger Agreement provides, among other things, that Merger Sub will merge with and into the Company, with the Company as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, the Company shall be a wholly-owned subsidiary of Yotta (the “Merger”). In addition, Yotta will be renamed “NaturalShrimp, Incorporated” or such other name as shall be designated by the Company. Other capitalized terms used, but not defined, herein have the respective meanings given to such terms in the Merger Agreement.

The Merger Agreement provides for aggregate consideration to be issued to securityholders of the Company of 17,500,000 shares (the “Closing Merger Consideration Shares”) of Yotta’s common stock, par value $0.0001 per share (“Yotta Shares”), to be issued at the effective time of the Merger (the “Effective Time”), plus an additional (i) 5,000,000 Yotta Shares if the Surviving Corporation has at least $15,000,000 in revenue during the fiscal year ended March 31, 2024 and (ii) 5,000,000 Yotta Shares if the Surviving Corporation has at least $30,000,000 in revenue during the fiscal year ended March 31, 2025 (collectively, the “Contingent Merger Consideration Shares”).

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Effective Time each share of Common Stock outstanding or deemed outstanding pursuant to the provisions discussed immediately below as of immediately prior to the Effective Time will be converted into the right to receive its allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares (to the extent the required revenue thresholds are met).

Pursuant to the terms of the Merger Agreement and agreements that, pursuant to the Merger Agreement, the Company will enter into with holders of such convertible securities, such convertible securities will be canceled in exchange (except for the Series A Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A Preferred”) for a cash payment or Yotta Shares as follows: (i) at the option of the holder thereof, each outstanding warrant to purchase shares of Common Stock will be canceled in exchange for a cash payment based on the value thereof or treated as exercised for shares of Common Stock, in each case based on an adjusted exercise price and as otherwise set forth in the Merger Agreement and/or the individual agreements, and if treated as exercised, converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; (ii) each outstanding share of Series F Convertible Preferred Stock of the Company, par value $0.0001 per share, will be canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; and (iii) each outstanding share of Series E Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series E Preferred”), will be canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares. In addition, each holder of Series E Preferred will be entitled to receive at the Effective Time an additional number of Closing Merger Consideration Shares as are necessary to ensure that the per-share value of the Yotta Shares that such stockholder is entitled to receive is not less than the per-share value (based on the effective purchase price) of the aggregate Yotta Shares then held by any Yotta stockholder after taking into account any newly-issued Yotta Shares that such Yotta stockholder acquires directly from Yotta prior to the closing of the Merger (the “Closing”) (which will reduce the number of Closing Merger Consideration Shares that will be issued to the Company’s other securities holders). The Series A Preferred will be cancelled and retired without any conversion thereof and for no consideration.

In addition, the Merger Agreement provides that, pursuant to an agreement to be entered into between the Company and Streeterville Capital, LLC (“Streeterville”) as the holder of the Secured Convertible Promissory Note in the initial amount of $16,320,000.00 issued by the Company to Streeterville with an effective date of December 15, 2021 (the “Convertible Note”), contingent on and effective as of the Effective Time, the Convertible Note will be amended to eliminate the conversion feature thereof. Also, such agreement will provide for: (i) for the payment to Streeterville of an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Convertible Note; (ii) that the remaining balance of the Convertible Note be repaid in equal monthly installments over a 12-month period beginning on a date after the Closing Date or the termination of such agreement; and (iii) that if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to Streeterville will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, or substantially similar terms as approved by the Board of Directors of the Company.

The Company is required to enter into all of the above-described agreements with the holders of the warrants, preferred stockholders, and Streeterville within 14 days of the date of the Merger Agreement, or November 7, 2022 (the “Convertible Instrument Agreements”).

The Merger is expected to close in the first calendar quarter of 2023, following the receipt of the required approvals by the stockholders of the Company and Yotta, conditional approval by the Nasdaq Stock Market of Yotta’s initial listing application filed in connection with the Merger, and the fulfillment of other customary closing conditions.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation: (i) by the mutual written consent of the parties; (ii) by either Yotta or the Company if the Closing does not occur on or prior to July 22, 2023 or, if an Additional Extension Period has been approved, at the expiration of such period (the “Outside Termination Date”), unless the breach of any covenants or obligations under the Merger Agreement by the party seeking to terminate (or, in the case of Yotta, by Merger Sub) proximately caused the failure to consummate the Transactions by the applicable date; (iii) by either Yotta or the Company if any governmental authority shall have issued an order, enacted a law, or taken any other action that has the effect of making the Transactions illegal or permanently restraining, enjoining, or otherwise prohibiting the consummation of the Transactions and such law or order or other action shall have become final and nonpeelable, unless the failure by such party or its affiliates to comply with any provision of the Merger Agreement was a substantial cause of, or substantially resulted in, such action by such governmental authority; (iv) by Yotta, subject to certain exceptions, if the Company has breached any of its representations, warranties, covenants, or agreements in the Merger Agreement and such breach cannot be cured at all or within the earlier of (A) 30 days after written notice thereof and (B) the Outside Termination Date; (v) by Yotta, subject to certain exceptions, if the Company does not receive the required stockholder approval of the Merger Agreement within five business days after the effective date of the Form S-4; (vi) by Yotta, subject to certain exceptions, if the Company fails to enter into the Convertible Instrument Agreements by November 7, 2022; and (vii) by the Company, subject to certain exceptions, if Yotta or Merger Sub has breached any of its representations, warranties, covenants, or agreements in the Merger Agreement and such breach cannot be cured at all or within the earlier of (A) 30 days after written notice thereof and (B) the Outside Termination Date.

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, except in the case of a willful breach of any covenant or agreement under the Merger Agreement or fraud, provided, that (A) if Yotta terminates the Merger Agreement pursuant to clauses (iv), (v), or (vi) of the preceding paragraph, the Company must pay to Yotta, within two business days of such termination, a termination fee in the amount of $3,000,000, and (B) if the Company terminates the Merger Agreement pursuant to clause (vii) of the preceding paragraph, Yotta shall pay to the Company, within two business days of such termination, a termination fee in the amount of $3,000,000.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue

We had revenue of $51,725 in the three months ended September 30, 2022, compared to no revenues during the quarter ended September 30, 2021. Revenues during the 2022 period were the result of initial sample orders sold to customers.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022	2021

Salaries and related expenses	$540,773	$1,023,206
Professional fees	312,470	378,853
Other general and administrative expenses	540,716	591,468
Rent	55,633	16,870
Facility operations	488,232	172,431
Research and development	4,000	196,872
Depreciation	408,500	257,772
Amortization	367,500	146,500
Total	$2,717,751	$2,783,972

Operating expenses for the three months ended September 30, 2022, decreased $66,621, or 2.4%, compared to the same period in 2021, primarily due to increases in facility operations expense, depreciation, and amortization partially offset by decreases in salaries and related expenses, research and development expenses, and professional fees. Facility operations expenses increased $315,801, or 183.1%, during the three months ended September 30, 2022 compared to the same period in 2021, as a result of the progress of the planning of the commercial operations in our Iowa and Texas facilities . Depreciation increased $150,728, or 58.5%, quarter over quarter due to the progressed fixed assets as well as the movement of construction in process to fixed assets in the two plants . Amortization increased $221,000, or 150.9%, quarter over quarter, to $367,500 for the quarter ended September 30, 2022, as a result of quarterly amortization of $367,500 for the Patents and the license rights pursuant to the Equipment Rights Agreement with Hydrenesis Delta Systems and the Technology Rights Agreement with Hydrenesis Aquaculture, which amortization we began to recognize in August 2021 and that will be amortized over a 20-year period for the patents and a 10 year period for the license rights. Amortization during the 2021 period related to the beginning of the amortization of the patents and license rights. Salaries and related expenses decreased by $482,433, or 47.1%, during the quarter ended September 30, 2022 compared to the same period of 2021, primarily due to the Company’s payment of a one-time $600,000  bonus to the President and Chief Technology Officer  during the 2021 period, partially offset by an increase in the number of employees and normal salary increases. Research and development expenses decreased $192,872, or 98.0%, due to the slowdown during the quarter of conducting trials of Atlantic salmon production  in Norway. Finally, professional fees during the quarter ended September 30, 2022, decreased by $66,383 compared to the same period of 2021, due to greater than normal levels of attorneys’ work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees, in the 2021 period.

Other income (expense)

The following table summarizes the various components of our Other income(expenses) for each of the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
	2022	2021

Interest expense	$(579,291)	$(65,663)
Interest expense - related parties	(3,522)	-
Amortization of debt discount	(2,136,389)	-
Change in fair value of derivative liability	(18,241,000)	-
Change in fair value of warrant liability	(39,000)	-
Loss due to fire	(863,117)	-
Total	$(21,862,319)	$(65,663)

Other expense for the three months ended September 30, 2022 increased significantly from the three months ended September 30, 2021, the majority of which is a result of the recognition of the features related to the new $16,320,000 convertible note entered into on December 15, 2021. The note included an OID of $1,320,000, plus debt issuance costs of $1,095,000 and warrants were issued with a fair value of $940,000. Additionally, the conversion feature was analyzed as a derivative and was required to be bifurcated, and the derivative at the inception was valued at $12,985,000. All of these features added together resulted in a debt discount capped at $16,320,000. As a result, the quarterly amortization of the debt discount is $2,040,000 in the three months ended September 30, 2022. There were no derivatives or warrant liabilities in the prior period. Therefore, the change in fair value is a new recognition in the current period. The derivative fair value increased, resulting in the change in fair value being an expense. The interest rate on the convertible note is 12%, so the interest expense on it is $497,072 for the three months ended September 30, 2022, which is the cause of the increase in interest expense for the current period as compared to the prior period.

On July 3, 2022, the Company’s building containing its water treatment and purification system in La Coste, Texas was completely destroyed by fire. This resulted in the $863,117 loss due to fire recognized in the three months ended September 30, 2022.

Comparison of the Six Months Ended September 30, 2022 to the Six Months Ended September 30, 2021

Revenue

Revenues were $88,061 during the six months ended September 30, 2022, compared to no revenues during the six months ended September 30, 2021. Revenues during the 2022 period were the result of initial sample orders sold to customers.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the six months ended September 30, 2022 and September 30, 2021:

	Six Months Ended September 30,
	2022	2021

Salaries and related expenses	$984,076	$1,655,527
Professional fees	746,440	976,099
Other general and administrative expenses	962,853	1,022,098
Rent	82,255	20,955
Facility operations	1,020,163	411,756
Research and development	176,643	196,872
Depreciation	933,461	612,275
Amortization	735,000	146,500
Total	$5,640,891	$5,022,062

Operating expenses for the six months ended September 30, 2022 increased $618,829, or 12.3%, compared to the same period in 2021, primarily due to increases in facility operations expense, depreciation, and amortization partially offset by decreases in salaries and related expenses and professional fees. Facility operations expenses increased $608,407, or 147.8%, during the six months ended September 30, 2022 compared to the same period in 2021, primarily as a result of a ramp-up of costs based on the increase in the activity in planning operations . Depreciation increased $321,186, or 52.5%, during the six months ended September 30, 2022, compared to the same period in 2021, as a result of the fixed assets from the new plant and the construction in process moved to fixed assets , as discussed above. Amortization increased $588,500, or 401.7%, during the six months ended September 30, 2022, compared to the same period of 2021, as a result of the quarterly amortization for the new patent and license rights as discussed above with respect to the results for the quarter ended September 30, 2022, which we began to recognize in August 2021. While there were additional employees and normal salary increases, salaries and related expenses decreased $671,451, or 40.6%, during the six months ended September 30, 2022 compared to the same period of 2021, primarily due to the Company’s payment of $700,000 in bonuses to its executive officers during the 2021 period, as discussed above. Professional fees decreased during the 2022 period due to greater than normal levels of legal work, as well as consultant and accounting fees, during the six months ended September 30, 2021.

Other income (expense)

The following table summarizes the various components of our Other income(expenses) for each of the six months ended September 30, 2022 and September 30, 2021:

	Six Months Ended September 30,
	2022	2021

Interest expense	$(1,081,663)	$(147,199)
Interest expense - related parties	(3,522)	-
Amortization of debt discount	(4,176,389)	(236,364)
Financing costs	-	(109,953)
Change in fair value of derivative liability	(16,927,000)	-
Change in fair value of warrant liability	(1,876,000)	-
Forgiveness of PPP loan	-	103,200
Loss due to fire	(863,117)	-
Total	$(21,175,691)	$(390,316)

Other expense for the six months ended September 30, 2022, increased significantly from the same period in 2021, the majority of which is a result of the recognition of the features related to the new $16,320,000 convertible note entered into on December 15, 2021. The note included an OID of $1,320,000, plus debt issuance costs of $1,095,000 and warrants were issued with a fair value of $940,000. Additionally, the conversion feature was analyzed as a derivative required to be bifurcated, and the derivative at the inception was valued at $12,985,000. All of these features added together resulted in a debt discount capped at $16,320,000. As a result, the amortization of the debt discount is $4,080,000 in the six months ended September 30, 2022. There were no derivatives nor warrant liabilities in the prior period, therefore the change in fair value is a new recognition in the current period. The derivative fair value increased, resulting in the change in fair value being an expense. The interest rate on the convertible note is 12%, so the interest expense on it is $994,145 for the six months ended September 30, 2022, which is the cause of the increase in interest expense for the current period as compared to the prior period.

On July 3, 2022, the Company’s building containing its water treatment and purification system in La Coste, Texas was completely destroyed in a fire. This resulted in the $863,117 loss due to fire recognized in the six months ended September 30, 2022.

In April of 2021, the Company settled a convertible note, with a redemption fee of $109,953, recognized as financing costs. The Company’s Paycheck Protection Program (“PPP”) loan was approved for forgiveness on April 26, 2021 and, therefore, was recognized in the six months ended September 30, 2021.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2022, we had cash on hand of approximately $561,000 and working capital deficiency of approximately $38,334,000, as compared to cash on hand of approximately $1,734,000 and a working capital deficiency of approximately $17,017,000 as of March 31, 2022. The decrease in working capital for the six months ended September 30, 2022, is mainly due to the decrease in cash on-hand, the increase in the fair value of the derivative liability  , the new promissory notes and related party notes, accrued interest, offset by a decrease in fair value of the warrant liability.

Working Capital/(Deficiency)

Our working capital as of September 30, 2022, in comparison to our working capital deficiency as of March 31, 2021, can be summarized as follows:

	September 30,	March 31,
	2022	2022
Current assets	$5,434,030	$4,829,141
Current liabilities	43,768,371	21,846,261
Working capital deficiency	$(38,334,341)	$(17,017,120)

Current assets increased mainly because of the $3,900,000 escrow account arising from the new promissory note in August 2022, less the release of the $1,500,000 escrow account as of March 31, 2022 related to the proceeds from the issuance of a convertible debenture in December 2021, which was transferred to the Company’s cash. This was offset by a decrease in cash based on the use of the cash on hand, and a decrease as well in prepaid expenses. The increase in current liabilities is primarily due to the in $18,241,000, increase in the fair value of the derivative liability , as well as the entrance into a new promissory note of $5,000,000, less it’s OID and debt discount, and the $250,000 notes payable-related party. This is offset by the decrease in the fair value of the warrant liability.

Cash Flows

Our cash flows for the six months ended September 30, 2022, in comparison to our cash flows for the six months ended September 30, 2021, can be summarized as follows:

	Six months Ended September 30,
	2022	2021
Net cash used in operating activities	$(3,630,503)	$(4,153,434)
Net cash used in investing activities	(208,883)	(7,293,524)
Net cash provided by financing activities	2,666,773	12,091,692
Net change in cash	$(1,172,613)	$644,736

The net cash used in operating activities in the six months ended September 30, 2022 is approximately $523,000 less as compared to the same period in 2021. The decrease in cash used is based on the decrease in prepaid expenses and the increase in accounts payable and accrued interest related to the new promissory note as well as the addition for the current period’s six months on the convertible note. A portion is also due to the increase in the accounts receivable and inventory, none of which occurred in the prior period.

The net cash used in investing activities in the three months ended September 30, 2022 decreased by approximately $7,085,000 compared to the same period in the prior fiscal year. During the current period cash used consists of the purchase of approximately $209,000 for machinery and equipment. The prior year’s cash spent on investing activities consisted of the $2,000,000 of cash in the patent acquisition and $1,000,000 in the acquisition of shares of the non-controlling interest, as well as approximately $646,000 for machinery and equipment and $1,298,000 for construction in process.

The net cash provided by financing activities decreased by approximately $9,425,000 between periods. For the current period, the Company received $4,865,000 net proceeds on a new promissory note, with $3,900,000 put in an escrow account, and $150,000 from a promissory note with related parties. Additionally, the $1,500,000 that had been held in escrow from the convertible note the Company entered into in December of 2021 has been transferred into its cash on hand. In the same period in the prior year, the Company received approximately $17,277,000 from the sale of common stock and warrants, offset by amounts paying off the convertible note, notes payable with related parties and bank loans, and the amount paid on the redemption of Series D Preferred Shares.

Our cash position was approximately $561,000 as of September 30, 2022. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months  .

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 31.625% as of September 30, 2022. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2022 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 15.725% as of September 30, 2022. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2022 and March 31, 2022.

Promissory Note

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on August 17, 2022. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $5,433,333 (the “Principal Amount”). The Note has an interest rate of 12% per annum, with a maturity date nine months from the issuance date of the Note (the “Maturity Date”). The Note carried an original issue discount totaling $433,333 and a transaction expense amount of $10,000, both of which are included in the principal balance of the Note. On the Closing Date the Company received $1,100,000, with $3,900,000 put into escrow to be held until certain terms are met, which includes $3,400,000 upon the completion of a successful uplist to NYSE or NASDAQ. The SPA includes a Security Agreement, whereby the note is secured by the collateral set forth in the agreement, covering all of the assets of the Company. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid (the “Exit Fee”).

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

Promissory Note – related parties

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

Convertible Debentures

The Company entered into a securities purchase agreement (the “December 2021 SPA”) with an investor (the “December 2021 Investor”) on December 15, 2021. Pursuant to the December 2021 SPA, the December 2021 Investor purchased a secured promissory note (the “December 2021 Note”) in the aggregate principal amount totaling approximately $16,320,000. The December 2021 Note has an interest rate of 12% per annum, with a maturity date 24 months from the issuance date of the December 2021 Note (the “Maturity Date”). The December 2021 Note carried an original issue discount totaling $1,300,000 and a transaction expense amount of $20,000, both of which are included in the principal balance of the December 2021 Note. The December 2021 Note had $2,035,000 in debt issuance costs, including fees paid in cash of $1,095,000 and 3,000,000 warrants issued to placement agents with a fair value of $940.000. The warrant fair value was estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.32; a risk-free interest rate of 1.19%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%. The warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt.

Beginning on the date that is 6 months from the issuance date of the December 2021 Note, the December 2021 Investor has the right to redeem up to $1,000,000 of the outstanding balance per month. Payments may be made by the Company, at the Company’s option, (a) in cash, or (b) by paying the redemption amount in the form of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per the following formula: the number of redemption shares equals the portion of the applicable redemption amount divided by the Redemption Repayment Price. The “Redemption Repayment Price” equals 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date that the December 2021 Investor delivers notice electing to redeem a portion of the December 2021 Note. The redemption amount shall include a premium of 15% of the portion of the outstanding balance being paid (the “Exit Fee”). In addition to the December 2021 Investor’s right of redemption, the Company has the option to prepay the December 2021 Notes at any time prior to the Maturity Date by paying a premium of 15% plus the principal, interest, and fees owed as of the prepayment date.

Within 180 days of the issuance date of the December 2021 Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the December 2021 Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the December 2021 Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. On February 7, 2022, the Company and the December 2021 Investor entered into an amendment to the SPA, which extended the date by which the Uplist must be completed to April 15, 2022. In consideration of the grant of the extension there was an extension fee of $249,079 added to the principal balance, which has been recognized as a financing cost in the accompanying unaudited condensed consolidated financial statement. Subsequently, the date by which the Uplist had to be completed was further extended to June 15, 2022, and again to November 15, 2022, with no additional fee included. The Company will make a one-time payment to the December 2021 Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%. The December 2021 Note also contains certain negative covenants and Events of Default. Upon an Event of a Default, at its option and sole discretion, the December 2021 Investor may consider the December 2021 Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the December 2021 Note increases from 5% to 15%, depending upon the specific Event of Default.

Common Shares Issued to Consultant

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 shares of common stock shall vest each quarter through October 1, 2022, at $24,275, with approximately $171,000 vested through September 30, 2022.

Common stock issued in relation to business agreement

On August 1, 2022, the Company issued 250,000 shares of common stock to a consultant per the terms of an agreement from June 2021, to be issued upon the approval of a patent.

Common Stock Issued in Relation to Business Agreement

As of June 22, 2022, 250,000 common shares were issued in relation to a trial distribution agreement, which after the result of the trial period, both parties may negotiate and execute a long-term distribution agreement. The shares will be paid by the Company withholding sufficient profits from the sale by the other party of the live shrimp

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to September 30, 2022 of approximately $177,927,000 as well as negative cash flows from operating activities of approximately $3,631,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the six months ended September 30, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 751,323,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 of Series E Redeemable Convertible Preferred shares whose approximately 2,656,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 180,333,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 259,759,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the six months ended September 30, 2021, the Company had Redeemable Convertible Preferred stock with approximately 9,842,000 underlying common shares, and 10,000,000 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2022.

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

During the period ending September 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Report.

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of September 30, 2022.

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

The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	Establish an independent Board of Directors (which we expect to establish in our fourth fiscal quarter that will end on March 31, 2023) and an Audit Committee to provide oversight for remediation efforts and ongoing guidance regarding accounting, financial reporting, overall risks and the internal control environment;
●	Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties; and
●	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of existing controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which as of December 6, 2021 was recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. As of March 31, 2022, 28,494,706 of the shares presented in Stock Payable have been issued, with the fair value of $9,415,950 reclassified out of Stock Payable. In the six months through September 30, 2022, an additional 61,558.203 of shares of common stock, with a fair value of $19,445,284, were issued out of the Stock Payable.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2022 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K except as follows:

During the three months ended September 30, 2022, 600 shares of Series E Preferred Stock were converted into 9,920,887 shares of common stock  .

  All of the shares issued pursuant to the final Order in connection with the litigation discussed in Part II, Item 1 of this report have been issued in reliance on the exemption under Section 3(a)(10) of the Securities Act.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
4.1	Secured Promissory Note, dated August 17, 2022	8-K	4.1	08/24/2022
10.1	Securities Purchase Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.1	08/24/2022
10.2	Escrow Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated, Streeterville Capital LLC, and Hansen Black Anderson Ashcraft PLLC	8-K	10.2	08/24/2022
10.3	Security Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.3	08/24/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date:	November 14, 2022

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 14, 2022

