Form 10-Q
period 2022-12-31
NaturalShrimp Inc
filed 2023-02-16
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 15, 2023, there were 783,161,589 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated Balance Sheets

	December 31, 2022	March 31, 2022
	(unaudited)
ASSETS
Current assets
Cash	$141,864	$1,734,040
Accounts receivable	7,502	14,385
Escrow account	-	1,500,000
Inventory	101,929	69,170
Prepaid expenses	490,140	1,511,546
Deferred offering costs	126,963	-

Total current assets	868,398	4,829,141

Fixed assets, net	15,350,443	14,798,103

Other assets
Construction-in-process	45,730	1,087,101
Patents, net	6,366,000	6,658,500
License Agreement, net	9,412,376	10,222,376
Right of Use asset	224,266	282,753
Deposits	20,633	20,633

Total other assets	16,069,005	18,271,363

Total assets	$32,287,846	$37,898,607

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,523,210	$2,802,787
Accrued interest	336,102	500,450
Accrued interest - related parties	213,292	203,520
Other accrued expenses	299,978	207,418
Accrued expenses - related parties	200,000	200,000
Short-term Promissory Note and Lines of credit	19,817	20,044
Note payable	96,000	96,000
Restructured August note payable	2,219,347	-
Notes payable - related parties	745,412	495,412
Dividends payable	514,391	296,630
Derivative liability	-	13,101,000
Warrant liability	892,000	3,923,000

Total current liabilities	9,059,549	21,846,261

Convertible debenture, less unamortized debt discount of $9,680,000	-	2,629,079
Restructured Senior note payable	20,223,035	-
Note payable, less current maturities	47,604	119,604
Lease Liability	231,704	286,253

Total liabilities	29,561,892	24,881,197

Commitments and contingencies (Note 10)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 1,670 and 2,840 shares issued and outstanding at December 31, 2022 and March 31, 2021, respectively	2,003,557	2,539,176

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 and 0 shares issued and outstanding at December 31, 2022 and March 31, 2021, respectively	43,612,000	43,612,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2022 and March 31, 2021	500	500

Common stock, $0.0001 par value, 900,000,000 shares authorized, 768,561,129 shares issued and 751,322,954 shares outstanding at December 31, 2022 and 674,831,624 shares issued and 674,644,124 shares outstanding at March 31, 2022, respectively	76,894	67,500

Additional paid in capital	119,464,471	96,701,607
Stock payable	662,767	20,132,650
Subscription receivable	(56,250)	-
Accumulated deficit	(163,037,985)	(150,036,023)
Total stockholders' deficit	(42,889,603)	(33,133,766)

Total liabilities, mezzanine and stockholders’ deficit	$32,287,846	$37,898,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Sales	$97,943	$16,640	$186,004	$16,640

Operating expenses:
General and administrative	1,481,195	1,527,699	4,256,819	5,182,358
Research and development	14,212	20,357	190,855	217,229
Facility operations	875,194	398,504	1,895,357	810,260
Depreciation	416,377	218,134	1,349,838	830,409
Amortization	367,500	367,500	1,102,500	514,000

Total operating expenses	3,154,478	2,532,194	8,795,369	7,554,256

Net loss from operations	(3,056,535)	(2,515,554)	(8,609,365)	(7,537,616)
				14.2%
Other income (expense):
Interest expense	(593,331)	(80,991)	(1,674,994)	(228,190)
Interest expense - related parties	(6,250)	-	(9,772)	-
Amortization of debt discount	(843,494)	(340,000)	(5,019,883)	(576,364)
Financing costs	-	(1,393,000)	-	(1,502,953)
Change in fair value of derivative liability	17,738,000	-	811,000	-
Change in fair value of warrant liability	1,155,000	(137,000)	3,031,000	(137,000)
Change in fair value of restructured notes	(1,594,515)	-	(1,594,515)	-
Forgiveness of PPP loan	-	-	-	103,200
Gain on Vero Blue note settlement	-	500,000		500,000
Gain on extinguishment of debt	2,383,088	-	2,383,088	-
Legal Settlement	-	(29,400,000)	-	(29,400,000)
Loss due to fire	(6,262)	-	(869,379)	-

Total other income (expense)	18,232,236	(30,850,991)	(2,943,455)	(31,241,307)

Income (loss) before income taxes	15,175,701	(33,366,545)	(11,552,820)	(38,778,923)

Provision for income taxes	-	-	-	-

Net income (loss)	15,175,701	(33,366,545)	(11,552,820)	(38,778,923)

Amortization of beneficial conversion feature on Preferred shares	(28,048)	-	(212,048)	(817,376)
Accretion on Preferred shares	(198,333)	-	(755,333)	-
Redemption and exchange of Series D Preferred shares	-	-	-	(5,792,947)
Dividends	(60,107)	-	(481,761)	-

Net income (loss) available for common stockholders	$14,889,213	$(33,366,545)	$(13,001,961)	$(45,389,246)

EARNINGS PER SHARE (Basic)	$0.02	$(0.05)	$(0.02)	$(0.07)

EARNINGS PER SHARE (Diluted)	$0.01	$(0.05)	$(0.02)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	697,586,776	635,536,459	682,750,957	608,191,555

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)	1,629,304,739	635,536,459	682,750,957	608,191,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated STATEMENT of CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid in	Stock	Subscription	Accumulated	Non-controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	receivable	deficit	interest	deficit

Balance March 31, 2022	5,000,000	$500	-	$-	674,644,124	$67,500	$96,701,607	$20,132,650	$	$(150,036,023)	$-	$(33,133,766)

Common stock issued for legal settlement to NSH shareholders	-	-	-	-	61,154,136	6,112	19,311,486	(19,317,598)	-	-	-	-
Conversion of Series E Preferred Shares to common stock	-	-	-	-	4,537,240	454	839,546	-	-	-	-	840,000
Contingent beneficial conversion feature related to the Series E Preferred Shares, fully amortized	-	-	-	-	-	-	99,000	-	-	(99,000)	-	-
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(42,500)	-	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(278,500)	-	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(102,227)	-	(102,227)
Common stock issued in business agreement, to be paid from revenue earned	-	-	-	-	250,000	25	56,225	-	(56,250)	-	-	-
Common stock vested to consultants	-	-	-	-	-	6	24,369	-	-	-	-	24,375

Net loss										(2,200,176)		(2,200,176)

Balance June 30, 2022	5,000,000	$500	-	$-	740,585,500	$74,097	$117,032,233	$815,052	$(56,250)	$(152,758,426)		$(34,892,794)

Common stock issued for legal settlement to NSH shareholders	-	-	-	-	404,067	40	127,646	(127,686)	-	-	-	-
Conversion of Series E Preferred Shares to common stock	-	-	-	-	9,920,887	992	827,008	-	-	(108,000)	-	720,000
Increase of 10% in Series E Preferred Shares to one holder based on certain rights										(156,000)		(156,000)
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(42,500)	-	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(278,500)	-	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(55,427)	-	(55,427)
Common stock issued in business agreement	-	-	-	-	250,000	25	25,975	-		-	-	26,000
Common stock issued from shares payable	-	-	-	-	100,000	10	24,590	(24,600)		-	-	-
Common stock vested to consultants	-	-	-	-	62,500	6	24,369	-	-	-	-	24,375

Net loss										(24,528,345)		(24,528,345)

Balance September 30, 2022	5,000,000	$500	-	$-	751,322,954	$75,170	$118,061,820	$662,767	$(56,250)	$(177,927,198)		$(59,183,191)

Issuance of common shares under financing agreement					17,175,675	1,718	1,378,282					1,380,000
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(28,048)	-	(28,048)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(198,333)	-	(198,333)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(60,107)	-	(60,107)
Common stock vested to consultants	-	-	-	-	62,500	6	24,369	-	-	-	-	24,375

Net income										15,175,701		15,175,701

Balance December 31, 2022	5,000,000	$500	-	$-	768,561,129	$76,894	$119,464,471	$662,767	$(56,250)	$(163,037,985)		$(42,889,603)

Balance March 31, 2021	5,000,000	$500	607	$-	560,745,180	$56,075	$56,649,491	$136,000	$-	$(53,683,268)	$(87,830)	$3,070,969

Issuance of common stock upon conversion	-	-	-	-	1,329,246	133	421,353	-	-	-	-	421,486
Conversion of Series B PS to common stock	-	-	(262)	-	3,144,000	314	(314)	-	-	-	-	-
Conversion of Series D PS to common stock	-	-	-	-	428,572	43	(43)	-	-	-	-	-
Exchange of Series D Preferred Shares to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(3,258,189)	-	(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares	-	-	-	-	35,772,729	3,577	17,273,546	-	-	-	-	17,277,123
Exercise of warrants related to the sale of common shares	-	-	-	-	1,100,000	110	10,890	-	-	-	-	11,000
Beneficial conversion feature related to the Series E Preferred Shares	-	-	-	-	-	-	3,269,505	-	-	-	-	3,269,505
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(817,376)	-	(817,376)
Redemption of Series D Preferred shares	-	-	-	-	-	-	-	-	-	(2,534,758)	-	(2,534,758)
Common shares to be issued for the acquisition of the non-controlling interest subsidiary's remaining equity	-	-	-	-	-	-	(3,087,830)	2,000,000	-	-	87,830	(1,000,000)
Common shares to be issued for Patent acquisition	-	-	-	-	-	-	-	5,000,000	-	-	-	5,000,000
Common stock vested to consultants	-	-	-	-	125,000	13	48,738	24,900	-	-	-	73,651

Net loss										(2,562,743)		(2,562,743)

Balance June 30, 2021	5,000,000	$500	345	$-	602,644,727	$60,265	$74,585,336	$7,160,900	$-	$(62,856,334)	$-	$18,950,668

Conversion of Series E PS to common stock					4,114,286	411	(411)					-
Amortization of beneficial conversion feature related to Series E Preferred Shares										(1,341,948)		(1,341,948)
Revision of dividends payable on Series B Preferred Shares (See Note 2)										(182,639)		(182,639)
Dividends payable on Preferred Shares										(177,586)		(177,586)
Common shares to be issued for Technical and Equipment Rights Agreement								4,762,376				4,762,376
Common stock vested to consultants					62,500	6	24,369	24,900				49,275
												-
Net loss										(2,849,635)		(2,849,635)

Balance September 30, 2021	5,000,000	$500	345	$-	606,821,513	$60,683	$74,609,294	$11,948,176		$(67,408,142)	$-	$19,210,511

Conversion of Series B Preferred Shares to common stock	-	-	(278)	-	3,336,000	334	(334)	-	-	-	-	(334)
Conversion of Series E Preferred Shares to common stock	-	-	-	-	4,114,286	411	2,879,589	-	-	-	-	2,880,000
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(831,543)	-	(831,543)
Beneficial conversion feature related to the Series E Preferred Shares	-	-	-	-	-	-	169,714	-	-	-	-	169,714
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(80,167)	-	(80,167)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(112,577)	-	(112,577)
Common shares issued for Technical and Equipment Rights Agreement	-	-	-	-	26,732,673	2,673	11,759,706	(11,762,376)	-	-	-	-
Common stock vested to consultants	-	-	-	-	112,500	21	99,054	(49,800)	-	-	-	49,275
Common stock issued to consultants	-	-	-	-	430,071	43	158,285	-	-	-	-	158,328
Common stock vested to employees	-	-	-	-	175,000	18	68,286	-	-	-	-	68,304
Reclassification of warrants to liability	-	-	-	-	-	-	(2,935,000)	-	-	-	-	(2,935,000)
Common stock to be issued for legal settlement to NSH shareholders	-	-	-	-	-	-	-	29,388,000	-	-	-	29,388,000
												-
Net loss										(33,366,545)		(33,366,545)

Balance December 31, 2021	5,000,000	$500	67	$-	641,722,043	$64,183	$86,808,594	$29,524,000	$-	$(101,798,974)	$-	$14,597,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,552,820)	$(38,778,923)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,349,838	586,409
Amortization expense	1,102,500	514,000
Amortization of debt discount	5,019,883	576,364
Change in fair value of derivative liability	(811,000)	-
Change in fair value of warrant liability	(3,031,000)	137,000
Change in fair value of promissory notes	1,594,515	-
Financing costs	-	1,502,953
Gain on extinguishment of debt	(1,883,089)	-
Loss due to fire	869,379	-
Forgiveness of PPP loan	-	(103,200)
Gain on Vero Blue note settlement	-	(500,000)
Legal settlement	-	29,388,000
Shares issued for services	99,124	398,831

Changes in operating assets and liabilities:
Accounts receivable	6,883	-
Inventory	(32,759)	(28,128)
Prepaid expenses and other current assets	1,021,406	(321,162)
Deferred offering costs	(126,963)	-
Accounts payable	724,360	(5,637,796)
Other accrued expenses	92,560	(101,896)
Accrued expenses - related parties	-	200,000
Accrued interest	1,662,647	(49,482)
Accrued interest - related parties	9,772	16,000

Cash used in operating activities	(3,884,764)	(12,201,031)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(2,430,186)	(2,116,124)
Cash received for fire damage to fixed assets	700,000	-
Cash paid for patent acquisition with F & T	-	(2,000,000)
Cash paid for acquisition of shares of NCI	-	(1,000,000)
Cash paid for License Agreement	-	(2,350,000)
Cash paid for construction in process	-	(433,389)

Cash used in investing activities	(1,730,186)	(7,899,513)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	-	(214,852)
Payments of notes payable	(72,000)	(72,000)
Payments on notes payable, related party	-	(655,750)
Repayment of short-term promissory note and lines of credit	(227)	(553,577)
Proceeds from issuance of common shares under equity agreement	-	17,277,123
Proceeds from sale of stock	1,380,000	-
Proceeds from promissory note	1,465,000	-
Proceeds from promissory note, related parties	250,000	-
Proceeds from convertible debentures	-	8,905,000
Proceeds from convertible debentures, receipt from escrow	1,500,000	-
Escrow account in relation to the proceeds from promissory notes	(500,000)	5,000,000
Payments on convertible debentures	-	(421,486)
Payments on notes payable	-	(4,500,000)
Proceeds from sale of Series E Preferred Shares	-	1,348,000
Redemption of Series D Preferred Shares	-	(3,513,504)
Shares issued upon exercise of warrants	-	11,000

Cash provided by financing activities	4,022,773	22,609,954

NET CHANGE IN CASH	(1,592,176)	2,509,411

CASH AT BEGINNING OF YEAR	1,734,040	155,795

CASH AT END OF YEAR	$141,864	$2,665,206

INTEREST PAID	$1,829,570	$212,190

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$1,041,371	$-
Shares issued upon conversion of convertible debentures	$-	$421,486
Shares issued upon conversion of Preferred stock	$1,560,000	-
Cancellation of Right of Use asset and Lease liability	$-	$275,400
Shares issued as consideration for Rights Agreement	$-	$4,762,376
Shares issued as consideration for Patent acquisition	$-	$5,000,000
Shares issued as consideration for acquisition of remaining NCI	$-	$2,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

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

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and NAS.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2022, the Company had a net loss from operations of approximately $8,609,000. At December 31, 2022, the Company had an accumulated deficit of approximately $163,038,000 and a working capital deficit of approximately $8,191,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended December 31, 2022, the Company received the $1,500,000 remaining escrow amount related to the proceeds from the issuance of a convertible debenture in December 2021, as well as $1,465,000 from the issuance of a convertible debenture in August 2022, per the restructuring agreement and $250,000 in a loan agreement with related parties. Additionally, the Company entered into a Purchase Agreement with GHS Investments LLC (“GHS”) under which the Company may require GHS to purchase a maximum of up to 64,000,000 shares of the Company’s common stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $5,000,000 over a one-year term that ends on November 4, 2023 (see Note 11). During the three months ended December 31, 2022, the Company received a net amount of approximately $1,380,000, for the sale of 17,175,675 shares of common stock. Subsequent to the period end, the Company has received another $878,365 from GHS for the sale of 14,880,460 shares  of common stock. Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter in production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended December 31, 2022 and 2021 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended December 31, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 751,385,000 underlying common shares, 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 2,775,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 180,333,000 underlying common shares, whose shares were included in the calculation of diluted EPS. For the three months ended December 31, 2022, the Company had 1,500 shares of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive as their conversion and exercise prices were greater than the market price of the Company’s common shares. For the nine months ended December 31, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 768,561,000 underlying common shares, 1,500 shares of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 2,775,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 184,387,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three and nine months ended December 31, 2021, the Company had Redeemable Convertible Preferred stock with approximately 9,842,000 underlying common shares, $18,768,000 in a convertible debenture whose approximately 67,816,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 and March 31, 2022.

The derivative and warrant liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivatives during the nine months ended December 31, 2022 and the year ended March 31, 2022:

Derivatives

	December 31, 2022
	(unaudited)	March 31, 2022
Derivative liability balance at beginning of period	$13,101,000	$-
Included in gain on extinguishment of note	(12,290,000)	-
Additions to derivatives	-	12,985,000
Change in fair value	(811,000)	116,000
Balance at end of period	$-	$13,101,000

The derivative liability does not exist as of December 31, 2022, as the convertible note removed the conversion feature upon its restructuring and there is no longer an embedded derivative to be bifurcated (Note 6).

At March 31, 2022, the fair value of the derivative liabilities of convertible notes was estimated using the following inputs: the price of the Company’s common stock of $0.225; the conversion price of $0.19; a risk-free interest rate of 2.28% and expected volatility of the Company’s common stock of 109.47%.

Warrant liability

	December 31, 2022
	(unaudited)	March 31, 2022
Warrant liability balance at beginning of period	$3,923,000	$-
Additions to warrant liability	-	5,910,000
Reclass to equity upon cancellation or exercise	-	-
Change in fair value	(3,031,000)	(1,987,000)
Balance at end of period	$892,000	$3,923,000

At December 31, 2022, the fair value of the warrant liability was estimated using the following inputs: the price of the Company’s common stock of $0.079; a risk-free interest rate ranging from 4.11% to 4.22% and expected volatility of the Company’s common stock ranging from 125.3% to 145.6% and the remaining terms of each warrant issuance.

At March 31, 2022, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.42% and expected volatility of the Company’s common stock ranging from 185.9% to 205.9% and the remaining terms of each warrant issuance.

Promissory Note

	December 31, 2022
	(unaudited)	March 31, 2022
Promissory Notes fair value at beginning of period	$-	$-
Fair value of Promissory Note upon Restructuring Agreement	20,847,867	-
Change in fair value	(1,594,515)	-
Promissory Note fair value at end of period	$22,442,382	$-

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under ASC 825 fair value option .

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2022 and March 31, 2022.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2022, the Company’s cash balance did not exceed FDIC coverage. As of March 31, 2022, the Company’s cash balance exceeded FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty-year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three and nine months ended December 31, 2022, the amortization of the patents was $97,500 and $292,500 and the license rights was $270,000 and $810,000. Amortization expense for the patents was $97,500 and $244,000 for the three and nine months ended December 31, 2021. The accumulated amortization of the patents was $633,500,000 and $341,500 as of December 31, 2022 and March 31, 2022, respectively. The accumulated amortization of the license rights was $1,350,000 and $540,000 as of December 31, 2022 and March 31, 2022, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of December 31, 2022, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors.

To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer by receipt of purchase orders and confirmations sent by the Company, which includes a required line of credit approval process, (2) identify the performance obligations in the contract, which includes shipment of goods to the customer FOB shipping point or destination, (3) determine the transaction price, which initiates with the purchase order received from the customer and confirmation sent by the Company and will include discounts and allowances by customer if any, (4) allocate the transaction price to the performance obligations in the contract which is the shipment of the goods to the customer and transaction price determined in step 3 above and (5) recognize revenue when (or as) the Company satisfies a performance obligation which is when the Company transfers control of the goods to the customers by shipment or delivery of the products.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, “Earnings Per Share”, to require entities to calculate diluted EPS for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of December 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2022, through the date which the unaudited condensed consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of December 31, 2022 and March 31, 2022 is as follows:

	December 31, 2022	March 31, 2022
	(unaudited)
Land	$324,293	$324,293
Buildings	5,439,365	5,611,723
Machinery and equipment	12,210,036	10,524,343
Autos and trucks	307,227	247,356
	18,280,921	16,707,715
Accumulated depreciation	(2,930,478)	(1,909,612)
Fixed assets, net	$15,350,443	$14,798,103

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $416,000 and $218,000, and $1,350,000 and $830,000 for the three and nine months ended December 31, 2022 and 2021, respectively.

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

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 33.17% as of December 31, 2022. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2022 and March 31, 2022.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 17.27% as of December 31, 2022. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2022 and March 31, 2022.

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 10), on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the Closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of December 31, 2022, in the amount of approximately $35,000.

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of December 31, 2022 at approximately $2,219,000, with a change in fair value of approximately $286,000 recognized in the Statement of Operations.

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

The December 2021 Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include a failure to deliver conversion shares, the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the December 2021 Investor’s written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to the December 2021 Investor, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the December 2021 Investor may consider the December 2021 Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the December 2021 Note increases from 5% to 15%, depending upon the specific Event of Default. As of December 31, 2022, the Company is in full compliance with the covenants and Events of Default.

The conversion feature meets the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability. As of December 31, 2022 the fair value of the derivative is $30,028,000, with a change in fair value of $16,927,000 recognized in the nine months ended December 31, 2022.

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 10), The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Convertible Note; after which the remaining balance of the Convertible Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Closing Date or the termination of such agreement. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) the Uplist terms were removed, ii) Maturity date was modified from December 15, 2023 to December 4, 2023, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of December 31, 2022, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of December 31, 2022, in the amount of approximately $1,309,000.

The Restructured Senior Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the modified August Note is determined to be fundamentally different from the original convertible note. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $18,914,000, there was a gain in extinguishment of approximately $2,540,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Senior Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the Senior Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The Senior Note was revalued as of December 31, 2022 at approximately $20,223,000, with a change in fair value of approximately $1,309,000 recognized in the Statement of Operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2022 and March 31, 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding 10,000 shares Series E preferred stock are authorized and 1,670 and 2,840 outstanding, respectively, and 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, respectively.

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

During the nine months ended December 31, 2022, 1,300 shares of Series E Preferred Stock were converted into 14,458,127 shares of common stock.

During the three and nine months ended December 31, 2022, the amortization of the beneficial conversion feature of the Series E preferred stock was approximately $28,000 and $113,000, and the Series E beneficial conversion feature was fully amortized. The Company is accreting the carrying value, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption. For the three and nine months ended December 31, 2022, approximately $198,000 and $755,000 was accreted, and $1,114,000 was fully amortized to date as of December 31, 2022.

On November 5, 2022, the Company entered a restructuring agreement with GHS, whereby the Series E Preferred Stock and the warrants outstanding (13,739,000 warrants of the warrants discussed below) as of the Closing date shall have their terms adjusted. The outstanding warrants shall be a) cancelled in exchange for a cash payment equal to the fair value of the warrants based on the Black Scholes model, with the exercise price to be adjusted to equal 80% of the average volume weighted average price of the Company common stock during the five trading day period immediately prior to the Closing Date (the “Adjusted Exercise Price”); or (b) as of the Effective Time, canceled and treated as if exercised for that number of shares of the Company’s common stock calculated using the Black Scholes model fair value, the number of Warrant Shares on the Closing Date and the Adjusted Exercise Price, with the shares of the Company’s common stock that would have been due to Holder as a result of such exercise of the Warrant treated as if issued to Holder and then converted into the right to receive (i) the Closing Per Share Merger Consideration (as defined in the Merger Agreement) plus (ii) the Additional Per Share Merger Consideration (as defined in the Merger Agreement), if any, at the time and subject to the contingencies set forth in the Merger Agreement. For the Series E Preferred Stock that shall be outstanding immediately prior to the Effective Time, they shall be canceled and treated as if converted into that number of shares of the Company’s common stock equal to (i) the stated value of $1,200 per share plus any unpaid dividends, multiplied by 1.25, divided by (ii) 80% of the average volume weighted average price of the Company’s common stock during the five trading day period immediately prior to the Closing Date. The shares of the Company’s common stock that would have been due to the holder as a result of the conversion of such shares of Series E Convertible Preferred Stock shall be treated as issued to holder and converted, as of the Effective Time, into the right to receive (y) the Closing Per Share Merger Consideration plus (z) the Additional Per Share Merger Consideration, if any, at the time and subject to the contingencies set forth in the Merger Agreement.

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

Further, pursuant to the terms of the GHS Purchase Agreement, from November 4, 2022 until the date that is the later of (i) the closing of the transactions whereby Yotta Merger Sub, Inc. will merge with and into the Company, with the Company as the surviving company (the “Merger”); and (ii) the 12 month anniversary of the first delivery of GHS Purchase Shares, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in any financing, up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing. Following the Merger, the Participation Maximum shall be 50% of the Subsequent Financing.

In the three months ended December 31, 2022, the Company sold 17,175,675 shares of common stock at a net amount of approximately $1,378,000, at share prices ranging from $0.08 to $0.10. There were 11,306.351 additional shares of common stock sold after the period end (see Note 11).

Common Shares Issued to Consultant

On August 1, 2022, the Company issued 250,000 shares of common stock to a consultant per the terms of an agreement from June 2021, to be issued upon the approval of a patent.

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. A total of 62,500 common shares shall vest each quarter through October 1, 2022, at $24,275, with the it fully vested through December 31, 2022.

Common Stock Issued in Relation to Business Agreement

As of June 22, 2022, 250,000 common shares were issued in relation to a trial distribution agreement entered into with a consultant who was to introduce the Company to customers. Additionally, the consultant was also to assist the Company in the set-up of ancillary materials used or useful in the delivery of live shrimp, including installation of necessary equipment and facilities, logistical support, training of staff and packaging necessary for shipment of live shrimp. After the result of the trial period, the parties could have, but decided not to, negotiate and execute a long-term distribution agreement. The shares will be paid for by the Company withholding sufficient profits from the sale of the live shrimp to the customers introduced by the consultant.

Options and Warrants

The Company has not granted any options since inception.

All of the warrants issued have been recognized as a liability, as of the issuance of the convertible debenture on December 15, 2021, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt.

The 18,573,116 warrants outstanding as of December 31, 2022, were revalued as of period end for a fair value of $892,000, with a decrease in the fair value of $3,031,000 recognized on the unaudited condensed consolidated statement of operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.079; a risk-free interest rate of 4.11% to 4.22%, the expected volatility of the Company’s common stock ranging from 125.3% to 145.6%; the estimated remaining term, a dividend rate of 0%,

NOTE 8 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

Included in other accrued expenses on the accompanying unaudited condensed consolidated balance sheets approximately $119,000, owing to a key employee (which includes $50,000 in both fiscal years, from consulting services prior to his employment) as of both December 31, 2022 and March 31, 2022. These amounts include both accrued payroll and accrued allowances and expenses.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the Chief Technology Officer compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2022. As of December 31, 2022, $200,000 has been paid each to the President and Chief Technology Officer, with a total of $200,000 remaining in accrued expenses, related parties.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both December 31, 2022 and March 31, 2022. As of December 31, 2022 and March 31, 2022, accrued interest payable was approximately $74,000 and $74,000, respectively.

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

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both December 31, 2022 and March 31, 2022 and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of December 31, 2022 and March 31, 2022, accrued interest payable was approximately $161,000 and $146,000, respectively.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at December 31, 2022 and March 31, 2022 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets.

NOTE 9 – LEASES

On May 26, 2021, the Company entered into a sublease for a new office space in Texas, on two floors. The lease commenced on August 1, 2021 for a monthly rent of $7,000, and will terminate on October 31, 2025, for one of the spaces, and commence in the second half of 2022 for monthly rent of $1,727, and terminate on October 31, 2025, for the second space. On June 2, 2021, the Company paid a deposit of $52,362 which shall be applied to the last nine months of the sublease term, and $17,454 security deposit, which is included in Prepaid expenses on the accompanying unaudited condensed consolidated balance sheets. The Company assessed its new office lease as an operating lease.

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

Merger Agreement

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

Pursuant to the terms of the Merger Agreement and agreements that, pursuant to the Merger Agreement, the Company will enter into with holders of such convertible securities, such convertible securities will be canceled prior to the closing of the Merger in exchange (except for the Series A Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A Preferred”) for a cash payment or Yotta Shares as follows: (i) at the option of the holder thereof, each outstanding warrant to purchase shares of Common Stock will be canceled in exchange for a cash payment based on the value thereof or treated as exercised for shares of Common Stock, in each case based on an adjusted exercise price and as otherwise set forth in the Merger Agreement and/or the individual agreements, and if treated as exercised, converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; (ii) each outstanding share of Series F Convertible Preferred Stock of the Company, par value $0.0001 per share, will be canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; and (iii) each outstanding share of Series E Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series E Preferred”), will be canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares. In addition, each holder of Series E Preferred will be entitled to receive at the Effective Time an additional number of Closing Merger Consideration Shares as are necessary to ensure that the per-share value of the Yotta Shares that such stockholder is entitled to receive is not less than the per-share value (based on the effective purchase price) of the aggregate Yotta Shares then held by any Yotta stockholder after taking into account any newly-issued Yotta Shares that such Yotta stockholder acquires directly from Yotta prior to the closing of the Merger (the “Closing”) (which will reduce the number of Closing Merger Consideration Shares that will be issued to the Company’s other securities holders). The Series A Preferred will be cancelled and retired without any conversion thereof and for no consideration.

As noted in Notes 5 and 6, the Company entered into Restructuring Agreements with the December 2021 Investor as required in the Merger Agreement.

The Business Combination is expected to be accounted for as a reverse merger and recapitalization of NaturalShrimp into Yotta in accordance with GAAP because NaturalShrimp has been determined to be the accounting acquirer under ASC 805 under the no-redemption and full redemption scenarios. Under this method of accounting, Yotta will be treated as the “acquired” company for financial reporting purposes. Accordingly, the combined assets, liabilities and results of operations of NaturalShrimp will become the historical financial statements of NaturalShrimp Incorporated, and Yotta’s assets, liabilities and results of operations will be consolidated with NaturalShrimp beginning on the acquisition date. For accounting purposes, the financial statements of NaturalShrimp Incorporated will represent a continuation of the financial statements of NaturalShrimp with the transaction being treated as the equivalent of NaturalShrimp issuing stock for the net assets of Yotta, accompanied by a recapitalization. The net assets of Yotta will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be presented as those of NaturalShrimp in future reports of NaturalShrimp Incorporated.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

After the period end, there were three purchases of a total of 14,880,460 shares of common stock for a net amount of $878,365, with share price ranging from $0.060 to $0.065.

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The January 23 Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the January 23 Note. The January 23 Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the January 23 Note, including upon repayment of the January 23 Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid (the “Exit Fee”).

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

Results of Operations

Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021

Revenue

We had revenue of $97,943 in the three months ended December 31, 2022, compared to $16,640 of revenue during the quarter ended December 31, 2021. Revenues during the 2022 period were the result of our sale of shrimp to customers. At the beginning of fiscal 2023 these sales were made to two customers of a consultant to the Company under the terms of a trial distribution agreement between the consultant and the Company pursuant to which the consultant was to introduce the Company to customers and assist it in the set-up of ancillary materials used or useful in the delivery of live shrimp, including installation of necessary equipment and facilities, logistical support, training of staff and packaging necessary for shipment of live shrimp. After the trial period, the parties could have, but decided not to, negotiate and execute a long-term distribution agreement. We began receiving orders and billing one of these customers directly in June 2022 and the other in September 2022.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the three months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,
	2022	2021

Salaries and related expenses	$530,167	$332,393
Professional fees	351,053	544,684
Other general and administrative expenses	546,302	621,809
Rent	53,673	28,813
Facility operations	875,194	398,504
Research and development	14,212	20,357
Depreciation	416,377	218,134
Amortization	367,500	367,500
Total	$3,154,478	$2,532,194

Operating expenses for the three months ended December 31, 2022, increased approximately $622,000, or 24.6%, compared to the same period in 2021, primarily due to increases in facility operations expense, depreciation, and salaries and related expenses partially offset by decreases in professional fees and other general and administrative expenses. Facility operations expenses increased $476,690, or 119.6%, during the three months ended December 31, 2022 compared to the same period in 2021, as a result of the progress of the planning of the commercial operations in our Iowa and Texas facilities. Depreciation increased $198,243, or 90.9%, quarter over quarter due to the progressed fixed assets as well as the movement of construction in process to fixed assets in the two plants. Salaries and related expenses increased by $197,774, or 86.3%, during the quarter ended December 31, 2022 compared to the same period of 2021, primarily due to the Company’s increase in the number of employees and normal salary increases. Finally, professional fees during the quarter ended December 31, 2022, decreased by $193,631 compared to the same period of 2021, due to greater than normal levels of attorneys’ work with the Company on acquisitions and equity offerings and SEC filings, as well as consultant and accounting fees, in the 2021 period.

Other income (expense)

The following table summarizes the various components of our Other income(expenses) for each of the three months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,
	2022	2021

Interest expense	$(593,331)	$(80,991)
Interest expense - related parties	(6,250)	-
Amortization of debt discount	(843,494)	(340,000)
Financing costs	-	(1,393,000)
Change in fair value of derivative liability	17,738,000	-
Change in fair value of warrant liability	1,155,000	(137,000)
Change in fair value of restructured notes	(1,594,515)	-
Gain on Vero Blue note settlement	-	500,000
Gain on extinguishment of debt	2,383,088	-
Legal settlement	-	(29,400,000)
Loss due to fire	(6,262)	-
Total	$18,232,236	$(30,850,991)

Other (income) expense for the three months ended December 31, 2022 changed significantly from the three months ended December 31, 2021, the majority of which is a result of the restructuring of the December 2021 note, with the removal of the conversion feature resulting in a “decrease” in the fair value of the derivative liability, as well as a legal settlement expense in December of 2021. As part of the restructuring on November 4, 2021, the conversion feature was removed, and therefore the bifurcated derivative was valued as of the restructuring date at $12,290,000, with a decrease in fair value of $17,738,000, resulting in the change in fair value being income. There was no derivative liability in the prior period. Therefore, the change in fair value is a new recognition in the current period. The interest expense increases in the current period, based on the two new notes issued in December of 2021 and August of 2022. The interest rate on both notes is 12%, so the interest expense on it is approximately $592,000 for the three months ended December 31, 2022, which is the cause of the increase in interest expense for the current period as compared to the prior period. Additionally, prior to the restructuring and accounting treatment as an extinguishment, so a removal of the original debt discounts for the two notes, there was amortization of the recognized debt discounts on the original issuance of the notes through November 4, 2022. The amortization of the debt discount during the three months ended December 31, 2021 was only for approximately 15 days, upon issuance of the December 2021 note.

On December 6, 2021 a final order was signed and a case was closed for a suit filed against the Company on August 11, 2020, alleging breach of contract for the Company’s failure to exchange common shares of the Company to shareholders of NaturalShrimp Holdings, Inc. The Company was to issue approximately 93 million shares in settlement, which had a fair value of $29,400,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. The fair value of the shares was recognized as an expense in the three months ended December 31. 2021.

As a result of the restructuring of the December 2021 and August Note, which was determined to be accounted for as an extinguishment of debt, there was a gain on the extinguishment of debt for $2,383,088, between the two notes, as other income in the three months ended December 31, 2021. Additionally, as the Company elected the fair value option under ASC 825 for the restructured notes to be accounted for at fair value until settled, the fair value was revalued as of the period end, with a decrease in fair value of the two notes of $1,594,515, recognized as an expense in the three months ended December 31, 2022.

Comparison of the Nine Months Ended December 31, 2022 to the Nine Months Ended December 31, 2021

Revenue

Revenues were $186,004 during the nine months ended December 31, 2022, compared to $16,640 of revenue during the nine months ended December 31, 2021. Revenues during the 2022 period were the result of our sale of shrimp to customers, as discussed under “— Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021 — Revenues.”

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the nine months ended December 31, 2022 and December 31, 2021:

	Nine Months Ended December 31,
	2022	2021

Salaries and related expenses	$1,514,243	$1,987,920
Professional fees	1,097,493	1,520,783
Other general and administrative expenses	1,509,155	1,623,887
Rent	135,928	49,768
Facility operations	1,895,357	810,260
Research and development	190,855	217,229
Depreciation	1,349,838	830,260
Amortization	1,102,500	514,000
Total	$8,795,369	$7,554,256

Operating expenses for the nine months ended December 31, 2022 increased $1,241,113, or 16.4%, compared to the same period in 2021, primarily due to increases in facility operations expense, depreciation, and amortization partially offset by decreases in salaries and related expenses and professional fees. Facility operations expenses increased $1,085,097, or 133.9%, during the nine months ended December 31, 2022 compared to the same period in 2021, primarily as a result of the progress of the planning of the commercial operations in our Iowa and Texas facilities. Depreciation increased $519,429, or 62.6%, during the nine months ended December 31, 2022, compared to the same period in 2021, as a result of the fixed assets from the new plant and the construction in process moved to fixed assets. Amortization increased $588,500, or 114.5%, during the nine months ended December 31, 2022, compared to the same period of 2021, as a result of the quarterly amortization for the new patent and license rights as discussed above with respect to the results for the quarter ended December 31, 2022, which we began to recognize in August 2021. While there were additional employees and normal salary increases, salaries and related expenses decreased $473,677, or 23.8%, during the nine months ended December 31, 2022 compared to the same period of 2021, primarily due to the Company’s payment of $700,000 in bonuses to its executive officers during the 2021 period. Professional fees decreased during the 2022 period due to greater than normal levels of legal work, as well as consultant and accounting fees, during the nine months ended December 31, 2021.

Other income (expense)

The following table summarizes the various components of our Other income(expenses) for each of the nine months ended December 31, 2022 and December 31, 2021:

	Nine Months Ended December 31,
	2022	2021

Interest expense	$(1,674,994)	$(228,190)
Interest expense - related parties	(9,772)	-
Amortization of debt discount	(5,019,883)	(576,364)
Financing costs	-	(1,502,953)
Change in fair value of derivative liability	811,000	-
Change in fair value of warrant liability	3,031,000	(137,000)
Change in fair value of restructured notes	(1,594,515)	-
Forgiveness of PPP loan	-	103,200
Gain on Vero Blue note settlement	-	500,000
Gain on extinguishment of debt	2,383,088	-
Legal settlement	-	(29,400,000)
Loss due to fire	(869,379)	-
Total	$(2,953,455)	$(31,241,307)

Other expense for the nine months ended December 31, 2022, decreased significantly from the same period in 2021, the majority of which is a result of the legal settlement expense of $29,400,000 in December of 2021, as noted in the three month change above. Additionally, as noted in the three-month activity above, the restructuring of the December 2021 and August notes, resulted in recognition in income for the nine months ended December 31, 2022.

As part of the restructuring on November 4, 2021, the conversion feature was removed, and therefore the bifurcated derivative was valued as of the restructuring date at $12,290,000, with a decrease in fair value of $17,738,000, resulting in the change in fair value of $811,000 for the nine months ending December 31, 2022 being income. There was no derivative liability in the prior period. Therefore, the change in fair value is a new recognition in the current period. The interest expense increases in the current period, based on the two new notes issued in December of 2021 and August of 2022. The interest rate on both notes is 12%, so the interest expense on it is approximately $1,666,000 for the nine months ended December 31, 2022, which is the cause of the increase in interest expense for the current period as compared to the prior period. Additionally, prior to the restructuring and accounting treatment as an extinguishment, so a removal of the original debt discounts for the two notes, there was amortization of the recognized debt discounts on the original issuance of the notes through November 4, 2022. As a result, the amortization of the debt discount is approximately $5,020,000 in the nine months ended December 31, 2022, compared to approximately $576,000 of amortization of the debt discount during the nine months ended December 31, 2021 based on only for approximately 15 days upon issuance of the December 2021 note.

The warrant liability was originally recognized in December 2021, and is revalued each period end, with a decrease in the fair value as of December 31, 2022, resulting in a $3,031,000 recognition as income, compared to an increase in fair value as of December 31, 2021, which resulted in a $137,000 expense.

On July 3, 2022, the Company’s building containing its water treatment and purification system in La Coste, Texas was completely destroyed in a fire. This resulted in the $869,379 loss due to fire recognized in the nine months ended December 31, 2022.

On November 22, 2021, the Company entered into a waiver with a shareholder who had the rights to participate in a subsequent filing, in which warrants to purchase 3,739,000 shares of common stock warrants were issued with a fair value of $1,373,000 recognized as financing costs. Additionally, in April of 2021, the Company settled a convertible note, with a redemption fee of $109,953, recognized as financing costs. This resulted it the recognition of a financing cost expense of approximately $1,483,000.

The Company’s Paycheck Protection Program (“PPP”) loan was approved for forgiveness on April 26, 2021 and, therefore, was recognized in the nine months ended December 31, 2021.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2022, we had cash on hand of approximately $142,000 and working capital deficit of approximately $8,191,000, as compared to cash on hand of approximately $1,734,000 and a working capital deficiency of approximately $17,017,000 as of March 31, 2022. The increase in working capital for the nine months ended December 31, 2022, is mainly due to the decrease in cash on-hand, as well as the decrease in the fair value of the derivative liability due to the removal of the conversion feature in the restructured December 2021 Note, and a decrease in fair value of the warrant liability. This is offset by the new promissory notes and related party notes, and an increase in accounts payable.

Working Capital/(Deficit)

Our working capital as of December 31, 2022, in comparison to our working capital deficiency as of March 31, 2021, can be summarized as follows:

	December 31,	March 31,
	2022	2022
Current assets	$868,398	$4,829,141
Current liabilities	9,059,549	21,846,261
Working capital deficiency	$(8,191,151)	$(17,017,120)

Current assets decreased mainly because of the release of the $1,500,000 escrow account as of March 31, 2022 related to the proceeds from the issuance of a convertible debenture in December 2021, which was transferred to the Company’s cash. Then there was a decrease in cash based on the use of the cash on hand, and a decrease of approximately $1,020,000 in prepaid expenses. The decrease in current liabilities is primarily due to the $13,101,000, decrease in the fair value of the derivative liability, related to the removal of the conversion feature in the restructuring of the December 2021 Note, as well as the by the decrease in the fair value of the warrant liability. This is offset by the new promissory note, which upon its restructuring was treated as an extinguishment and then recognized at its fair value under ASC 825, at approximately $2,219,000 and the $250,000 notes payable-related party.

Cash Flows

Our cash flows for the nine months ended December 31, 2022, in comparison to our cash flows for the nine months ended December 31, 2021, can be summarized as follows:

	Nine months Ended December 31,
	2022	2021
Net cash used in operating activities	$(3,884,764)	$(12,201,031)
Net cash used in investing activities	(1,730,186)	(7,899,513)
Net cash provided by financing activities	4,022,773	22,609,954
Net change in cash	$(1,592,176)	$2,509,411

The net cash used in operating activities in the nine months ended December 31, 2022 is approximately $8,316,000 less as compared to the same period in 2021. The decrease in cash used is based mainly on the increase in accounts payable in the current period compared to the decrease in accounts payable in the prior period. Additionally, there is a decrease in prepaid expenses and an increase accrued interest related to the August note as well as the addition for the current period’s nine months on the December 2021 note.

The net cash used in investing activities in the nine months ended December 31, 2022 decreased by approximately $6,169,000 compared to the same period in the prior nine-month period. During the current period cash used consists of the purchase of approximately $2,430,000 for machinery and equipment, offset by the $700,000 received from the insurance company for the fixed assets destroyed by the July 3, 2022 fire. The prior year’s cash spent on investing activities consisted of the $2,000,000 of cash in the patent acquisition, $2,350,000 for the License Agreement and $1,000,000 in the acquisition of shares of the non-controlling interest, as well as approximately $2,116,000 for machinery and equipment and $433,000 for construction in process.

The net cash provided by financing activities decreased by approximately $18,587,000 between periods. For the current period, the Company received $1,380,000 from the financing agreement for the sale of shares of common stock, as well as $1,465,000 net proceeds on a new promissory note, and $250,000 from a promissory note with related parties. Additionally, the $1,500,000 that had been held in escrow from the convertible note the Company entered into in December of 2021 has been transferred into its cash on hand. In the same period in the prior year, the Company received approximately $17,277,000 from the sale of common stock and warrants, and $8,905,000 of net proceeds from entering into the December 2021 note, offset by amounts paying off the previous convertible note, notes payable with related parties and bank loans, and the amount paid on the redemption of Series D Preferred Shares.

Our cash position was approximately $142,000 as of December 31, 2022. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months  .

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 33.17% as of December 31, 2022. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2022 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 17.27% as of December 31, 2022. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2022 and March 31, 2022.

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 10), on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the Closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of December 31, 2022, in the amount of approximately $35,000.

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of December 31, 2022 at approximately $2,219,000, with a change in fair value of approximately $286,000 recognized in the Statement of Operations.

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

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 10), The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Convertible Note; after which the remaining balance of the Convertible Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Closing Date or the termination of such agreement. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) the Uplist terms were removed, ii) Maturity date was modified from December 15, 2023 to December 4, 2023, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of December 31, 2022, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of December 31, 2022, in the amount of approximately $1,309,000.

The Restructured Senior Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the modified August Note is determined to be fundamentally different from the original convertible note. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $18,914,000, there was a gain in extinguishment of approximately $2,540,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Senior Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the Senior Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The Senior Note was revalued as of December 31, 2022 at approximately $20,223,000, with a change in fair value of approximately $1,309,000 recognized in the Statement of Operations.

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

Further, pursuant to the terms of the GHS Purchase Agreement, from November 4, 2022 until the date that is the later of (i) the closing of the transactions whereby Yotta Merger Sub, Inc. will merge with and into the Company, with the Company as the surviving company (the “Merger”); and (ii) the 12 month anniversary of the first delivery of GHS Purchase Shares, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in any financing, up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing. Following the Merger, the Participation Maximum shall be 50% of the Subsequent Financing.

In the three months ended December 31, 2022, the Company sold 17,175,675 shares of common stock at a net amount of approximately $1,378,000, at share prices ranging from $0.08 to $0.10. There were 11,306.351 additional shares of common stock sold after the period end (see Note 11).

Common Shares Issued to Consultant

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. 62,500 shares of common stock shall vest each quarter through October 1, 2022, at $24,275, with approximately $171,000 vested through December 31, 2022.

Common Stock Issued in Relation to Business Agreement

On August 1, 2022, the Company issued 250,000 shares of common stock to a consultant per the terms of an agreement from June 2021, to be issued upon the approval of a patent.

As of June 22, 2022, 250,000 common shares were issued in relation to a trial distribution agreement, which after the result of the trial period, both parties may negotiate and execute a long-term distribution agreement. The shares will be paid by the Company withholding sufficient profits from the sale by the other party of the live shrimp

Going Concern and Management Liquidity Plans

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared, assuming that the Company will continue as a going concern. The Company has accumulated losses through the period to December 31, 2022 of approximately $163,038,000 as well as negative cash flows from operating activities of approximately $4,754,000. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following the date of issuance of this filing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the continued build-out of our equipment and for general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended December 31, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 751,385,000 underlying common shares, 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 2,775,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 180,333,000 underlying common shares, whose shares were included in the calculation of diluted EPS. For the three months ended December 31, 2022, the Company had 1,500 shares of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive as their conversion and exercise prices were greater than the market price of the Company’s common shares. For the nine months ended December 31, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 768,561,000 underlying common shares, 1,500 shares of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 2,775,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 184,387,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three and nine months ended December 31, 2021, the Company had Redeemable Convertible Preferred stock with approximately 9,842,000 underlying common shares, $18,768,000 in a convertible debenture whose approximately 67,816,000 underlying shares are convertible at the holders’ option at conversion price of 90 % of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, the Company records revenue when their customers obtain control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors.

To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer by receipt of purchase orders and confirmations sent by the Company which includes a required line of credit approval process, (2) identify the performance obligations in the contract which includes shipment of goods to the customer FOB shipping point or destination, (3) determine the transaction price which initiates with the purchase order received from the customer and confirmation sent by the Company and will include discounts and allowances by customer if any, (4) allocate the transaction price to the performance obligations in the contract which is the shipment of the goods to the customer and transaction price determined in step 3 above and (5) recognize revenue when (or as) the entity satisfies a performance obligation which is when the Company transfers control of the goods to the customers by shipment or delivery of the products.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended December 31, 2022.

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

During the period ending December 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022, filed with SEC on June 29, 2022 other than the following:

In this document:

● “Business Combination” means the merger and the other transactions contemplated by the Merger Agreement.

● “Merger Agreement” means that certain Merger Agreement, dated as of October 24, 2022, by and among Yotta, Merger Sub and NaturalShrimp, as it may be amended or supplemented.

● “Merger Sub” means Yotta Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of Yotta.

● “New NaturalShrimp” means the combined company after the Business Combination.

● “New NaturalShrimp Common Stock” means the common stock, par value $0.0001 per share, of New NaturalShrimp.

● “Yotta” means Yotta Acquisition Corporation, a Delaware corporation.

New NaturalShrimp will issue shares of New NaturalShrimp Common Stock as consideration in the Business Combination and may issue additional shares of New NaturalShrimp Common Stock or other equity or convertible debt securities without approval of the holders of New NaturalShrimp Common Stock, which would dilute then-existing ownership interests and may depress the market price of the New NaturalShrimp Common Stock.

We anticipate that, following the Business Combination, (i) former NaturalShrimp securityholders will own approximately 51.6% of the outstanding shares of New NaturalShrimp Common Stock, (ii) former Yotta stockholders will own approximately 46.9% of the outstanding shares of New NaturalShrimp Common Stock, and (iii) the representative of the underwriters in Yotta’s initial public offering will own 1.5% of the outstanding shares of New NaturalShrimp Common Stock. These percentages are based on the pro forma ownership of New NaturalShrimp Common Stock as of September 30, 2022, and assume, among other things, that no shares of Yotta’s common stock are redeemed in connection with the Business Combination or any further extensions of the date by which Yotta must consummate an initial business combination. If the actual facts differ from these assumptions, these percentages will differ.

New NaturalShrimp may continue to require capital investment to support its business and may issue additional shares of New NaturalShrimp Common Stock or other equity or convertible debt securities of equal or senior rank in the future without approval of its stockholders in certain of circumstances.

New NaturalShrimp’s issuance of additional shares of New NaturalShrimp Common Stock or other equity or convertible debt securities would have the following effects: (i) New NaturalShrimp’s existing stockholders’ proportionate ownership interest in New NaturalShrimp would decrease; (ii) the amount of cash available per share, including for payment of dividends in the future, may decrease; (iii) the relative voting power of each previously outstanding shares of New NaturalShrimp Common Stock may be diminished; and (iv) the market price of New NaturalShrimp Common Stock may decline.

Yotta may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of its Common Stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because Yotta is are a Delaware corporation and because its securities trade on Nasdaq, it is a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of Yotta’s common stock after December 31, 2022, including redemptions in connection with the Business Combination, unless an exemption is available. Generally, issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year. In addition, because the Excise Tax would be payable by Yotta and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined.

Future resales of shares of New NaturalShrimp Common Stock issued to NaturalShrimp stockholders and other significant stockholders may cause the market price of the New NaturalShrimp Common Stock to drop significantly, even if New NaturalShrimp’s business is doing well.

Pursuant to the Merger Agreement, immediately after the closing of the Business Combination NaturalShrimp’s securityholders will hold approximately 51.6% of the outstanding shares of New NaturalShrimp Common Stock, approximately [●]% of which will be eligible for sale immediately after the consummation of the Business Combination. These percentages are based on the pro forma ownership of New NaturalShrimp Common Stock as of September 30, 2022, and assume among other things, and that no shares of Yotta’s common stock are redeemed in connection with the Business Combination or any further extensions of the date by which Yotta must consummate an initial business combination. If the actual facts differ from these assumptions, these percentages will differ. Pursuant to Lock-Up Agreements entered into in connection with the execution of the Merger Agreement, certain New NaturalShrimp stockholders will be restricted, subject to certain exceptions, from selling any of the New NaturalShrimp Common Stock that they receive in or hold at the effective time of the Business Combination, which restrictions will expire, and therefore additional shares of New NaturalShrimp Common Stock will be eligible for resale six months after the effective time of the Business Combination.

Subject to the Lock-Up Agreements, the NaturalShrimp stockholders that are a party thereto (which are NaturalShrimp’s three executive officers and directors) may sell New NaturalShrimp Common Stock pursuant to Rule 144 under the Securities Act (“Rule 144”), if available. In these cases, the resales must meet the criteria and conform to the requirements of that rule, including, because Yotta is currently a shell company, waiting until one year after New NaturalShrimp’s filing with the SEC of Form 10-type information reflecting the Business Combination.

Upon expiration of the lock-up periods set forth in the Lock-Up Agreements, and upon effectiveness of the registration statement that New NaturalShrimp will be required to file pursuant to the Amended and Restated Registration Rights Agreement to be entered into prior to the closing of the Business Combination by Yotta, certain stockholders of Yotta and certain stockholders of NaturalShrimp who will be affiliates of New NaturalShrimp immediately after the closing, or upon satisfaction of the requirements of Rule 144, certain former Yotta stockholders and certain other significant stockholders of New NaturalShrimp may sell large amounts of New NaturalShrimp Common Stock in the open market or in privately-negotiated transactions, which could have the effect of increasing the volatility in New NaturalShrimp’s share price or putting significant downward pressure on the price of the New NaturalShrimp Common Stock.

New NaturalShrimp may be unable to maintain the listing of its securities in the future.

If New NaturalShrimp fails to meet the continued listing requirements and Nasdaq delists its securities, it could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	a limited amount of news and analyst coverage for New NaturalShrimp; and

●	a decreased ability to issue additional securities or obtain additional financing in the future

We face risks related to the COVID-19 pandemic that could significantly disrupt our research and development, operations, sales, and financial results, and other epidemics or outbreaks of infectious diseases may have a similar impact.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The spread of the outbreak has caused significant disruptions in the global economy, and the impact may continue to be significant. While the threat level has declined to a significant extent in the United States and globally, and our operations have not been materially and negatively impacted by the pandemic to date, our business could be adversely impacted by the effects of the COVID-19 pandemic as well as government efforts to control or combat it, particularly if there is a resurgence in infections, including as a result of the emergence of new variants of the virus that causes COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments could cause disruption to our operations and manufacturing activities. For example, if governments re-implement restrictions in an attempt to combat any resurgence of COVID-19, we may experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones. Further, our third-party equipment manufacturers, third-party raw material suppliers, and consultants have been and may continue to be disrupted by worker absenteeism, quarantines, and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, which could adversely affect our business and operations. Other epidemics or outbreaks of infectious diseases could have similar impacts on NaturalShrimp as well.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2022 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K except as follows:

During the three months ended December 31, 2022, the Company sold 17,175,675 shares of common stock at a net amount of approximately $1,378,000, at share prices ranging from $0.08 to $0.10.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date

2.1#	Merger Agreement by and among NaturalShrimp Incorporated, Yotta Acquisition Corporation, and Yotta Merger Sub, Inc., dated as of October 24, 2022	8-K/A	2.1	10/27/2022
10.1#	Purchase Agreement, dated as of November 4, 2022, by and between the Company and GHS Investments LLC	8-K	10.1	11/08/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date: February 16, 2023

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 16, 2023

