Form 10-K
period 2023-03-31
NaturalShrimp Inc
filed 2023-06-27
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates was $102,234,878 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on September 30, 2022 (which was $0.145 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of June 21, 2023 was 867,995,962.

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report, including, in particular, with respect to our pending business combination (the “Business Combination”) with Yotta Acquisition Corp. (“Yotta”) and other statements in the sections of this report entitled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors,” those discussed and identified in our public filings made with the SEC and the following:

●	NaturalShrimp’s ability to meet expectations related to its products, technologies and services and its ability to attract and retain revenue-generating customers and execute on its growth plans;

●	the inability of the parties to successfully or timely consummate the Business Combination, including the risk that any required regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect NaturalShrimp or the expected benefits of the Business Combination, if not obtained;

●	the failure to realize the anticipated benefits of the Business Combination;

●	the ability of Yotta prior to the Business Combination, and the combined company following the Business Combination, to maintain the listing of Yotta’s securities on Nasdaq;

●	costs related to the Business Combination;

●	the failure to satisfy the conditions to the consummation of the Business Combination, including the approval of the definitive Merger Agreement by the stockholders of Yotta;

●	the risk of actual or alleged failure to comply with data privacy laws and regulations;

●	the outcome of any legal proceedings that may be instituted against Yotta or NaturalShrimp related to the Business Combination;

●	the attraction and retention of qualified directors, officers, employees and key personnel of Yotta and NaturalShrimp prior to the Business Combination, and the combined company following the Business Combination;

●	the impact from future regulatory, judicial, and legislative changes in NaturalShrimp’s industry; and

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “NaturalShrimp,” “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries: NaturalShrimp USA Corporation (“NSC”), NaturalShrimp Global, Inc. (“NS Global”) and Natural Aquatic Systems, Inc. (“NAS”). Unless otherwise specified, all dollar amounts are expressed in United States Dollars.

Corporate History

The Company was incorporated in the State of Nevada on July 3, 2008 under the name “Multiplayer Online Dragon, Inc.” On January 30, 2015, we acquired substantially all of the assets of NaturalShrimp Holdings, Inc. (“NSH”), which had developed the proprietary technology to grow and sell shrimp potentially anywhere in the world that is now the basis of our business. Such assets consisted primarily of all of the issued and outstanding shares of capital stock of its subsidiaries NaturalShrimp Corporation, now called NaturalShrimp USA Corporation (“NSC”), and NaturalShrimp Global (“NS Global”), and certain real property located outside of San Antonio, Texas, in exchange for our issuance of 75,520,240 shares of NaturalShrimp common stock to NSH. As a result of the transaction, NSH acquired 88.62% of the issued and outstanding shares of NaturalShrimp common stock, NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming company. We changed our name to “NaturalShrimp Incorporated” in 2015.

Business Combination

On October 24, 2022, the Company, Yotta Acquisition Corporation, a special purpose acquisition company (“Yotta”), and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of Yotta, entered into a Merger Agreement (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company with the Company as the surviving corporation of the Business Combination and becoming a wholly-owned subsidiary of Yotta (the “Business Combination”). In connection with the Business Combination, Yotta will change its name to “NaturalShrimp Incorporated” or such other name designated by the Company. We refer to Yotta after the Business Combination has been completed as the “Combined Company.”

At the closing of the Business Combination, Yotta will issue 17.5 million shares of common stock to the former security holders of the Company. In addition, the stockholders of the Company are entitled to receive an additional 5.0 million shares of Yotta’s common stock based on achieving certain revenue targets for 2024 and 5 million shares of Yotta’s common stock based on achieving certain revenue targets for 2025. In the event Yotta or the Company validly terminate the Merger Agreement because of a default by the other, a breakup fee of $3.0 million will be due to the terminating party.

The consummation of the Business Combination is conditioned upon customary closing conditions including the approval of the Merger Agreement by the requisite vote of the Company’s stockholders and approval of the Merger Agreement and additional related matters by Yotta’s stockholders.

Business Overview

We are an aquaculture technology company that has developed proprietary, patented platform technologies to allow for the production of aquatic species in an ecologically-controlled, high-density, low-cost environment, and in fully contained and independent production facilities without the use of antibiotics or toxic chemicals. NaturalShrimp owns and operates indoor recirculating Pacific White shrimp production facilities in Texas and Iowa using these technologies.

On October 5, 2015, together with F&T Water Solutions, LLC (“F&T”), we formed NAS, with NaturalShrimp holding a majority interest. The purpose of NAS was for NaturalShrimp and F&T to jointly develop certain water technologies including, without limitation, the electrocoagulation equipment dealing with enclosed aquatic production systems worldwide.

On December 17, 2020, we acquired for $10,000,000 certain assets from VeroBlue Farms USA, Inc. (“VBF”) and its subsidiaries VBF Transport, Inc. and Iowa’s First, Inc., which included facilities located in Webster City, Iowa, Blairsburg, Iowa, and Radcliffe, Iowa. These facilities were designed for the growth of barramundi fish. We have converted 40% of the Webster City facility and 20% of the Blairsburg facility for producing shrimp using the Company’s propriety technology.

On May 25, 2021, the Company purchased from F&T its ownership interest in the water treatment technology that the Company and F&T had previously jointly developed and patented (the “Patent”) through NAS, which is used or useful in growing aquatic species in re-circulating and enclosed environments, as well as F&T’s 100% interest in a second patent associated with the Patent that was issued to F&T in March 2018 and all other intellectual property rights owned by F&T. In addition, the Company acquired all of the outstanding shares of common stock of NAS owned by F&T (the “Common Shares”), thereby making NAS a wholly-owned subsidiary of the Company. The purchase price for both the Patent and the Common Shares totaled $3,000,000 in cash and 13,861,386 shares of NaturalShrimp common stock valued at $7,000,000 for a total consideration of $10,000,000.

On August 25, 2021, the Company, through its now wholly-owned subsidiary NAS, entered into an Equipment Rights Agreement with Hydrenesis Delta Systems, LLC, and a Technology Rights Agreement with Hydrenesis Aquaculture, LLC, in a sub-license agreement with Hydrenesis Aquaculture LLC. The Equipment Rights Agreements relates to specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology Rights Agreement provides us with a sublicense to the rights to Hydrogas® and RLS®. These technologies enhance the health of the aquatic species and minimize stress in high ammonia conditions. Each such agreement is for a 10-year term and automatically renew for successive 10-year terms unless terminated in accordance therewith. The agreements give NAS the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council. The Company paid Hydrenesis Delta Systems, LLC the sum of $2,500,000 (staged over a period of time, with $1,250,000 still due), plus a 12.5% royalty for the Equipment Rights Agreement and for the Technology Rights Agreement. The Company paid Hydrenesis Aquaculture, LLC a total of $10,000,000, comprised of $2,500,000 at closing, $1,000,000 within 60 days and 6,500,000 shares of common stock of the Company. The Technology Rights Agreement also carried the same royalty provision.

The Company has three wholly-owned subsidiaries: NSC, NS Global, and NAS, and owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability company.

Development of our Technology

General Background and Overview

Historically, efforts to raise shrimp in a high-density, closed system at the commercial level have been met with either modest success or outright failure through “BioFloc Technology.” An aquaculture system using “BioFloc Technology” recycles waste nutrients to culture microorganisms to form microbial protein from the toxic waste and other organic matter in the water. Infectious agents such as parasites, bacteria, and viruses potentially present in BioFloc systems are the most damaging and most difficult to control. While bacterial infection can in some cases be combated using antibiotics (although not always), the use of antibiotics is generally considered undesirable and counter to “green” cultivation practices. Viruses can be worse in that they are immune to antibiotics. Once introduced to a shrimp population, viruses can wipe out entire farms and shrimp populations, even with intense probiotic applications.

Our primary solution against infectious agents is our “Vibrio Suppression Technology.” This technology utilizes electrocoagulation (a procedure that uses heat from an electric current to destroy abnormal tissue) to kill potential pathogens and harmful bacteria such aa vibrio. While bacteria and other pathogens can still survive using this technology, Vibrio Suppression Technology helps to significantly reduce and suppress harmful organisms that usually cause “BioFloc” and other enclosed technologies to fail. Based on several peer-reviewed studies as well as management’s experience with this technology, we believe that this system creates higher sustainable densities, consistent production, improved growth and survival rates, and improved food conversion without the use of antibiotics, probiotics, or unhealthy anti-microbial chemicals.

Our technology platforms combine electrocoagulation and Hydrogas. Our patented electrocoagulation system replaces the need for biofilters and instead applies non-biological, electrical processes and uses electronics to remove ammonia and to control the level of pathogens in an aquaculture system. These technologies generate water chemistry with antioxidant properties, as demonstrated by third-party studies and our own trial conducted on North Atlantic Salmon at the RASLab research facility in Norway in 2021. The findings showed an increase in the well-being of aquatic species, including enhanced growth rates.

Hydrogas technology is based on a reducing gas that is produced on demand and infused into an aquaculture water column. The gas lowers the Oxidation Reduction Potential (“ORP”) of water to a negative reading on an ORP meter. Negative ORP refers to the water’s ability to either gain or lose electrons, acting as a measure of its reduction or oxidation capacity. When water has a negative ORP, it is more prone to gaining electrons, indicating a higher reduction potential. The more negative the ORP value of the water column, the stronger the reduction capacity, effects of which have been shown to have benefit within the aquaculture industry. The use of negative ORP water in recirculating aquaculture systems can have several beneficial effects on the animals and their environment such as lowering of the oxidation stress on the animals leading to better food conversion rates.

We have conducted several internal tests over a period of two years with finfish and shrimp, where we observed decreased mortality rates in the test groups utilizing the Hydrogas system.

The use of electrocoagulation in Recirculating Aquaculture Systems (RAS) plays a pivotal role in achieving higher sustainable densities. This technology utilizes an electrical current to coagulate particulates, bacteria, and other pollutants, leading to their precipitation out of the water column. By removing these harmful elements, the water quality is significantly improved, which in turn can support higher densities of animals without compromising their health and well-being. Furthermore, by reducing the bacterial load in the water, such as harmful Vibrio species, the overall health and immunity of the aquaculture species can be boosted, resulting in lower disease incidences and higher sustainable densities.

Maintaining a negative ORP water column using Hydrogas not only aids in consistent production but also improves food conversion rates. A negative ORP signifies a reducing environment, which is beneficial for lowering the oxidative stress on the animals, leading to better food conversion rates. Moreover, the constant removal of harmful substances and bacteria from the water ensures a stable, high-quality environment for the cultured species, leading to consistent growth rates and production. Thus, through the combined benefits of improved water quality, enhanced health, and optimized nutrient utilization, electrocoagulation with a negative ORP water column serves as a valuable tool for sustainable and efficient aquaculture systems.

The principal theories behind the Company’s system are characterized as:

●	High-density shrimp production

●	Weekly production

●	Natural ecology system

●	Regional production

●	Regional distribution

These principles form the foundation for the Company and our potential distributors so that consumers can be provided with continuous volumes of live and fresh shrimp at competitive prices.

Research and Development; Evolution of Our Technology

In 2001, we began research and development of a high density, natural aquaculture system that is not dependent on ocean water to provide quality, fresh shrimp every week, 52 weeks a year. Our initial system was successful, but we determined that it would not be economically feasible due to high operating costs. Over the next several years, using the knowledge we gained from developing the first system, we developed a shrimp production system that eliminated the high costs associated with the previous system. We have continued to refine this technology, eliminating bacteria and other problems that affect recirculating systems, and now have a successful shrimp-growing process. We have produced thousands of pounds of shrimp over the years in order to develop a design that will consistently produce quality shrimp that grow to a large size at a specific rate of growth. This included experimenting with various types of natural live and synthesized feed supplies before selecting the most appropriate nutritious and reliable combination. It also included utilizing monitoring and control automation equipment to minimize labor costs and to provide the necessary oversight for proper regulation of the shrimp environment.

Our system currently consists of a nursery tank where the shrimp are acclimated and then moved to a larger grow-out tank for the rest of the growth cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. The Company, working with F&T, contracted with RGA Labs, Inc. to build and update a prototype of our patented electrocoagulation system for the grow-out and harvesting of fully mature, antibiotic-free Pacific White shrimp. The design provided a viable pathway to begin generating revenue and producing shrimp on a commercially-viable scale. During 2019 the Company decided to begin an approximately $2,000,000 facility renovation, demolishing the interior wood-lined tanks (720,000 gallons). The Company began replacing the previous tanks with 40 new fiberglass tanks (600,000 gallons) at a cost of approximately $400,000, allowing complete production flexibility with smaller tanks.

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believed that it was caused by a natural gas leak, but the fire was so extensive that the cause was never determined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of the production facilities at the La Coste location, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings. The Company used the proceeds from its subsequent insurance claim to rebuild a 40,000 square foot production building at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire. The Company further refined the electrocoagulation system for installation in the Texas and later in its Iowa shrimp production facilities. The Company began making regular weekly sales of live shrimp from the Iowa production facility in November 2021 and from the Texas production facility in June 2022.

Overview of Industry

Shrimp is a well-known and globally-consumed commodity, constituting one of the most important types of seafood and a staple protein source for much of the world. According to the Food and Agriculture Organization of the United Nations, the 2021 global production of shrimp was 9.9 billion pounds with over 1.9 billion pounds of shrimp consumed in the United States alone. Approximately 65% of the global supply of shrimp is caught by ocean trawlers and the other 35% is produced by open-air shrimp farms, mostly in developing countries.

Shrimp boats catch shrimp through the use of large, boat-towed nets. These nets are quite toxic to the undersea environment as they disturb and destroy ocean-bottom ecosystems; these nets also catch a variety of non-shrimp sea life, which is typically killed and discarded as part of the shrimp harvesting process. Additionally, the world’s oceans can only supply a finite amount of shrimp each year, and in fact, single-boat shrimp yields have fallen by approximately 20% since 2010 and continue to decrease. The shrimping industry’s answer to this problem has been to deploy more (and larger) boats that deploy ever-larger nets, which has in the short-term been successful at maintaining global shrimp yields. This benefit, however, cannot continue forever, as eventually global demand has the potential of outstripping the oceans’ ability to maintain the natural ecosystem’s balance, resulting in a permanent decline in yields. When taken in light of global population growth and the ever-increasing demand for nutrient-rich foods such as shrimp, this method is clearly an unsustainable production paradigm.

Shrimp farming, known in the industry as “aquaculture,” has ostensibly stepped in to fill this demand/supply imbalance. Shrimp farming is typically done in open-air lagoons and man-made shrimp ponds connected to the open ocean. Because these ponds constantly exchange water with the adjacent sea, the farmers are able to maintain the water chemistry that allows the shrimp to prosper. This method of cultivating shrimp, however, also carries severe ecological peril. First of all, most shrimp farming is primarily conducted in developing countries, where poor shrimp farmers have little regard for the global ecosystem. As a result, these farmers use large quantities of antibiotics and other chemicals that maximize each farm’s chance of producing a crop, putting the entire system at risk. For example, a viral infection that crops up in one farm can spread to all nearby farms, quite literally wiping out an entire region’s production. In 1999, the White Spot virus invaded shrimp farms in at least five Latin American countries: Honduras, Nicaragua, Guatemala, Panama, and Ecuador, and in 2013-14 Early Mortality Syndrome wiped out most of the shrimp yields in the Asia Pacific region and Mexico. Secondly, there is also a finite amount of coastline that can be used for shrimp production — eventually shrimp farms that are dependent on the open ocean will have nowhere to expand. Again, this method is also an ecologically damaging and ultimately unsustainable system for producing shrimp.

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

Of the 1.9 billion pounds of shrimp consumed annually in the United States, over 1.5 billion pounds are imported — much of this from developing countries’ shrimp farms. These farms are typically located in developing countries and use high levels of antibiotics and pesticides that are not allowed under USDA regulations. As a result, these shrimp farms produce chemical-laden shrimp in an ecologically unsustainable way.

Unfortunately, most consumers in the United States are not aware of the origin of their store-bought shrimp or the shrimp that they consume in restaurants. This lack of knowledge is due to a USDA rule that states that only bulk-packaged shrimp must state the shrimp’s country of origin; any “prepared” shrimp, which includes arrangements sold in grocery stores and seafood markets, as well as all shrimp served in restaurants, can simply be sold “as is.” Essentially, the foregoing means that most U.S. consumers may be eating shrimp laden with chemicals and antibiotics. Our product is free of pesticide chemicals and antibiotics, a fact that we believe will be highly attractive and beneficial in terms of our eventual marketing success.

Target Markets

We are establishing three target markets. The first market is live shrimp delivered to grocery stores and placed in aquariums, the second is fresh-on-ice shrimp delivered through distribution channels to groceries and restaurants, and the third is fresh-on-ice shrimp ordered via an eCommerce website delivered directly to the consumer. Our goal is to establish production systems and distribution centers in regional areas of the United States as well as international distribution networks through joint venture partnerships throughout the world. This should allow the Company to capture a significant portion of world shrimp sales by offering locally-grown, environmentally-friendly, fresh shrimp at competitive wholesale prices.

According to the Food and Agriculture Organization of the United Nations, the United States consumed over 1.9 billion pounds of shrimp in 2021, second only to China in total consumption, with over 90% imported. According to Research and Markets, the worldwide shrimp market was $18.3 billion in 2020 and is expected to reach $23.4 billion by 2026. According to SeafoodSource, in 2021 the United States Food and Drug Administration (the “FDA”) refused 75 entry lines of antibiotic-contaminated shrimp, over twice as many entry lines as was refused in 2020.

We strive to build a profitable global shrimp production company. We believe that our foundational advantage is that we can deliver fresh, organically grown, gourmet-grade shrimp, 52 weeks a year to retail and wholesale buyers in major market areas at competitive, yet premium, prices. By locating regional production and distribution centers in close proximity to consumer demand, we can provide a fresh product to customers within 24 hours after harvest. We believe that we can be the first to market and perhaps the sole weekly provider of fresh shrimp. Based on existing demand and what we believe are the advantages of our process, we believe that we can capture as much market share as our production capacity can support. The existing market demand, however, also might encourage new competitors to enter the market, including competitors that might develop processes that directly compete with NaturalShrimp, which could result in our not being able to capture the market share we anticipate.

Our patented technology and eco-friendly, bio-secure production processes enable the delivery of a chemical and antibiotic-free, locally-grown product that lives up to the Company’s mantra: “Always Fresh, Always Natural,” thereby addressing the issue of “unsafe” imported seafood.

Our Products

Product Description

Most of the shrimp consumed in the world today come from shrimp farms that can only produce crops between one and four times per year. Consequently, the shrimp from these farms requires freezing between crops until consumed. Our system is designed to harvest different tanks each week, which provides for fresh shrimp throughout the year. We strive to create a niche market of “Always Fresh, Always Natural” shrimp. As opposed to many of the foreign shrimp farms, we can also claim that our product is 100% free of antibiotics. The ability to grow shrimp locally and year-round allows us to provide this high-end product to upscale restaurant and grocery stores throughout the world. The Company is currently selling live shrimp to grocery stores outlets in Chicago and to stores and restaurants in Texas. We rotate the stocking and harvesting of our tanks each week, which allows for weekly shrimp harvests. Our product is free of pollutants and is fed only the highest-quality feeds.

Shrimp Growth Period

Our production system will produce shrimp at a harvest size of 12 grams in 12 weeks for the live market and 25 grams in 20 weeks for the fresh-on-ice market. We currently purchase post-larva shrimp that are approximately 10 days old. In the future, we plan to convert the Blairsburg, Iowa facility into a hatchery to control the supply of shrimp to each of our facilities. Our full-scale production systems include nursery and grow-out tanks, projected to produce fresh shrimp 52 weeks per year.

Distribution and Marketing

We plan to build environmentally friendly production systems near major metropolitan areas of the United States. Today, we have one, 40,000 square foot production facility in La Coste, Texas (near San Antonio) and three production facilities totaling 344,000 square feet in Iowa. On January 4, 2021, the Company formed a limited liability company with Hydresnesis Aquaculture, LLC in order to negotiate with local government for the construction of a production facility under available grant programs in Florida.

Because our system is enclosed and also indoors, it is not affected by weather or climate and does not depend on ocean proximity. As such, we believe that we will be able to provide, naturally grown, high-quality, fresh-never frozen shrimp to customers in major markets each week. We believe that these characteristics will allow distribution companies that we partner with to leverage their existing customer relationships by offering an uninterrupted supply of high-quality, fresh, and locally-grown shrimp. We plan to sell and distribute the vast majority of our shrimp production through distributors, such as U.S. Foods in Texas markets, that have established customers and sufficient capacity to deliver a fresh product within hours following harvest. We believe that we have the added advantage of being able to market our shrimp as a fresh, natural, and locally-grown product using sustainable, eco-friendly technology, a key differentiation from existing shrimp producers. Furthermore, we believe that our ability to advertise our product in this manner, along with the fact that it is a locally-grown product, provides us with a marketing advantage over the competition. We expect to utilize distributors that currently supply fresh seafood to upscale restaurants and supermarkets, country clubs, and retail stores whose clientele expect and appreciate fresh, natural products.

Harvesting, Packaging and Shipment

We expect that each of our locations will include production, harvesting/processing and a general shipping and receiving area, in addition to warehousing space for storage of necessary supplies and products required to grow, harvest, package, and otherwise make ready for delivery, a fresh shrimp crop on a weekly basis to consumers in each individual market area within 24 hours following harvest.

The seafood industry lacks a consistent source verification method to track seafood products as they move through countries and customs procedures. With worldwide overfishing leading to declining shrimp freshness and sustainability around the world, it is vital for shrimp providers to be able to realistically identify the source of their product. We have well-managed, sustainable facilities that are able to track shrimp from hatchery to plate using environmentally responsible methods and intend to incorporate these methods in all our future facilities.

International

We own 100% of NS Global, which was formed to create international partnerships and licensing for our platform technologies. Each international partnership is expected to use the Company’s proprietary technology to penetrate shrimp markets throughout the world utilizing existing food service distribution channels.

Go to Market Strategy and Execution

Our strategy is to acquire or develop regional production and distribution centers or joint ventures near major metropolitan areas throughout the United States and internationally. Along with our La Coste facility that includes a 40,000 square foot production facility using a new water treatment process. We have also purchased a 344,000 square foot production facilities and production assets from VBF. Our current plans include a NaturalShrimp Iowa expansion, a La Coste, Texas expansion, and Hydrenesis joint ventures while developing regional production and distribution centers near major markets, adding production centers in Florida, Nevada, and New York.

We have sold live product to grocery stores at $10.50 per pound and we have an exclusive agreement with U.S. Foods to distribute fresh-on-ice shrimp weekly to retail consumers at $10.50 to $14.00 per pound depending on size, which helps to validate our pricing strategy. Additionally, we are developing an eCommerce website for on-line ordering and home delivery by the name of NaturalShrimp Harvest-Select to provide fresh-chilled directly to consumers at $22.00 per pound.

Current Systems and Expansion

The shrimp production facility rebuilt in La Coste, Texas is now using new patent-pending technologies the Company developed with F&T and Hydrenesis. We expect this facility to produce approximately 6,000 pounds of shrimp every week. By staging the stocking and harvests from tank to tank, it enables us to produce and therefore deliver fresh shrimp every week.

With the purchase of our Iowa facilities from VBF, the Company is using the aforementioned platform technologies to retrofit 344,000 square feet of the existing Iowa facilities that we expect will, once fully operational, produce 18,000 pounds of shrimp per week. We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 24,000 pounds of shrimp production per week by the third or fourth calendar quarter of 2023.

The regional production facilities to be located in Florida, Nevada, and New York are expected to begin construction from future funding. These production centers are not surrounded by commercial shrimp production, and we believe that will create a high demand for fresh shrimp in all of these locations. In addition, the Company will continue to use undeveloped land it owns in La Coste (37 acres) and Iowa (52 acres) to build as many systems as the Texas and our Midwest markets demand.

Competition

There are a number of companies conducting research and development projects in their attempt to develop closed-system technologies in the U.S., some with reported production and sales. Most North American shrimp farms are using a BioFloc System to intensify shrimp growth. Since these are privately-held companies, it is not possible to know, with certainty, their state of technological development, production capacity, need for water exchange, location requirements, financial status, and other matters. To the best of our knowledge, none are producing significant quantities of shrimp relative to their local markets, and such fresh shrimp sales are likely confined to an area near their production facility.

Additionally, any new competitor would face significant barriers for entry into the market and would likely need years of research and development to develop the proprietary technology necessary to produce similar shrimp at a commercially viable level. We believe that our technology and business model set us apart from any current competition. It is possible that additional competitors will arise in the future, but with the size and growth of the worldwide shrimp market, we are confident that many competitors could co-exist and thrive in the fresh shrimp industry.

Intellectual Property

The following table provides information regarding our issued patents:

Patent Document Number (Issued)	Description	Jurisdiction	Type	Date Filed	Date Issued	Expiration Date	Current Ownership	Currently In Active Use	Must Be In Continued Use	Will Be Maintained Until a Third-Party Challenge
US Patent 10,163,199 B2	Recirculating Aquaculture System and Treatment method of Aquatic Species	United States	Utility*	11/28/2016	12/25/2018	11/28/2036	Natural Shrimp Inc	Yes	Yes	Yes
US Patent 11,297,809 B1	Ammonia Control in a Recirculating Aquaculture System	United States	Utility*	7/7/2021	4/12/2022	7/7/2041	Natural Shrimp Inc	Yes	Yes	Yes
US Patent 9,908,794 B2	Electrocoagulation Chamber with Atmospheric & Pressurized Flow Regimes	United States	Utility*	5/25/2015	3/6/2018	5/25/2035	Natural Shrimp Inc	Yes	Yes	Yes

*	Utility patents are granted to anyone who invents or discovers any new and useful process, machine, article of manufacture, or compositions of matters, or any new useful improvement thereof.

Patent Document Number (Applied)	Description	Jurisdiction	Date Filed
Application No 17/895,906	Method and Apparatus for removing specific contaminants from water in a recirculating or linear treatment system	United States	8/25/2022

Trademarks	Jurisdiction	Live	First Used in Commerce	Date Filed	Published for Opposition	Registration Date	Word Mark	Currently In Active Use	Must Be In Continued Use	Will Be Maintained Until a Third Party Challenge
6,122,073	United States	Yes	12/31/2004	7/2/2019	5/26/2020	8/11/2022	NATURALSHRIMP	Yes	Yes	Yes

We intend to take appropriate steps to protect our intellectual property.

There are potential additional technical processes for which the Company may be able to file a patent. There are no assurances, however, that such applications, if filed, would be issued and no right of enforcement is granted to a patent application. Therefore, the Company plans to use a variety of other methods, including copyright registrations as appropriate, trade secret protection, and confidentiality and non-compete agreements to protect its intellectual property portfolio.

Source and Availability of Raw Materials

We receive necessary raw materials from established suppliers, generally in a timely manner. Currently, we buy our feed from Zeigler, a leading producer of aquatic feed. Post larvae shrimp are available from Sea Products Development in Texas and Homegrown Shrimp in Florida.

Notwithstanding our current relationship with our suppliers of Post Larvae (PLs) shrimp, we have previously experienced temporary shortages and delays as a result issues arising at their hatcheries. We have favorable contacts and past business dealings with other major shrimp feed producers from which we can purchase required raw materials if our current suppliers are not available. In addition, we have also experienced supply-chain problems that have restricted our access to needed equipment parts and supplies. However, we have been able to mitigate these issues by modifying off-the-shelf readily available parts and equipment to work within our system.

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

●	Exotic Species Permit (annual) required and issued by the Texas Parks and Wildlife Department (“TPWD”) relating to operation of the Company’s facility in La Coste, Texas to raise exotic shrimp (non-native to Texas). This permit is currently active, expiring on December 31, 2023.

●	Annual permit issued by the Texas Commission on Environmental Quality (“TCEQ”). TCEQ regulates facility wastewater discharge. The La Coste facility is rated Level 1 (Recirculation System with No Discharge). The Company’s technologies provide for zero discharge, which makes it much easier to locate production facilities in various locations having strict environmental requirements.

●	The Company has applied to register the La Coste facility with the FDA in case the Company decides to process the shrimp in the future at this facility. However, the shrimp are currently delivered heads-on with no processing.

●	The Company has applied to register the facility in Webster City, Iowa with the FDA in case the Company decides to process the shrimp in the future at this facility. However, the shrimp are currently delivered heads-on with no processing.

●	Annual aquaculture license issued by Iowa Department of Natural Resources in respect of the Webster City, Iowa facility to produce shrimp in Iowa.

We are subject to certain regulations regarding the need for field employees to be certified. We strictly adhere to these regulations. The cost of certification is an accepted part of expenses. Regulations may change and become a cost burden, but compliance and safety are our main concern.

Market Advantages and Corporate Drivers

We consider the following to be our advantages in the marketplace:

●	Early-mover Advantage: We believe that we have an early-mover advantage via commercialized platform technologies in a large, growing market with no significant competition yet identified. Most potential competitors are early-stage companies with limited production and distribution.

●	Farm-to-Market: This factor has significant advantages including reduced transportation costs and a product that we believe is more attractive to local consumers.

●	Bio-secured Building: Our process is a re-circulating, highly-filtered water technology in an indoor-regulated environment. External pathogens are excluded.

●	Eco-friendly Technology: Our closed-loop, recirculating system has no ocean water exchange requirements, does not use chemical or antibiotics and therefore is sustainable, eco-friendly, environmentally sound, and produces a superior-quality shrimp that is totally natural.

●	Availability of Weekly Fresh Shrimp: Assures consumers of optimal freshness, taste, and texture of product, which we believe will command premium prices.

●	Sustainability: Our naturally grown product does not deplete wild supplies, has no by-catch kill of marine life, does not damage sensitive ecological environments, and avoids potential risks of imported seafood.

Although we have the patented technology and concomitant trade secrets necessary to grow shrimp in commercial quantities in a recirculating, enclosed system, and believe that we have significant advantages in this market, we face competitive challenges from various directions. As noted above, the market for fresh shrimp is significant and attractive and could potentially lead to the development of new technologies that may compete with ours or copycat technologies that infringe on our patents and/or trade secrets.

Outside forces over which we have no control, such as supply chain issues, may create unforeseen obstacles that could hinder our ability to meet production goals. Further, weather may damage those companies from whom we purchase post-larvae shrimp and prohibit us from satisfying its contractual commitments to third party purchasers of our shrimp. Further, there might not be a sufficient pool of potential employees with the technical education and skills we require to staff and operate our intended new facilities in the locations in which we intend to expand.

Diversity, Equity and Inclusion

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Environmental, Social and Governance

Our commitment to integrating sustainability across our organization begins with our Board of Directors, or the Board. The Nominating and Governance Committee of the Board has oversight of strategy and risk management related to Environmental, Social and Governance, or ESG. All employees are responsible for upholding our core values, including to communicate, collaborate, innovate and be respectful, as well as for adhering to our Code of Ethics and Business Conduct, including our policies on bribery, corruption, conflicts of interest and our whistleblower program. We encourage employees to come to us with observations and complaints, ensuring we understand the severity and frequency of an event in order to escalate and assess accordingly. Our Chief Compliance Officer strives to ensure accountability, objectivity, and compliance with our Code of Conduct. If a complaint is financial in nature, the Audit Committee Chair is notified concurrently, which triggers an investigation, action, and report.

We are committed to protecting the environment and attempt to mitigate any negative impact of our operations. We monitor resource use, improve efficiency, and at the same time, reduce our emissions and waste. We are systematically addressing the environmental impacts of the buildings we rent as we make improvements, including adding energy control systems and other energy efficiency measures. Waste in our own operation is minimized by our commitment to reduce both single-use plastics and operating paper-free, primarily in a digital environment. We have safety protocols in place for handling biohazardous waste in our labs, and we use third-party vendors for biohazardous waste and chemical disposal.

Corporate and Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge though our website (http://www.naturalshrimp.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

Human Capital Management

Employees

As of March 31, 2023, we had 32 employees, 28 of whom were full-time employees. In addition, we retain the services of outside consultants for various functions including engineering, finance, accounting and business development services. None of our employees are covered by collective bargaining agreements. We believe that we have good relations with our employees. We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. In particular, we depend on the skills, experience, and performance of our senior management and engineering and technical personnel. We compete for qualified personnel with other aquaculture industries.

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

Contractors

As of March 31, 2023, we retain 13 consultants and independent contractors.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition, or results of operations, perhaps materially. For additional information regarding risk factors, see “Forward-Looking Statements.”

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

Our business, prospects, revenues, profitability, and future growth are highly dependent upon the prices of and demand for shrimp. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices. These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical, and other reasons. Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production. In addition, increased availability of imported shrimp can affect our business by lowering commodity prices. This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher-cost inventories.

Market demand for our products may decrease.

We face competition from other producers of seafood as well as from other protein sources, such as pork, beef, and poultry. The bases on which we expect to compete include, but may not be limited to:

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

Competition and unforeseen limited sources of supplies in the industry may result in occasional spot shortages of equipment, supplies, and materials. In particular, we may experience possible unavailability of post-larvae and materials and services used in our shrimp production facilities. Such unavailability could result in increased costs and delays to our operations. If we cannot find the products, equipment, supplies, and materials that we need on a timely basis, we may have to suspend our production plans until we find the products, equipment, and materials that we need.

Our expansion plans for our shrimp production facilities reflects our current intent and is subject to change.

Our current expansion plans are subject to change, and the continuance of such plans will depend on the following factors, among others:

●	availability and cost of capital;
●	current and future shrimp prices;
●	costs and availability of post-larvae shrimp, equipment, supplies, and personnel necessary to conduct these operations;
●	the success or failure of system design and activities in similar areas;
●	changes in the estimates of the costs to complete production facilities; and
●	the decisions of operators and future joint venture partners.

We will continue to gather data about our production facilities, and it is possible that additional information may cause us to alter our schedule or determine that a certain facility should not be pursued at all.

Our product is subject to regulatory approvals and if we fail to obtain such approvals, our business may be adversely affected.

Most of the jurisdictions in which we operate will require us to obtain a license for each facility that we own and operate in that jurisdiction. We have obtained and currently hold a license to own and operate each of our facilities where a license is required. In order to maintain the licenses, we have to operate our current farms and, if we pursue acquisitions or construction of new farms, we will need to obtain additional licenses to operate those farms, where required. We are also exposed to dilution of the value of our licenses where a government issues new licenses to fish farmers other than us, thereby reducing the current value of our fish-farming licenses. Governments may change the way licenses are distributed or otherwise dilute or invalidate our licenses. If we are unable to maintain or obtain new fish-farming licenses or if new licensing regulations dilute the value of our licenses, this may have a material adverse effect on our business.

It is possible that regulatory authorities could make changes in regulatory rules and policies, and we would not be able to market or commercialize our product in the intended manner and/or the changes could adversely impact the realization of our technology or market potential.

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

Our products may be subject to contamination by food-borne pathogens, such as Listeria monocytogenes, Clostridia, Salmonella and E. Coli or contaminants. As these pathogens and substances are found in the environment, there is a risk that one or more of these organisms and pathogens can be introduced into our products as a result of improper handling, poor processing hygiene, or cross-contamination by us, the ultimate consumer, or any intermediary. We have little, if any, control over handling procedures once we ship our products for distribution. Furthermore, we may not be able to prevent contamination of our shrimp by pollutants such as polychlorinated biphenyls, or PCBs, dioxins, or heavy metals.

An inadvertent shipment of contaminated products may be a violation of law and may lead to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims), increased scrutiny, and penalties, including injunctive relief and plant closings, by regulatory agencies, as well as adverse publicity.

Increased quality demands from authorities in the future relating to food safety may have a material adverse effect on our business, financial condition, results of operations, or cash flow. Legislation and guidelines with tougher requirements are expected and may imply higher costs for the food industry. In particular, the ability to trace products through all stages of development, certification, and documentation is becoming increasingly required under food safety regulations. Further, limitations on additives and use of medical products in the farmed shrimp industry may be imposed, which could result in higher costs for us.

The food industry, in general, experiences high levels of customer awareness with respect to food safety and product quality, information, and traceability. We may fail to meet new and exacting customer requirements, which could reduce demand for our products.

Our success is dependent upon our ability to commercialize our shrimp production technology.

Prior to fiscal year 2021, we had been engaged primarily in the research and development of our technology. Therefore, we have a limited operating history upon which current and potential investors can evaluate our prospects. Our prospects must be considered in light of the risk, uncertainties, expenses, delays, and difficulties associated with the establishment of a business in the evolving food industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

While we have developed our first commercial system that employs our technology, additional work is required to incorporate that technology into a system capable of accommodating thousands of customers, which is the minimum capability that we believe is necessary to compete in the marketplace.

Our shrimp production technology may not operate as intended.

Although we have successfully tested our technology, our approach, which is still fairly new in the industry, may not operate as intended or may be subject to other factors that we have not yet considered. These may include the impact of new pathogens or other biological risks, low oxygen levels, algal blooms, fluctuating seawater temperatures, predation, or escapes. Any of the foregoing may result in physical deformities to our shrimp or affect our ability to increase shrimp production, which may have a material adverse effect on our operations. Furthermore, even if we are able to successfully manage these factors, our ability to grow healthy shrimp at a commercially scalable rate may be limited.

Our success is dependent upon our ability to protect our intellectual property.

Our success will depend in part on our ability to obtain and enforce protection for our intellectual property in the United States and other countries. It is possible that our intellectual property protection could fail. It is possible that the claims for patents or other intellectual property protections could be denied or invalidated or that our protections will not be sufficiently broad to protect our technology. It is also possible that our intellectual property will not provide protection against competitive products or will not otherwise be commercially viable.

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

As our business strategies develop, we must add additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional personnel;
●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems, and procedures.

Our future financial performance will depend, in part, on our ability to effectively manage any future growth and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, we may not be able to advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop our business initiatives and, accordingly, may not achieve our research, development, and commercialization goals.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

Risks Related to Financing Our Business

Management has determined that there are factors that raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended March 31, 2023, we had a net loss available for common stockholders of approximately $17.5 million. At March 31, 2023, we had an accumulated deficit of approximately $167.5 million and a working capital deficit of approximately $9.3 million. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. As we continue to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available to us or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

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

We plan to obtain the future funding that we will need through the debt and equity markets, but there can be no assurance that we will be able to obtain additional funding when it is required. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to build shrimp production facilities or default on existing funding commitments to third parties. Our limited operating history may make it difficult to obtain financing in the future.

Our ability to generate positive cash flows is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing, and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our production requirements and support our growth.

We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our production requirements once they commence - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop, or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations, and financial condition.

We have a history of operating losses and anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in our production of shrimp. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the fiscal year ended March 31, 2023, we recorded a net loss available for common stockholders of approximately $17.5 million, or $0.02 per share, as compared with approximately $96.4 million, or $0.16 per share, for the year ended March 31, 2022. We expect to continue to incur operating losses until we reach sufficient commercial scale of our product to cover our operating costs. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

Before receiving revenues from sales to customers of our products, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to particular and heightened liabilities as a result of the products we provide. As our products are intended to be ingested by natural persons, we have a heightened level of liability because a problem with our product is more likely to cause injury than many other consumer products. In addition, seafood in particular has a higher risk of contamination or causing food-borne illness than many other types of foods. While we intend to maintain insurance, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Our margins fluctuate, which leads to further uncertainty in our profitability model.

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

Risks Related to Doing Business in Foreign Countries

Our operations in foreign countries are subject to political, economic, legal, and regulatory risks.

The following aspects of political, economic, legal, and regulatory systems in foreign countries create uncertainty with respect to many of the legal and business decisions that we make:

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

Consequently, our development and production activities in foreign countries may be substantially affected by factors beyond our control, any of which could materially adversely affect our business, prospects, financial position, and results of operations. Furthermore, in the event of a dispute arising from our operations in other countries, we may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non-U.S. persons or entities to the jurisdiction of the courts in the United States, which could adversely affect the outcome of a dispute.

The cost of complying with governmental regulations in foreign countries may adversely affect our business operations.

We may be subject to various governmental regulations in foreign countries. These regulations may change depending on prevailing political or economic conditions. In order to comply with these regulations, we believe that we may be required to obtain permits for producing shrimp and file reports concerning our operations. These regulations affect how we carry on our business, and in order to comply with them, we may incur increased costs and delay certain activities pending receipt of requisite permits and approvals. If we fail to comply with applicable regulations and requirements, we may become subject to enforcement actions, including orders issued by regulatory or judicial authorities requiring us to cease or curtail our operations or take corrective measures involving capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate third parties for loss or damage suffered by reason of our activities and may face civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations, and permit requirements governing our operations and activities could affect us in a materially adverse way and could force us to increase expenditures or abandon or delay the development of shrimp production facilities.

Our international operations will involve the use of foreign currencies, which will subject us to exchange rate fluctuations and other currency risks.

We currently have no revenues from international operations. In the future, however, any revenues and related expenses of our international operations will likely be generally denominated in local currencies, which will subject us to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations will subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations. In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	actual or anticipated variations in our quarterly operating results;
●	changes in our business or potential earnings estimates;
●	our ability to obtain adequate working capital financing;
●	changes in market valuations of similar companies;
●	publication (or lack of publication) of research reports about us;
●	changes in applicable laws or regulations, court rulings, enforcement, and legal actions;
●	loss of any strategic relationships;
●	additions or departures of key management personnel;
●	actions by our stockholders (including transactions in our shares);
●	speculation in the press or investment community;
●	increases in market interest rates, which may increase our cost of capital;
●	changes in our industry;
●	competitive pricing pressures;
●	the impact of COVID-19;
●	our ability to execute our business plan; and
●	economic and other external factors.

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

Our bylaws contain indemnification provisions for our directors, officers and employees, and we have entered into indemnification agreements with our officer and directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal control over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. As set forth in this report, as of March 31, 2023, Company management assessed the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15 and Rule 15d-15 under the Exchange Act) based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Management concluded that, during the fiscal year ended March 31, 2023, the Company’s internal control over financial reporting was not effective. Management realized that there were deficiencies in the design or operation of the Company’s internal control over financial reporting that adversely affected it and that management considers to be material weaknesses. Such material weakness in our internal control over financial reporting have not been remedied.

The ineffectiveness of NaturalShrimp’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small number of staff:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of independent members of the board of directors (as of the balance sheet date) and the absence of an audit committee to exercise oversight responsibility related to financial reporting and internal control;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Company management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of its staff required to meet the financial reporting requirements of a public company;
●	Establish an independent board of directors and an audit committee to provide oversight for remediation efforts and ongoing guidance regarding accounting, financial reporting, overall risks, and the internal control environment;
●	Retain additional accounting personnel with public company financial reporting, technical accounting, Securities and Exchange Commission (the “SEC”) compliance, and strategic financial advisory experience to achieve adequate segregation of duties; and
●	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Company management will continue to monitor and evaluate the relevance of its risk-based approach and the effectiveness of our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Our intended business, operations, and accounting, including with respect to the Combined Company if the Business Combination is consummated, are expected to be substantially more complex than they have been to date. It may be time consuming, difficult, and costly for us to develop and implement the internal control and reporting procedures required by the Exchange Act. We may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal control and reporting procedures. If we are unable to comply with the internal control over financial reporting requirements of the Exchange Act, then we may not be able to obtain the required independent accountant certifications, which may preclude us from keeping our filings current with the SEC.

Further, a material weakness in the effectiveness of internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations, and financial condition. For additional information, see Item 9A – Controls and Procedures.

If we are unable to implement and maintain effective internal control over financial reporting, including as applicable standards governing internal control are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

General Risk Factors Applicable to the Company

If we lose our key management and technical personnel, our business may be adversely affected.

In carrying out our operations, we rely upon a small group of key management and technical personnel including our Chief Executive Officer and President, Chief Operating Officer and Chief Technology Officer, and Chief Financial Officer. We currently maintain key man insurance for Tom Untermeyer as the Chief Operating Officer and Chief Technology Officer. An unexpected partial or total loss of the services of any of our executive officers could be detrimental to our business.

Our Chief Financial Officer and Treasurer does not devote his full time to the Company.

We are highly dependent on the services of William Delgado, our Chief Financial Officer and Treasurer. Although Mr. Delgado allocates a significant amount of time to the Company and is active in our management, he does not devote his full time and attention to us. In addition to his positions with the Company, Mr. Delgado is also President, Chief Executive Officer, and Chief Financial Officer of Eco-Growth Strategies, Inc., a nutraceutical company developing a range of CBD-based products, and Chief Executive Officer and Chairman of the Board of Global Digital Solutions, Inc., an SEC reporting company that provides cyber arms technology and complementary security and technology solutions. Mr. Delgado may also become involved in additional ventures from time to time.

We face risks related to COVID-19 that could significantly disrupt our research and development, operations, sales, and financial results, and other epidemics or outbreaks of infectious diseases may have a similar impact.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The spread of the outbreak caused significant disruptions in the global economy, and the impact may continue to be significant. While the threat level has declined to a significant extent in the United States and globally and COVID-19 is no longer considered a pandemic, and while our operations were not been materially and negatively impacted by COVID-19 to date, our business could be adversely impacted by the effects of COVID-19 as well as government efforts to control or combat it, particularly if there is a resurgence in infections, including as a result of the emergence of new variants of the virus that causes COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak, and any other related adverse public health developments could cause disruption to our operations and manufacturing activities. For example, if governments re-implement restrictions in an attempt to combat any resurgence of COVID-19, we may experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones. Further, our third-party equipment manufacturers, third-party raw material suppliers, and consultants have been and may continue to be disrupted by worker absenteeism, quarantines, and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions, which could adversely affect our business and operations. Other epidemics or outbreaks of infectious diseases could have similar impacts on us as well.

Worldwide economic and social instability could adversely affect our revenue, financial condition, and results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, will affect our business and operating results. For example, the credit and financial markets may continue to be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all.

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

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

As the owner of real estate, we are subject to risks under environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.

Our operating expenses could be higher than anticipated due to the cost of complying with existing and future laws and regulations. Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources, and adjacent property. These environmental laws often impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect our results of operations, and such costs could exceed the value of our applicable facility. In addition, the presence of hazardous or toxic substances, or the failure to properly manage, dispose of, or remediate such substances, may adversely affect our ability to use, sell, or rent our property or to borrow using our property as collateral which, in turn, could reduce our revenue and our financing ability. We have not engaged independent environmental consultants to assess the likelihood of any environmental contamination or liabilities and have not obtained a Phase I environmental assessment on our properties. Even if we did obtain a Phase I environmental assessment report, however, such reports are limited in scope and might not reveal all existing material environmental contamination.

Risk Factors Related to the Pending Business Combination with Yotta Acquisition Corporation

We may fail to realize all of the anticipated benefits of the Business Combination.

In reaching its determination that the pending Business Combination with Yotta, as discussed above under “Item 1 – Business,” the Merger Agreement and the related agreements, and the other transactions contemplated by the Merger Agreement and the related agreements, were advisable and in the best interests of the Company and its stockholders, and in adopting and approving such matters, our board of directors considered, among other things: (i) that the Combined Company’s common stock would be listed on The Nasdaq Stock Market LLC (“Nasdaq”); (ii) the implied enterprise value of the Business Combination of approximately $175 million for the Company, providing its securityholders with the opportunity to go forward with ownership in a company with a larger market capitalization; and (iii) the board’s expectation that the Business Combination would be a more time- and cost-effective means to access capital, repay a portion of our existing indebtedness, and reduce leverage than other options that the Company had considered. The success of the Business Combination, however, will depend, in part, on a number of factors, including the challenges and risks currently faced by the Company as discussed in this report, some of which our outside of our control, and the reaction of current and potential investors to the Business Combination. As a result, the anticipated benefits of the Business Combination may not be realized fully or at all or may take longer to realize than expected.

Stockholder litigation and regulatory inquiries and investigations are expensive and could harm our operating results and could divert management’s attention.

In the past, securities class action litigation and/or stockholder derivative litigation and inquiries or investigations by regulatory authorities have often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, such as the Business Combination. Any stockholder litigation and/or regulatory investigations against the Company, whether or not resolved in our favor, could result in substantial costs and divert management’s attention from other business concerns, which could adversely affect our business and cash resources and the ultimate value that our stockholders receive as a result of the Business Combination.

The market price and trading volume of the Combined Company’s common stock may be volatile and could decline significantly following the Business Combination.

The stock markets, including Nasdaq on which the shares of the Combined Company’s common stock to be issued in the Business Combination are expected to be traded, have from time-to-time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for the Combined Company’s common stock following the Business Combination, the market prices of shares of the Combined Company’s common stock may be volatile and could decline significantly. In addition, the trading volumes in shares of the Combined Company’s common stock may fluctuate and cause significant price variations to occur. If the market prices of the Combined Company’s common stock decline significantly, holders of the Combined Company’s common stock, including our stockholders who receive shares of the Combined Company’s common stock in the Business Combination, may be unable to resell their shares of the Combined Company’s common stock at or above the market price of the shares of the Combined Company’s common stock as of the date immediately following the consummation of the Business Combination. There can be no assurance that the market prices of shares of the Combined Company’s common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors discussed in this report;
●	actual or anticipated differences in our estimates, or in the estimates of analysts, for the Combined Company’s revenues, results of operations, cash flows, level of indebtedness, liquidity, or financial condition;
●	actual or anticipated variations in the Combined Company’s quarterly operating results;
●	announcements by the Combined Company or its competitors of significant business developments;
●	the Combined Company’s ability to obtain adequate working capital financing;
●	loss of any strategic relationships;
●	actions by the Combined Company’s stockholders (including transactions in shares of the Combined Company’s common stock);
●	changes in applicable laws or regulations, court rulings, enforcement, and legal actions;
●	sale of shares of the Combined Company’s common stock or other securities in the future;
●	changes in market valuations of similar companies and general market conditions in our industry;
●	publication (or lack of publication) of research reports about the Combined Company;
●	the trading volume of shares of the Combined Company’s common stock;
●	additions or departures of key management personnel;
●	speculation in the press or investment community;
●	continuing increases in market interest rates, which may increase the Combined Company’s cost of capital;
●	changes in our industry;
●	actual, potential, or perceived control, accounting, or reporting problems;

●	changes in accounting principles, policies, and guidelines;
●	other events or factors, including but not limited to those resulting from infectious diseases, health epidemics and pandemics (including but not limited to the recent COVID-19 pandemic) natural disasters, war, acts of terrorism, or responses to these events;
●	our ability to execute the Combined Company’s business plan; and
●	general economic and market conditions.

In addition, the securities markets have periodically experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Combined Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If the Combined Company were involved in any similar litigation it could incur substantial costs and its management’s attention and resources could be diverted from running the business and implementing its business plan.

We are subject to business uncertainties while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees, customers, suppliers, and vendors may have an adverse effect on our business, financial condition, and results of operations. These uncertainties may impair our ability to attract, retain, and motivate key personnel pending the consummation of the Business Combination. Additionally, these uncertainties could cause customers, suppliers, vendors, and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship. In addition, competitors may target our key personnel or other employees by highlighting potential uncertainties relating to or that may result from the Business Combination.

Further, the pursuit of the Business Combination may place a burden on Company management and resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition process could have a material adverse effect on our business, financial condition, and results of operations both before and after consummation of the Business Combination.

If the Business Combination is not completed, we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the execution of the Merger Agreement and the Business Combination. The completion of the Business Combination depends on the satisfaction of specified conditions, including the receipt of the requisite approval of Yotta’s stockholders. There is no guarantee that these conditions will be met. If the Business Combination is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits for which these expenses were incurred.

Failure to complete the Business Combination could negatively impact our stock price, business and financial results.

If the Business Combination is not completed, our business be adversely affected and we will be subject to several risks, including the following:

●	We will be required to pay certain costs relating to the Business Combination, whether or not the Business Combination is completed, such as legal and accounting fees; and
●	Matters relating to the Business Combination may require substantial commitments of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.

In addition, if the Business Combination is not completed, we may experience negative reactions from the financial markets and from our stockholders, customers, and employees. We also could be subject to litigation related to any failure to complete the Business Combination or to proceedings commenced against us to perform our obligations under the Merger Agreement.

If the Business Combination is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results, and stock price.

The Combined Company will issue shares of its common stock as consideration in the Business Combination and may issue additional shares of its common stock or other equity or convertible debt securities without approval of the holders of the Combined Company’s common stock, which would dilute then-existing ownership interests and may depress the market price of the Combined Company’s common stock.

The Combined Company may continue to require capital investment to support its business and may issue additional shares of its common stock or other equity or convertible debt securities of equal or senior rank in the future without approval of its stockholders in certain of circumstances.

The Combined Company’s issuance of additional shares of its common stock or other equity or convertible debt securities would have the following effects: (i) the Combined Company’s existing stockholders’ proportionate ownership interest in the Combined Company would decrease; (ii) the amount of cash available per share, including for payment of dividends in the future, may decrease; (iii) the relative voting power of each previously outstanding shares of the Combined Company’s common stock may be diminished; and (iv) the market price of the Combined Company’s common stock may decline.

There will be material differences between the current rights of holders of the Company’s common stock and the rights former Company stockholders will have as a holder of the Combined Company’s common stock, some of which may adversely affect such stockholders.

Upon completion of the Business Combination, the Company’s stockholders will no longer be stockholders of the Company but will be stockholders of the Combined Company. There will be material differences between the current rights of the Company’s stockholders and the rights that current Company stockholders will have as a holder of shares of the Combined Company’s common stock, some of which may adversely affect our current stockholders.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research, or cease publishing research about the Combined Company, its share price and trading volume could decline significantly.

The trading market for the Combined Company’s common stock will depend, in part, on the research and reports that securities or industry analysts publish about the Combined Company or its business. The Combined Company may be unable to sustain coverage by well-regarded securities and industry analysts. If either no or only a limited number of securities or industry analysts maintain coverage of the Combined Company, or if these securities or industry analysts are not widely respected within the general investment community, the demand for the Combined Company’s common stock could decrease, which might cause its share price and trading volume to decline significantly. In the event that the Combined Company obtains securities or industry analyst coverage, or if one or more of the analysts who cover the Combined Company downgrade their assessment of the Combined Company or publish inaccurate or unfavorable research about the Combined Company’s business, the market price and liquidity for the Combined Company’s common stock could be negatively impacted.

Future resales of shares of the Combined Company’s common stock issued to Company stockholders and other significant stockholders may cause the market price of the Combined Company’s common stock to drop significantly, even if the Combined Company’s business is doing well.

Pursuant to lock-up agreements executed concurrently with the Merger Agreement, certain of the Combined Company’s stockholders will be restricted, subject to certain exceptions, from selling any of the Combined Company’s common stock that they receive in or hold at the effective time of the Business Combination, which restrictions will expire and therefore additional Combined Company’s common stock will be eligible for resale, six months after the effective time of the Business Combination.

Subject to the lock-up agreements, the Company stockholders that are a party thereto (which are the Company’s three executive officers and directors) may sell the Combined Company’s common stock pursuant to Rule 144 under the Securities Act (“Rule 144”), if available. In these cases, the resales must meet the criteria and conform to the requirements of that rule, including, because Yotta is currently a shell company, waiting until one year after the Combined Company’s filing with the SEC of Form 10-type information reflecting the Business Combination.

Upon expiration of the lock-up periods provided for in such agreements, and upon effectiveness of the registration statement that the Combined Company is obligated to file to register the resale of such shares with the SEC or upon satisfaction of the requirements of Rule 144, certain former Yotta stockholders and certain other significant stockholders of the Combined Company may sell large amounts of the Combined Company’s common stock in the open market or in privately-negotiated transactions, which could have the effect of increasing the volatility in the Combined Company’s share price or putting significant downward pressure on the price of the Combined Company’s common stock.

We do not expect that the Combined Company will pay dividends in the foreseeable future after the Business Combination.

We expect that the Combined Company will retain most, if not all, of its available funds and any future earnings after the Business Combination to fund its operations and the development and growth of its business. As a result, we do not expect that the Combined Company will pay any cash dividends on the Combined Company’s common stock in the foreseeable future.

Following completion of the Business Combination, the Combined Company’s board of directors will have complete discretion as to whether to distribute dividends. Even if the board of directors decides to declare and pay dividends, the timing, amount, and form of such dividends, if any, will depend on the future results of operations and cash flow, capital requirements, and surplus, the amount of distributions, if any, received by the Combined Company from its subsidiaries, the Combined Company’s financial condition, contractual restrictions, and other factors deemed relevant by the board of directors. There is no guarantee that the shares of the Combined Company’s common stock will appreciate in value after the Business Combination or that the trading price of the shares will not decline. Holders of the Combined Company’s common stock should not rely on an investment in shares of the Combined Company’s common stock as a source for any future dividend income.

The existence of indemnification rights to the Combined Company’s directors, officers, and employees may result in substantial expenditures by the Combined Company and may discourage lawsuits against its directors, officers, and employees.

The intended bylaws of the Combined Company contain indemnification provisions for its directors, officers, and employees. Such indemnification obligations could result in the Combined Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors, executive officers, and employees, which it may be unable to recoup. These provisions and resultant costs may also discourage the Combined Company from bringing a lawsuit against its directors and executive officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by its stockholders against its directors and officers even though such actions, if successful, might otherwise benefit the Combined Company and its stockholders.

The Combined Company will be required to meet the initial listing requirements to be listed on Nasdaq. However, the Combined Company may be unable to maintain the listing of its securities in the future.

If the Combined Company fails to meet the continued listing requirements and Nasdaq delists its securities, it could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;
●	a limited amount of news and analyst coverage for the Combined Company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 5501 LBJ Freeway, Suite 450, Dallas, Texas 75240, where we pay $7,000 per month under an operating lease that expires on December 31, 2023, provided, however, that based on rent abatement provisions related to early termination of the lease agreement, which was originally scheduled to terminate on October 31, 2025, and pre-paid rent, no rental payments will be due for this office space during calendar year 2023.

We intend to rebuild our 8,000 square foot water treatment plant and maintain, own and operate a 40,000 square foot production facility on 37 acres at 833 County Road 583, La Coste, Texas.

We own 344,000 square feet of production facilities consisting of:

●	270,000 square feet on 13 acres at 401 Des Moines Street, Webster City, Iowa;

●	50,000 square feet on 20 acres at 2567 190th Street, Blairsburg, Iowa; and

●	24,000 square feet on 20 acres at 12282 200th Street, Radcliffe, Iowa.

Our registered agent is Business Filings Incorporated, located at 701 S. Carson Street, Suite 200, Carson City, Nevada 89701.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in actions, claims, suits, and other legal proceedings arising in the normal course of our business. Neither NaturalShrimp nor its subsidiaries are currently a party, nor is any of our property subject, to any actions, claims, suits, or other legal proceedings the outcome of which, in management’s opinion, would, if determined adversely to us, individually or in the aggregate have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group quotation system under the symbol “SHMP.” On June 20, 2023, the closing price of our common stock reported by the OTC Markets was $0.047 per share.

Transfer Agent

Our transfer agent is TranShare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of June 21, 2023, there were approximately 525 shareholders of record of our common stock. As of such date, 867,995,962 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2023.

Recent Sales of Unregistered Securities

We have previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed since April 1, 2022, all sales of securities without registration under the Securities Act of 1933, as amended, during the fiscal year ended March 31, 2023.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2023, we did not repurchase any of our equity securities.

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see “Forward-Looking Statements” at the beginning of this report and our Risk Factors under Item 1A of this report.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures, unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.

Overview

We are an aquaculture technology company that has developed proprietary, patented platform technologies to allow for the production of aquatic species in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities without the use of antibiotics or toxic chemicals. We own and operate indoor recirculating Pacific White shrimp production facilities in Texas and Iowa using these technologies.

We were incorporated in July 2008 and acquired substantially all of the assets of NSH, the company that developed the proprietary technology to grow and sell shrimp potentially anywhere in the world that is now the basis of our business. In 2015 NSH acquired 88.62% of the issued and outstanding shares of NaturalShrimp Common Stock, NSC and NS Global became our wholly-owned subsidiaries, and we changed our principal business to a global shrimp farming company.

On October 5, 2015, we formed NAS with F&T, the purpose of which was to jointly develop with F&T certain water technologies.

On December 17, 2020, we acquired for $10.0 million certain assets from VeroBlue Farms USA, Inc. and its subsidiaries, which assets included our three current facilities located in Iowa.

On May 25, 2021, we purchased certain parent and intellectual property rights from F&T and acquired all of its outstanding shares in NAS, thereby making NAS our wholly-owned subsidiary, for $3.0 million in cash and 13,861,386 shares of NaturalShrimp Common Stock.

On August 25, 2021, through NAS, we entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC and a Technology Rights Agreement with Hydrenesis Aquaculture LLC. The Equipment Rights Agreement relates to specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology Rights Agreement provides us with a sublicense to the rights to Hydrogas® and RLS®.

The Company has three wholly-owned subsidiaries: NSC, NS Global, and NAS, and owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability company.

Most of the shrimp consumed in the world today come from shrimp farms that can only produce crops between one and four times per year. Consequently, the shrimp from these farms requires freezing between crops until consumed. Our system is designed to harvest different tanks each week, which provides for fresh shrimp throughout the year. We strive to create a niche market of “Always Fresh, Always Natural” shrimp. As opposed to many of the foreign shrimp farms, we can also claim that our product is 100% free of antibiotics. The ability to grow shrimp locally and year-round allows us to provide this high-end product to upscale restaurant and grocery stores throughout the world. We rotate the stocking and harvesting of our tanks each week, which allows for weekly shrimp harvests. Our product is free of pollutants and is fed only the highest-quality feeds.

We began making regular weekly sales of live shrimp from our Iowa production facility in November 2021 and from our Texas production facility in June 2022. Although our revenues were initially limited, our gross sales for the fiscal year ended March 31, 2023 has increased significantly. The Company is using its aforementioned platform technologies to retrofit 344,000 square feet of its existing Iowa facilities that we expect will, once fully operational, produce 18,000 pounds of shrimp per week. We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 24,000 pounds of shrimp production per week by the third or fourth calendar quarter of 2023. We can, however, provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

Recent Material Events

Fires at Texas Facility

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of the production facilities at the La Coste location, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings. The Company used the proceeds from its subsequent insurance claim to rebuild a 40,000 square foot production building at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire.

On July 3, 2022, a building containing our water treatment and purification system in La Coste, Texas (the “Water Treatment Plant”) was completely destroyed in a fire. The Water Treatment Plant is a separate building consisting of approximately 8,000 square feet located apart from the production building, which was not damaged. The Company received $700,000 from its insurance company for the claim it filed for the fire damage. The Company used the proceeds from the insurance to acquire and replace necessary equipment that had been destroyed in the fire. Due to the damage caused by the fire, the Company has written off approximately $1.8 million of the fixed assets and $325,000 of the accumulated depreciation, which, less the $700,000 insurance settlement, has resulted in the recognition of a $869,379 loss due to fire for the year ended March 31, 2023.

Resolution of Gary Shover Litigation

As further discussed in “Item 13. Certain Relationships and Related Transactions, and Director Independence — NaturalShrimp Holdings, Inc.,” pursuant to the settlement of a lawsuit filed by Gary Shover, a shareholder of NSH, as of March 31, 2022, the Company had issued 28,454,901 shares of NaturalShrimp Common Stock to the NSH shareholders. During the year ended March 31, 2023, we issued to the NSH shareholders an additional 61,558,203 shares of NaturalShrimp Common Stock with a fair value of $19,445,284.

Results of Operations

Comparison of the Year Ended March 31, 2023 to the Year Ended March 31, 2022

Revenue

We had gross sales revenue of $238,685 and $33,765, respectively, during the fiscal years ended March 31, 2023 and 2022, an increase of $204,920, or 607.0%, for fiscal 2023 compared to the prior year.

Our increase in gross sales revenue during fiscal 2023 over the prior year was a result of our sale of shrimp to two customers directly during fiscal 2023 that had been made exclusively through a consultant during fiscal 2022 and the increased production of shrimp available for sale, which resulted in us being able to sell more shrimp to meet existing demand. With respect to the former, at the beginning of fiscal 2023 these sales were made to two customers of a consultant to the Company under the terms of a trial distribution agreement between the consultant and the Company pursuant to which the consultant was to introduce the Company to customers and assist it in the set-up of ancillary materials used or useful in the delivery of live shrimp, including installation of necessary equipment and facilities, logistical support, training of staff and packaging necessary for shipment of live shrimp. After the trial period, the parties could have, but decided not to, negotiate and execute a long-term distribution agreement. We began receiving orders and billing one of these customers directly in June 2022 and the other in September 2022

We had net revenues of $37,832 and $33,765, respectively, during the fiscal years ended March 31, 2023 and 2022. The increase in net revenues for fiscal 2023 is the result of the increase in gross sales revenue, offset by the cost of sales in fiscal 2023.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Cost of sales were $200,853 and $0, respectively, during the fiscal years ended March 31, 2023 and 2022.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the fiscal years ended March 31, 2023 and March 31, 2022:

	Years Ended March 31,
	2023	2022

Salaries and related expenses	$2,060,237	$2,292,849
Stock compensation	-	43,704,900
Professional fees	1,358,185	2,044,001
Other general and administrative expenses	2,415,749	2,666,651
Rent	89,524	72,417
Facility operations	1,936,296	1,097,745
Research and development	190,855	407,874
Depreciation	1,795,427	1,307,038
Amortization	1,470,000	881,500
Total	$11,316,273	$54,474,975

Operating expenses for the fiscal year ended March 31, 2023, decreased by approximately 79.3% as compared to operating expenses for the fiscal year ended March 31, 2022, primarily as a result of $43.7 million in stock compensation expense in 2022 compared to no stock compensation expense in 2022. The 2022 stock compensation expense related almost entirely to the Company’s issuance of 250,000 shares of Series F Preferred Stock, for an aggregate of 750,000 shares, on March 1, 2022, to each of its three executive officers, which resulted in the Company recognizing $43.7 million of stock compensation. The Company issued the shares in consideration of each executive’s past and future services as executive officers of the Company. The Company did not issue any equity compensation during fiscal 2023 and therefore there was no similar expense for 2023.

Further decreases during fiscal 2023 compared to the prior fiscal year included approximately $686,000, or 33.6%, in professional fees due to there being less legal services in the current year compared to the legal services during 2022 related to the Gary Shover legal settlement, the redemption of our Series D Convertible Preferred Stock, and the creation and issuance of the new Series E Preferred and Series F Convertible Preferred Stock. Additionally, there was a reduction of approximately 53.2%, in Research and development expenses as a result of progress in production of our shrimp product so that less research and development was necessary during fiscal 2023, and approximately 10% decrease for both other general and administrative expenses and salaries and wages. Salaries and related expenses decreased approximately $233,00, or 10.1%, during 2023 compared to 2022, primarily as a result of the bonus for directors in the prior fiscal year, offset by increased salaries in the current fiscal year. These decreases were partially offset by increases in facility operations, depreciation, and amortization. Facility operations increased approximately $839,000, or 76.4%, based on progress in the production of our goods to be sold, resulting in some of these costs being now recognized in cost of goods sold. Depreciation increased approximately $488,000, or 37.4%, due primarily to the increase in our fixed assets. Amortization expense increased $588,500, or 66.8%, as a result of including amortization expense in connection with the patents acquired and the rights agreements entered into during fiscal 2022 for the full year ended March 31, 2023.

Other Income (Expense)

The following table summarizes the various components of our other income (expenses) for each of the years ended March 31, 2023 and March 31, 2022:

	Year Ended March 31,
	2023	2022
Interest expense	$(2,273,353)	$(726,243)
Interest expense – related parties	(16,022)	-
Amortization of debt discount	(5,019,883)	(2,616,364)
Financing costs	-	(1,904,074)
Change in fair value of derivative liability	811,000	(116,000)
Change in fair value of warrant liability	3,568,000	1,987,000
Change in fair value of restructured notes	(2,842,132)	-
Forgiveness of PPP loan	-	103,200
Gain on Vero Blue debt settlement	-	815,943
Gain on extinguishment of debt	2,383,088	-
Extension fee	(575,100)	-
Gain on settlement of accrued expenses	124,202	-
Legal settlement	-	(29,400,000)
Loss due to fire	(869,379)	-
Total	$(4,709,579)	$(31,856,538)

Other expense for the year ended March 31, 2023, decreased significantly from the year ended March 31, 2022, almost entirely as a result of the legal settlement expense of $29,400,000 that occurred during the year ended March 31, 2022, representing the fair value of the approximately 93 million shares of NaturalShrimp common stock that we agreed to issue in settlement of the lawsuit filed by Gary Shover alleging breach of contract for the Company’s failure to exchange shares of NaturalShrimp common stock to shareholders of NSH.

Interest expense increased $1.5 million, or 213.0%, during the year ended March 31, 2023, compared to the year ended March 31, 2022, as a result the interest expense on (i) the secured convertible promissory note in the initial amount of $16,320,000.00 to Streeterville Capital, LLC, with an effective date of December 15, 2021 (the “Convertible Note”) and (ii) the secured promissory note in the aggregate principal amount of approximately $5.4 million that Streeterville purchased from us on August 17, 2022 (the “August Note”) before and after their restructuring of approximately $2,238,000 for the year ended March 31, 2023 as compared to $497,000 for the year ended March 31, 2022. Additionally, prior to the restructuring and accounting treatment as an extinguishment during the year ended March 31, 2023, resulting in a removal of the original debt discounts for the two notes, there was amortization of the recognized debt discounts on the original issuance of the notes through November 4, 2022. As a result, the amortization of the debt discount was approximately $5.0 million during the year ended March 31, 2023, compared to approximately $2.6 million during the year ended March 31, 2022.

In addition, as a result of the restructuring of the Convertible Note and the August Note, which, as noted above, the Company accounted for as an extinguishment of debt, the Company had a gain on the extinguishment of debt of $2,383,088 during the year ended March 31, 2023. Additionally, as the Company elected the fair value option under Accounting Standards Codification (“ASC”) 825 for the restructured notes to be accounted for at fair value until settled, the fair value was revalued as of period-end, resulting in the Company recognizing as an expense the $2,842,132 increase in fair value of the two notes during the year ended March 31, 2023.

The $811,000 of income resulting from the change in fair value of derivative liability during the year ended March 31, 2023, was the result of the decrease in the fair value of the Convertible Note’s bifurcated derivative as a result of its restructuring removal of the convertible feature on November 4, 2022. There was an increase of derivative liability of $116,000 during the year ended March 31, 2022.

The Company originally recognized the warrant liability in December 2021 and revaluates it at each period-end. The decrease in the fair value as of March 31, 2023, resulted in a $3,568,000 recognition as income during the year ended March 31, 2023, compared to a decrease in fair value as of March 31, 2022, which resulted in $1,987,000 in income during the year ended March 31, 2022.

The $869,379 loss due to fire during the year ended March 31, 2023, was the result of the destruction by fire of the Company’s building containing its water treatment and purification system in La Coste, Texas.

The Company recognized $575,100 for paying a portion of an extension expense related to the Merger Agreement, as a result of the Business Combination not being closed by the first extension date of January 23, 2023, and the second extension date of April 23, 2023.

The Company recognized approximately $2.0 million in financing costs during the year ended March 31, 2022. Such financing costs consisted mainly of (i) the $1,373,000 fair value of the warrants to purchase 3,739,000 shares of NaturalShrimp common stock that the Company issued to GHS Investments LLC (“GHS”) for its waiver of its right to participate in a stock offering and a subsequent financing and (ii) a redemption fee of $109,953 in connection with its settlement of a convertible note in April 2021 and (iii) an extension fee of $249,080 for the Convertible Note for a required uplist date. There were no corresponding costs during the year ended March 31, 2023.

Liquidity, Financial Condition and Capital Resources

At March 31, 2023, we had cash on hand of $216,465 and a working capital deficit of approximately $9.3 million, compared to cash on hand of approximately $1.7 million and a working capital deficit of approximately $17.0 million at March 31, 2022. The increase in working capital for the year ended March 31, 2023, is mainly due to the decrease in the fair value of the derivative liability due to the removal of the conversion feature in the restructured Convertible Note and a decrease in fair value of the warrant liability. This was offset by the new promissory notes and related party notes, and an increase in accounts payable and a decrease in cash on hand.

Total current assets were approximately $1,882,000 at March 31, 2023 compared to $4.8 million at March 31, 2022. The decrease in current assets at March 31, 2023, compared to March 31, 2022, is the result of our approximate $1.5 million use of the cash on hand and the release of $1.5 million held in an escrow account from the proceeds of our issuance of the Convertible Note as well as an approximately $1.2 million decrease in prepaid expenses, offset by our recognition of legal fees related to the Merger Agreement as deferred offering costs.

Total current liabilities decreased from $21.8 million at March 31, 2022 to $11.2 million at March 31, 2023. The change in current liabilities is mainly the result of removal of the derivative liability of $13.1 million fair value related to the restructured convertible note and the decrease in the warrant liability fair value of $3.6 million at March 31, 2023, partially offset by the new notes payable and the increase in accounts payable and other accrued expenses and accrued interest.

Working Capital Deficiency

The following table summarizes our working capital deficiency at March 31, 2023 and 2022:

	March 31,	March 31,
	2023	2022
Current assets	$1,882,371	$4,829,141
Current liabilities	11,221,783	21,846,261
Working capital deficiency	$9,339,412	$17,017,120

Current assets decreased during the year ended March 31, 2023, primarily because of the release during fiscal 2023 of the $1.5 million escrow account at March 31, 2022, which was related to the proceeds from the issuance of the Convertible Note in December 2021, which was transferred to the Company’s cash Also contributing to the decrease in current assets was a decrease in cash as a result of our use of the cash on hand and a decrease of approximately $1.2 million in prepaid expenses. The decrease in current liabilities during the year ended March 31, 2023, is primarily due to the $13.1 million decrease in the fair value of the derivative liability related to the removal of the conversion feature in the restructuring of the Convertible Note, as well as the decrease in the fair value of the warrant liability. This was offset by the issuance of a new $5.0 million promissory note, which upon its restructuring was treated as an extinguishment and then recognized at its fair value under ASC 825 at approximately $2.2 million and the issuance of $250,000 of notes payable to related parties.

Cash Flows

The following table summarizes our cash flows for each of the fiscal years ended March 31, 2023 and March 31, 2022:

	Years Ended March 31,
	2023	2022
Net cash used in operating activities	$(5,858,646)	$(8,925,244)
Net cash used in investing activities	(1,848,447)	(8,432,465)
Net cash provided by financing activities	6,189,518	18,935,954
Net change in cash	$(1,517,575)	$1,578,245

Net cash used in operating activities during the year ended March 31, 2023, was approximately $3.1 million less as compared to the year ended March 31, 2022. The decrease in cash used is primarily due to the decrease in prepaid expenses and an increase in accrued interest related to the August Note as well as the interest on the Convertible Note for the full year of fiscal 2023. The increase in the use of deferred offering costs was offset in full by the increase of the accrual of the services in other accrued expenses. Additionally, there was an increase in accounts payable during the year ended March 31, 2023 compared to the year ended March 31, 2022, which reflects an additional use of cash during 2023.

Net cash used in investing activities during the year ended March 31, 2023, decreased by approximately $6.6 million compared to the year ended March 31, 2022. During 2023 cash used consisted of the purchase of approximately $2.5 million for machinery and equipment, offset by the $700,000 received from the insurance company for the fixed assets destroyed by the July 3, 2022 fire. The prior-year’s cash spent on investing activities consisted of the $2.0 million of cash in the patent acquisition, $2.4 million in connection with the sub-license agreement with Hydrenesis Aquaculture LLC, and $1.0 million in the acquisition of shares of the non-controlling interest, as well as approximately $1.5 million for machinery and equipment and $1.6 million for construction in process.

Net cash provided by financing activities decreased $12.7 million, from $18.9 million during the year ended March 31, 2022 to $6.2 million during the year ended March 31, 2023. During 2023, the Company received $3.1 million from the sale of shares of its common stock pursuant to our existing equity line financing agreement with GHS (see “— Recent Financing Arrangements and Developments During the Periods — GHS Purchase Agreement,” below), $1.5 million from the issuance of a new promissory note, and $250,000 from the issuance of promissory notes to related parties. Additionally, a net amount of $1.5 million that had been held in escrow from the issuance of the Convertible Note in December 2021 was transferred into cash on hand. During the year ended March 31, 2022, the Company received approximately $17.3 million from the sale of NaturalShrimp common stock and warrants to purchase common stock and $8.9 million of net proceeds from its issuance of the Convertible Note plus $5.0 million into an escrow account, partially offset by cash used to pay off the License agreement a previously-outstanding convertible note, notes payable with related parties and bank loans, and the amount paid for our redemption of outstanding shares of our Series D Convertible Preferred Stock

Recent Financing Arrangements and Developments

Short-Term Debt and Lines of Credit

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 33.9% as of March 31, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2023 and March 31, 2022.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.0% as of March 31, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2023 and March 31, 2022.

GHS Purchase Agreement

On November 4, 2022, the Company entered into a purchase agreement (the “GHS Purchase Agreement”) with GHS pursuant to which the Company may require GHS to purchase a maximum of up to 64,000,000 shares of NaturalShrimp Common Stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $5,000,000 over a one-year term that ends on November 4, 2023. Notwithstanding the foregoing dollar limitations, the Company and GHS may, from time to time, mutually agree in writing to waive the aforementioned limitations for a particular purchase of GHS Purchase Shares, which waiver may not exceed the 4.99% beneficial ownership limitation contained in the GHS Purchase Agreement. NaturalShrimp will control the timing and amount of any sales of GHS Purchase Shares to GHS. The Company intends to use the net proceeds from the sale of any GHS Purchase Shares for working capital and general corporate purposes.

The purchase price for the GHS Purchase Shares is 90% of the lowest volume-weighted average price during the 10 consecutive business days immediately preceding, but not including the applicable purchase date. The Company must deliver a number of GHS Purchase Shares equal to 112.5% of the aggregate purchase amount for any such purchase of GHS Purchase Shares divided by the applicable purchase price per share.

If any default events, as set forth in the GHS Purchase Agreement, has occurred and is continuing, the Company may not require GHS to purchase any GHS Purchase Shares.

Further, pursuant to the terms of the GHS Purchase Agreement, from November 4, 2022 until the later of the Closing and the 12-month anniversary of the first delivery of GHS Purchase Shares, upon any issuance by the Company or any of its subsidiaries of shares of NaturalShrimp Common Stock or NaturalShrimp Common Stock equivalents for cash, indebtedness, or a combination of units thereof (a “Subsequent Financing”), GHS will have the right to participate in any such financing in an amount equal to 100% or, following the Merger, up to 50% of such financing, on the same terms, conditions and price otherwise provided for in such subsequent financing.

During the year ended March 31, 2023, the Company sold 52,018,294 shares of its common stock at a net amount of approximately $3,076,000, at share prices ranging from $0.04 to $0.10, pursuant to the GHS Purchase Agreement. We sold an additional 11,306,351 GHS Purchase Shares after year-end.

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the outstanding balance being paid. The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta, for a contribution to a required extension fee for the Business Combination.

Secured Promissory Note

On August 17, 2022, Streeterville purchased from us the August Note. The August Note has an annual interest rate of 12% and was to mature on May 17, 2023. The August Note carried an original issue discount (“OID”) totaling $433,333 and a transaction expense amount of $10,000, both of which are included in its principal balance. At issuance the Company received $1.1 million, with $3.9 million put into escrow to be held until certain terms are met, which includes $3.4 million upon the listing of the NaturalShrimp Common Stock on the New York Stock Exchange (“NYSE”) or Nasdaq. The August Note also provided that if the Company did not effect the listing of the NaturalShrimp Common Stock by November 15, 2022, the then-current outstanding balance on the August Note increased by 10%, and that following such listing, while the August Note was still outstanding, 10 days after the Company sold any shares of NaturalShrimp Common Stock or NaturalShrimp Preferred Stock, it would have been required to make a mandatory prepayment on the August Note equal to the greater of $3.0 million or 33% of the gross proceeds of such equity sale. The August Note is secured by all of the assets of the Company. All payments made by the Company on the note, including upon repayment at maturity, is subject to an exit fee of 15% of the portion of the outstanding balance being paid.

In conjunction with the Merger Agreement, the Company entered into a Restructuring Agreement with respect to the August Note through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which (i) the uplist terms were removed, (ii) in the event that the Closing does not occur on or before December 31, 2022, the then-current outstanding balance will be increased by 2% and will increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and (iii) the outstanding balance of the August Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain Streeterville’s consent or notify Streeterville for certain major equity related transactions. The Business Combination has not yet closed, and therefore the outstanding balance on the August Note increased by 2% per month, in the amount of approximately $144,000, as of March 31, 2023.

We analyzed the restructured August Note under ASC 470-50 as to whether the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1.9 million, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b), a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the August Note as to whether it fell under the guidance of embedded derivatives and was required to be bifurcated. We revalued the August Note as of March 31, 2023 at approximately $2.4 million, with a change in fair value of approximately $467,000 recognized in the Company’s Statement of Operations.

Promissory Note — related parties

On August 10, 2022, the Company entered into a loan agreement for an aggregate of $300,000 with six related parties, which is to be considered priority debt of the Company. As of the date of this report, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due one year from the date of the note. For the year ended March 31, 2023, the interest expense was $22,270.

Convertible Note

We issued the Convertible Note in December 2021. The Convertible Note had an annual interest rate of 12% and matured on December 15, 2023. The Convertible Note carried an OID totaling $1.3 million and a transaction expense amount of $20,000, both of which were included in the principal balance of the Convertible Note. The Convertible Note had $2.0 million in debt issuance costs, including fees paid in cash of $1.1 million and warrants to purchase 3,000,000 shares of the Company’s common stock that we issued to the placement agents with a fair value of $940,000. The warrant fair value was estimated using the Black Scholes Model, with the following inputs: the price of the common stock of $0.32; a risk-free interest rate of 1.19%; the expected volatility of the common stock of 209.9%; the estimated remaining term; and a dividend rate of 0%. We classified the warrants as a liability, as it was not known if there would be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt.

The Company was required to obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15.0 million in shares of NaturalShrimp common stock for Streeterville’s benefit such that any redemption using shares of NaturalShrimp common stock could be done using registered shares of NaturalShrimp common stock. Additionally, the Company was required, as soon as reasonably possible following the issuance of the Convertible Note, to cause the Company’s common stock to be listed for trading on either NYSE or Nasdaq. In the event the Company did not effectuate such listing by March 1, 2022, the then-current outstanding balance would be increased by 10%. On February 7, 2022, the Company and Streeterville entered into an amendment to the SPA, which extended the date by which the Uplist must be completed to April 15, 2022. In consideration of the grant of the extension an extension fee of $249,079 was added to the principal balance, which we recognized as a financing cost. Subsequently, the date by which the listing had to be completed was further extended to June 15, 2022, and again to November 15, 2022, with no additional fee included. The Company must make a one-time payment to Streeterville equal to 15% of the gross proceeds that the Company receives from the offering expected to be effected in connection with the listing (whether from the sale of shares of its common stock and / or preferred stock) within 10 days of receiving such amount. In the event that the Company does not make this payment, the then-current outstanding balance will be increased by 10%. The Convertible Note also contains certain negative covenants and events of default. Upon the occurrence of an event of default, at its option and sole discretion, Streeterville may consider the Convertible Note immediately due and payable. Upon such an event of default, the annual interest rate on the Convertible Note will increase to 18% and the outstanding balance will increase from 5% to 15%, depending upon the specific event of default.

In accordance with the terms of the Merger Agreement, the Company and Streeterville entered into Restructuring Agreement dated as of November 4, 2022, pursuant to which the Convertible Note was amended and restated, and the Company issued to Streeterville and Amended and Restated Secured Promissory Note that amended and replaced the Convertible Note (the “Restructured Senior Note”), that: (i) eliminated the conversion feature of the Convertible Note; (ii) provides that within three trading days of the closing of the Business Combination, NaturalShrimp as the surviving entity in its merger with Merger Sub as a wholly-owned subsidiary of Yotta will pay Streeterville an amount equal to the lesser of (A) one-third of the amount (calculated prior to any deductions for any broker, underwriter, legal, accounting or other fees) retained in Yotta’s Trust Account (the “Trust Account”) at the effective time of the Business Combination or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Restructured Senior Note; (iii) provide that the remaining balance of the Restructured Senior Note must be repaid in equal monthly installments over a 12-month period beginning on the second month immediately following either the closing date of the Business Combination or the termination of the Merger Agreement, but in no case later than June 30, 2024; and (iv) provides that if the closing date of the Business Combination is after December 31, 2022, the outstanding balance of all indebtedness owed by NaturalShrimp to Streeterville will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the closing of the Business Combination or the termination of the Merger Agreement.

As of March 31, 2023, the Business Combination had not yet closed, and therefore the outstanding balance of the Restructured Senior Note increased 2% per month, in the amount of approximately $1,336,000 as of March 31, 2023.

We analyzed the Restructured Senior Note under ASC 470-50 as to if the changes in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the Restructured Senior Note is determined to be fundamentally different from the original Convertible Note. As such, with the removal of the Convertible Note and its debt discount and accrued interest as compared to the Restructured Senior Note with a fair value of approximately $18.9 million, there was a gain in extinguishment of approximately $2.5 million. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, we will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. We revalued the Restructured Senior Note as of March 31, 2023 at approximately $21.3 million, with a change in fair value of approximately $2.4 million recognized in the Company’s Statement of Operations.

Series E Preferred Stock and Warrant

On November 22, 2021, we sold to an accredited investor 1,500 shares of Series E Preferred at a price of $1,000 per share and a warrant to purchase up to 1,500,000 shares of NaturalShrimp common stock at an exercise price of $0.75 per share, subject to adjustment as set forth therein, for an aggregate purchase price of $1.5 million. We received approximately $1.4 million in net proceeds after deducting the commission of Joseph Gunnar & Co., LLC (the placement agent) and other estimated offering expenses payable by the Company. We issued warrants to purchase 334,116 shares of our common stock to the placement agent as placement agent fees.

Share Exchange Agreement and Redemption

On April 14, 2021 the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Company’s Series D Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Series D Preferred Stock into 3,739.63 shares of the Company’s Series E Convertible Preferred Stock, par value $0.0001 (the “Series E Preferred Stock”). The exchange was completed on April 15, 2021. In accordance with ASC 260-10-S99-2, exchanges of preferred stock that are considered to be extinguishments are to be accounted for as a redemption. Therefore, the difference between the fair value of the Series E Preferred Stock transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the exchange, which was $3,258,189, was accounted for in a manner similar to a dividend.

On June 16, 2022, one of the holders of the Series E Convertible Preferred Stock chose to exercise their right, pursuant to the Certificate of Designation relating to the Series E Convertible Preferred Stock, to receive the rights extended to the convertible noteholder of 90% multiplied by the average of the two lowest volume weighted average price per share of the Company’s common stock during the 10 trading days immediately preceding the date of conversion. As the exercise of the conversion price adjustment was similar to a down round, and the Company has not yet adopted ASU 2020-06, the accounting treatment of ASU 2017-11 was applied, whereby the adjustment was treated as a contingent beneficial conversion feature recognized as of the triggering date. As of June 16, 2022, this holder held 940 shares of the Series E Preferred Stock. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options,” and based on the market price of the common stock of the Company as compared to the conversion price, determined there was a $99,000 beneficial conversion feature to recognize, which was fully amortized as there is no remaining redemption date to their Series E Preferred Stock. The additional rights of the convertible note that were applied include the 10% increase in the outstanding balance if an uplist to a national exchange was not consummated by the Company by March 1, 2022, for an increase of 130 shares of Series E Preferred Stock with a stated value of $156,000, as well as an exit fee of 15% to be recognized upon conversions of the shares of Series E Preferred Stock into shares of common stock. As of March 31, 2023, 170 shares of Series E Preferred Stock were outstanding to this holder.

During the year ended March 31, 2023, 1,300 shares of Series E Preferred Stock were converted into 14,458,127 shares of common stock. During the year ended March 31, 2022, 2,400 shares of Series E Preferred Stock were converted into 8,228,572 shares of common stock. As of March 31, 2023 there were 1,670 shares of Series E Preferred Stock remaining outstanding.

On November 5, 2022, the Company entered a restructuring agreement with the holders of the Series E Preferred Stock whereby the Series E Preferred Stock and the warrants outstanding, including all holders of the warrants (in Note 13 in the consolidated financial statement footnotes) as of the closing date of the Business Combination will have their terms adjusted. The outstanding warrants will be (i) cancelled in exchange for a cash payment equal to the fair value of the warrants based on the Black Scholes model, with the exercise price to be adjusted to equal 80% of the average volume weighted average price of the Company’s common stock during the five trading day period immediately prior to the closing date of the Business Combination (the “Adjusted Exercise Price”) or (ii) as of the effective time of the Business Combination, canceled and treated as if exercised for that number of shares of the Company’s common stock calculated using the Black Scholes model fair value, the number of shares of common stock underlying the warrants on the closing date of the Business Combination and the Adjusted Exercise Price, with the shares of the Company’s common stock that would have been due to the holder as a result of such exercise of the warrant treated as if issued to the holder and then converted into the right to receive (A) the Closing Per Share Merger Consideration (as defined in the Merger Agreement) plus (B) the Additional Per Share Merger Consideration (as defined in the Merger Agreement), if any, at the time and subject to the contingencies set forth in the Merger Agreement. The shares of Series E Preferred Stock that are outstanding immediately prior to the effective time of the Business Combination will be canceled and treated as if converted into that number of shares of the Company’s common stock equal to (i) the stated value of $1,200 per share plus any unpaid dividends, multiplied by 1.25, divided by (ii) 80% of the average volume weighted average price of the Company’s common stock during the five trading day period immediately prior to the closing date of the Business Combination. The shares of the Company’s common stock that would have been due to the holder as a result of the conversion of such shares of Series E Convertible Preferred Stock will be treated as issued to holder and converted, as of the effective time of the Business Combination, into the right to receive (y) the Closing Per Share Merger Consideration plus (z) the Additional Per Share Merger Consideration, if any, at the time and subject to the contingencies set forth in the Merger Agreement.

Waiver

On April 14, 2021, NaturalShrimp entered into a securities purchase agreement with GHS to sell to GHS: (i) 9,090,909 shares of NaturalShrimp common stock at a price per share of $0.55; (ii) warrants to purchase up to 10,000,000 shares of NaturalShrimp common stock, at an exercise price of $0.75 per share; and (iii) 1,000,000 shares of NaturalShrimp common stock with a value (although no purchase price will be paid) of $0.65 per share, pursuant to which, until April 14, 2022, GHS had a right to participate in any subsequent financing that we conducted.

On November 22, 2021, NaturalShrimp and GHS entered into a waiver whereby GHS agreed to waive its right to participate in the above-described offering and to participate in a possible debt financing. GHS also agreed to waive its right, pursuant to the Certificate of Designation for the Series E Preferred Stock, to exchange its shares of Series E Preferred Stock for securities issued in the debt financing, if the Company enters into such financing.

In consideration for GHS entering into the waiver, we lowered the exercise price of the warrants we had previously issued to GHS to $0.35 per share and issued to GHS warrants to purchase 3,739,000 shares of NaturalShrimp Common Stock at an exercise price of $0.75 per share.

Notes Payable

On December 15, 2020, in connection with the asset acquisition from VeroBlue Farms, the Company entered into two notes payable with a third party. The first note, in the principal amount of $3.0 million, was payable in 36 months with interest thereon at an annual rate of 5%, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid as a balloon payment on the maturity date. The second note, in the principal amount of $2.0 million, was payable in 48 months with an annual interest rate of 5%, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid as a balloon payment on the maturity date. On December 23, 2021, the Company paid off the two notes, for a discount of $4.5 million, and recognized a gain on settlement of note, including accrued interest, of $815,943.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams, a former officer and director of the Company, dated August 15, 2019, for his portion of the related party notes and related accrued interest, and accrued compensation and allowances. The note bears interest at an annual rate of 1.0% and requires monthly payments of $8,000 until the balance is paid in full. The balance as of March 31, 2023 and 2022 was $119,604 and $215,604, respectively, with $96,000 classified in current liabilities.

Going Concern and Management Liquidity Plans

The consolidated financial statements have been prepared assuming that it will continue as a going concern. For the year ended March 31, 2023, the Company had a net loss available for common stockholders of approximately $17,497,000. As of March 31, 2023, the Company had an accumulated deficit of approximately $167,533,000 and a working capital deficit of approximately $9,339,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this report. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended March 31, 2023, the Company received net cash proceeds of approximately $3,076,000 from the sale of shares of its common stock and $1,715,000 proceeds from the issuance of promissory notes.

The Company is currently in the process of obtaining the requisite approvals to close the Business Combination. Upon the closing of the Business Combination, the Company is expecting to obtain funding for their operations through the cash held in the Trust Account, in addition to any back-stop financing that Yotta may need to pursue in the event that the Trust Account does not have sufficient funds available after redemptions. The Company can provide no assurance that the transactions with Yotta will be successful or that, even if the Business Combination is successful, that there will be sufficient funds available from such transaction. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its future planned facilities and, concomitantly, increase its shrimp production.

The Company’s consolidated financial statements included in this report do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to the rights, preferences, and privileges of the NaturalShrimp Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. Not including funds needed for capital expenditures or to pay down existing debt and trade payables, however, we anticipate that we will need to raise an additional $2.5 million to cover all of our capital and operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the NaturalShrimp Common Stock. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 803,124,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35 and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 3,192,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 192,750,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended March 31, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 674,832,000 underlying common shares, 2,840 of Series E Redeemable Convertible Preferred shares whose approximately 9,737,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 162,080,000 underlying common shares, and approximately $18,768,000 in a convertible debenture whose approximately 98,779,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, and, as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors.

To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer by receipt of purchase orders and confirmations sent by the Company, which includes a required line of credit approval process, (2) identify the performance obligations in the contract, which includes shipment of goods to the customer FOB shipping point or destination, (3) determine the transaction price which initiates with the purchase order received from the customer and confirmation sent by the Company and will include discounts and allowances by customer if any, (4) allocate the transaction price to the performance obligations in the contract which is the shipment of the goods to the customer and transaction price determined in step 3 above and (5) recognize revenue when (or as) the Company satisfies a performance obligation, which is when the Company transfers control of the goods to the customers by shipment or delivery of the products.

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU: (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted EPS for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of March 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2023 was not effective. Management realized that there were deficiencies in the design or operation of our internal control over financial reporting that adversely affected it and that management considers to be material weaknesses. Such material weaknesses in our internal control over financial reporting have not been remedied.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small number of staff:

●	Inadequate segregation of duties consistent with control objectives;
●	Lack of independent board of directors (as of the balance sheet date) and absence of an audit committee to exercise oversight responsibility related to financial reporting and internal control;
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●	Lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	Establish an independent board of directors and an audit committee (which the company intends to implement at the time of the completion of the Business Combination) to provide oversight for remediation efforts and ongoing guidance regarding accounting, financial reporting, overall risks and the internal control environment;
●	Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties; and
●	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Since
Gerald Easterling	75	Chief Executive Officer, President and Director	2015
William Delgado	64	Treasurer, Chief Financial Officer and Director	2014
Tom Untermeyer	64	Chief Operating Officer, Chief Technology Officer and Director	2019
William Steven Walker	72	General Counsel and Secretary	2022

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

Biographies of Executive Officers and Directors

Set forth below are brief accounts of the business experience during at least the past five years of each director and executive officer of the Company.

Gerald Easterling – Chief Executive Officer, President and Director

Mr. Easterling has served as President and a director of the Company since January 2015 and as its Chief Executive Officer since August 2019. He also co-founded and has served as President and a director of NSH since its inception in 2001. Mr. Easterling has over 40 years’ experience in the food business and related industries. From 1995 to 2001, Mr. Easterling was Chief Executive Officer and Chairman of the Board of Excel Vending Companies, headquartered in Austin, Texas, which utilized the Café Quick patented customer automated fast food vending equipment. He was co-founder and served as President and a Director of Cafe Quick Enterprises, Inc., a Dallas-headquartered company that designed, developed, and patented both packaging and the Café Quick automated fast food vending equipment. Café Quick licensed the patented technology manufacturing rights both domestically and internationally, from 1988 to 2008. Mr. Easterling has also served as a member of the board of directors of NSC and NS Global since 2001.

Our Board of Directors believes that Mr. Easterling is qualified to serve as a director because of his business experience, including his experience as a director of companies in industries similar to those as the Company, as described above.

William J. Delgado – Treasurer, Chief Financial Officer and Director

Mr. Delgado has served as Chief Financial Officer and Treasurer of the Company since July 2015 and as a Director since May 2014. He also served as President of the Company from May 2014 through January 2015. Mr. Delgado has served as a Director of Global Digital Solutions, Inc. (“GDSI”), a publicly traded company that provides cyber arms technology and complementary security and technology solutions, since 2005 and as its Chief Executive Officer and Chairman of the Board since May 2016. He also previously served as GDSI’s President and Chief Executive Officer and Chief Financial Officer from August 2004 to August 2013 and as its Executive Vice President in charge of business development from August 2013 to May 2016. He has also served as the President, Chief Executive Officer, and Chief Financial Officer of Eco-Growth Strategies, Inc., a nutraceutical company developing a range of CBD-based products, since May 2007.

Mr. Delgado began his career with Pacific Telephone in the Outside Plant Construction. He later transferred to their network engineering group and concluded his career at Pacific Bell as the Chief Budget Analyst for the Northern California region. Prior to that, in 1991 Mr. Delgado founded and served as President of All Star Telecom, specializing in Open Settlement Protocol construction and engineering and systems cabling. All Star Telecom was sold to International FiberCom, which provided a wide variety of services and equipment to the telecommunications, cable television and other related industries, in 1999 and Mr. Delgado served as Executive Vice President of International FiberCom until 2002. Thereafter, Mr. Delgado served as President and Chief Executive Officer of Pacific Comtel in San Diego, California, a provider of structured cabling design, installation, and maintenance for companies, governments, and educational institutions, that was acquired by GDSI in 2004. Mr. Delgado holds a BS with honors in Applied Economics from the University of San Francisco and Graduate studies in Telecommunications Management at Southern Methodist University.

Our Board of Directors believes that Mr. Delgado is qualified to serve on our board because of his business experience, including his experience in management and as a director of public companies including GDSI and International FiberCom, as described above.

Thomas Untermeyer – Chief Operating Officer, Chief Technology Officer and Director

Mr. Untermeyer co-founded NSH and invented the initial technology behind its computer-controlled shrimp-raising system acquired by the Company in 2015 and that forms the core of its business. He has served as a director of the Company since September 2020, as its Chief Operating Officer since September 2019, its Chief Technology Officer since January 2015, and as its Secretary from September 2020 through February 2021. Prior to the Company’s acquisition of NSH in 2015 he had been an engineering consultant to NSH since 2001. From 1981 to 2017 Mr. Untermeyer served as a Senior Program Manager with Southwest Research Institute, an independent and nonprofit applied research and development organization in San Antonio, Texas. His business experience includes systems engineering, program development, and technical management. Mr. Untermeyer has spent his entire career in the process of defining, designing, and developing electronic products and systems for both commercial and government clients. This has included small design programs to large multi-million dollar programs involving large multidisciplinary teams composed of software, electrical, and mechanical engineers. Mr. Untermeyer holds a Bachelor of Science in Electrical Engineering from St. Mary’s University.

Our Board of Directors believes that Mr. Untermeyer is qualified to serve on the board because of his technical expertise and historical knowledge of our business.

William Steven Walker – General Counsel and Secretary

Mr. Walker was licensed in the State of Texas in November 1976 and has been engaged in the private practice of law since March 1983. Since 1983, Mr. Walker has been a solo practitioner specializing in corporate law, oil and gas transactions and litigation. Mr. Walker has served as the Company’s General Counsel since July 2022 and Secretary since February 2021. He served as the original General Counsel of NSH from 2001 to 2015 and on its board of directors from 2001 to 2015. Mr. Walker brings a wide range of experience to the Company and also has historical knowledge of the Company’s history. Mr. Walker is a graduate of the University of Texas and received his law degree from Saint Mary University School of Law.

Family Relationships

There are no other family relationships between or among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Meetings of the Board; Committees

Our Board of Directors held one formal meeting in the fiscal year ended March 31, 2023. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, as we have not yet created an audit committee of the Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). To our knowledge, based solely on a review of reports furnished to it, our officers, directors and ten percent holders have made all the required filings.

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

Director Nominations

As of March 31, 2023, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Gerald Easterling currently serves as our Principal Executive Officer and President and CEO. We have determined that our leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in our risk oversight function.

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

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2023 and 2022 by our current principal executive officer and each of the other two highest paid executives whose total compensation exceeded $100,000 during those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(4)	All Other Compen- sation	Total
Gerald Easterling,	2023	$180,000	$-	$-	$14,385	$194,385
Chairman of the Board, President and CEO (1)	2022	$206,836	$300,000	$14,537,333	$14,385	$15,058,554

William Delgado,	2023	$160,000	$-	$-	$-	$160,000
CFO (2)	2022	$146,667	$300,000	$14,537,333	$-	$14,984,000

Tom Untermeyer,	2023	$160,000	$-	$-	$8,910	$168,910
COO, CTO (3)	2022	$250,667	$300,000	$14,537,333	$14,385	$15,102,385

(1)	Mr. Easterling is entitled to receive medical insurance reimbursement, of which $5,590 and $17,834 was paid during the fiscal years ended March 31, 2023 and 2022, respectively, and $2,795 was accrued at March 31, 2023. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which $4,000 was paid during the fiscal year ended March 31, 2023 and $2,000 was accrued for March 31, 2023. As of March 31, 2023, Mr. Easterling was owed $52,500 for accrued and unpaid wages. On March 1, 2022, Mr. Easterling was issued 250,000 shares of Series F Preferred Stock with a fair value of $14,537,333.

(2)	As of March 31, 2023, Mr. Delgado was owed $46,667 for accrued and unpaid wages. On March 1, 2022, Mr. Delgado was issued 250,000 shares of Series F Preferred Stock with a fair value of $14,537,333.

(3)	As of March 31, 2023 and 2022, Mr. Untermeyer was owed $46,667 and $64,000, respectively, for accrued and unpaid salary. Mr. Untermeyer is entitled to receive medical insurance reimbursement, of which $2,106 was paid during the fiscal year ending March 31, 2023 and $804 was accrued and unpaid. Mr. Untermeyer is also entitled to an automobile allowance of $500 per month, of which $4,000 was paid during the fiscal year ended March 31, 2023 and $2,000 was accrued and unpaid. On March 1, 2022, Mr. Untermeyer was issued 250,000 shares of Series F Preferred Stock with a fair value of $14,537,333.

(4)	Please see Note 12 to NaturalShrimp’s audited financial statements for the fiscal year ended March 31, 2022, and for the period then ended, for a discussion of the assumptions made in the valuation of the stock awards.

Employment Agreements

Gerald Easterling

As of April 1, 2015, the Company entered into an employment agreement with Gerald Easterling as the Company’s President, as amended pursuant to an amendment thereto dated as of May 21, 2021. The agreement as amended provides for an annual base salary of $180,000 and that Mr. Easterling may also receive one or more bonuses at such times and in such amounts as determined in the sole discretion of the Company’s Board of Directors. Mr. Easterling is also entitled to certain benefits including health insurance, reimbursement of cell phone costs, and a monthly $500 car allowance.

Mr. Easterling’s employment agreement terminates automatically upon his death. In addition, the Company may terminate the agreement because of Mr. Easterling’s Total Disability or for certain events constituting Cause, in each case as defined in the agreement, or without Cause. Mr. Easterling may terminate his employment agreement for certain events constituting Good Reason, as defined in the agreement, or without Good Reason.

The agreement provides that in the event that Mr. Easterling is terminated without Cause or resigns for Good Reason, he will receive, as severance, his base salary for a period of 60 months following the date of termination. In the event of a Change of Control (as defined in the agreement) of the Company, Mr. Easterling may elect to terminate the agreement within 30 days thereafter and upon such termination would be entitled to receive a lump sum payment equal to 500% of his annual base salary. The Business Combination would qualify as a Change of Control.

The agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the agreement, as well as confidentiality provisions.

Tom Untermeyer

As of November 1, 2017, the Company entered into an employment agreement with Tom Untermeyer as its Chief Technology Officer, as amended pursuant to an amendment thereto dated as of May 21, 2021. The agreement as amended provides for an annual base salary of $160,000 and that Mr. Untermeyer may also receive one or more bonuses at such times and in such amounts as determined in the sole discretion of the Company’s Board of Directors.

Mr. Untermeyer’s employment agreement terminates automatically upon his death. In addition, NaturalShrimp may terminate the agreement because of Mr. Untermeyer’s Total Disability or for certain events constituting Cause, in each case as defined in the agreement, or without Cause. Mr. Untermeyer may terminate his employment agreement for certain events constituting Good Reason, as defined in the agreement, or without Good Reason.

The agreement provides that in the event that Mr. Untermeyer is terminated without Cause he will receive, as severance, his base salary for a period of six months following the date of termination. The agreement also provides, however, that in the event of a Change of Control (as defined in the agreement) of the Company, Mr. Untermeyer may elect to terminate the agreement within 30 days thereafter and upon such termination would be entitled to receive a lump sum payment equal to 50% of his annual base salary. The Business Combination would qualify as a Change of Control.

The agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of two years following termination of the agreement, as well as confidentiality provisions.

William Delgado

As of May 1, 2021, the Company entered into an employment agreement with William Delgado as its Chief Financial Officer. The agreement provides for an annual base salary of $160,000 and that Mr. Delgado may also receive one or more bonuses at such times and in such amounts as determined in the sole discretion of our Board of Directors. Mr. Delgado is also entitled to certain benefits including health insurance, reimbursement of cell phone costs, and a monthly $500 car allowance.

Mr. Delgado’s employment agreement terminates automatically upon his death. In addition, the Company may terminate the agreement because of Mr. Delgado’s Total Disability or for certain events constituting Cause, in each case as defined in the agreement, or without Cause. Mr. Delgado may terminate his employment agreement for certain events constituting Good Reason, as defined in the agreement, or without Good Reason.

The agreement provides that in the event that Mr. Delgado is terminated without Cause or resigns for Good Reason he will receive, as severance, his base salary for a period of 60 months following the date of termination. In the event of a Change of Control (as defined in the agreement) of the Company, Mr. Delgado may elect to terminate the agreement within 30 days thereafter and upon such termination would be entitled to receive a lump sum payment equal to 50% of his annual base salary. The Business Combination would qualify as a Change of Control.

The agreement contains certain restrictive covenants relating to non-competition, non-solicitation of customers and non-solicitation of employees for a period of one year following termination of the agreement, as well as confidentiality provisions.

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

Compensation of Directors

We do not compensate our directors for their service on the Board of Directors. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None of NaturalShrimp’s executive officers held any unexercised options to purchase stock of NaturalShrimp, unvested shares of NaturalShrimp common or preferred stock, or outstanding equity incentive plan awards at March 31, 2023.

Compensation Committee

The Company does not have a separate Compensation Committee. Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding our shares of common stock and our voting shares beneficially owned as of June 21, 2023 and is based on (i) 867,995,962 shares of common stock issued and outstanding, (ii) 5,000,000 shares of Series A Preferred Stock issued and outstanding all owned by Gerald Easterling (which equals 300 million votes and is convertible into the number of shares of common stock equal to the difference between our authorized and issued shares of common stock (32,004,038 shares), and (iii) 750,000 shares of Series F Preferred Stock issued and outstanding (which equals 750 million votes and is not currently convertible into shares of common stock) for (A) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock and voting shares, (B) each named executive officer and director, and (C) all executive officers and directors as a group. A person is considered to beneficially own any shares (1) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (2) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 21, 2023. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 21, 2023 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each of the shareholders listed below is: 5501 LBJ Freeway, Suite 450, Dallas, Texas 75240.

Beneficial Owner	Common Stock Shares Beneficially Owned		% of Common Stock Shares Beneficially Owned		Voting Shares Beneficially Owned		% of Voting Shares Beneficially Owned (7)
Gerald Easterling	35,460,945	(1)	4.96	%(3)	553,456,907	(4)	28.78%
William Delgado	5,715,719	(2)	*		255,715,719	(5)	13.30%
Tom Untermeyer	5,140,666	(2)	*		255,140,666	(6)	13.27%
Directors and Executive Officers as a Group (three persons)
Total	46,317,330		5.15%		1,064,313,292		55.34%

* Less than 1%

(1)	Consists of (a) 3,456,907 shares of common stock and (b) 32,004,038 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(2)	Consists solely of shares of common stock owned. Of the 5,715,719 shares owned, all but 500,000 are held by Dragon Acquisitions LLC, of which Mr. Delgado is the managing member.

(3)	Solely with regard to Mr. Easterling, the percentage is based on the 867,995,962 shares of common stock outstanding plus the 32,004,038 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(4)	Consists of (a) 3,456,907 shares of common stock, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock held by Mr. Easterling is entitled (60 votes per share), and (c) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Easterling is entitled (1,000 votes per share).

(5)	Consists of (a) 5,715,719 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Delgado is entitled (1,000 votes per share).

(6)	Consists of (a) 5,140,666 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Untermeyer is entitled (1,000 votes per share).

(7)	Each percentage in this column is based on (a) 867,995,962 shares of common stock outstanding, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock outstanding is entitled (60 votes per share), (c) 5,143,000 votes to which the 1,500 shares of Series E Preferred Stock outstanding is entitled, and (c) 750 million votes to which the 750,000 shares of Series F Preferred Stock outstanding is entitled (1,000 votes per share).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of March 31, 2023, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Accrued Payroll – Related Parties

The accrued expenses, related party, on the accompanying consolidated balance sheets represents accrued payroll and payroll taxes, and the bonus discussed below. Included in other accrued expenses on the accompanying consolidated balance sheet as of March 31, 2022, is approximately $119,000 owing to our Chief Technology Officer (“CTO”) (which includes $50,000 from consulting services prior to his employment), including both accrued payroll and accrued allowances and expenses. During the year ended March 31, 2023, the CTO forgave the prior amounts owed to him, with a gain on settlement of accrued expenses recognized in the Company’s consolidated statement of operations for the year ended March 31, 2023.

NaturalShrimp Holdings, Inc.

As discussed under “Item 1. Business,” on January 30, 2015, the Company acquired substantially all of the assets of NSH, which consisted primarily of all of the issued and outstanding shares of capital stock of its subsidiaries NSC and NS Global and certain real property located outside of San Antonio, Texas, in exchange for its issuance of 75,520,240 shares of NaturalShrimp Common Stock to NSC. As a result of the transaction, NSH acquired 88.62% of the issued and outstanding shares of the Company’s common stock, NSC and NS Global became wholly-owned subsidiaries of the Company, and the Company changed its principal business to a global shrimp farming company. It changed its name to “NaturalShrimp Incorporated” in 2015.

There were no material relationships between the Company and NSH or between the Company’s or NSH’s respective affiliates, directors, or officers or associates thereof, other than in respect of the asset acquisition and the related asset purchase agreement.

On January 1, 2016 the Company entered into a notes payable agreement with NSH. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. The Company paid off $655,750 of the note payable during the year ended March 31, 2022, and paid off the remainder of the note during the quarter ended June 30, 2022.

A shareholder of NSH, Gary Shover, filed suit against the Company on August 11, 2020, in the Northern District of Texas, Dallas Division, alleging breach of contract for NaturalShrimp’s failure to exchange NaturalShrimp Common Stock for shares that Mr. Shover then owned in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division, at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly-situated NSH shareholders to exchange each share of NSH held by a NSH shareholder for a share of the Company’s common stock. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company recognized a fair value of $29,400,000, based on the market value of the Company’s common stock of $0.316 on the date the case was closed, for approximately 93 million shares issued in the settlement.

Promissory Note

On August 10, 2022, the Company issued a loan agreement for $300,000 with related parties, which is to be considered priority debt of the Company. As of the date of this report, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due in one year from the issuance date of the notes. For the year ended March 31, 2023, the interest expense was $22,270.

Director Independence

Our board of directors consists of Gerald Easterling, William Delgado and Tom Untermeyer. Our common stock is quoted on the OTCQB tier of the OTC Markets Group quotation system, which does not have any director independence requirements. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by NYSE, Nasdaq, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues. Based on these standards, we have determined that Messrs. Easterling, Untermeyer and Delgado are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective April 11, 2015, our Board of Directors engaged Turner, Stone & Company (“TSC”) as its independent registered public accounting firm to audit our annual financial statements. The following tables set forth the fees billed to us for professional services rendered by TSC for the years ended March 31, 2023 and 2022:

Services	2023	2022
Audit fees	$85,700	$46,500
Audit related fees	18,888	-
Tax fees	28,250	-
All other fees	-	-
Total fees	$132,838	$46,500

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Audit Related Fees

The audit related fees were paid for the services of issuing consents for our registration statements.

Tax Fees

The taxes fees were paid for tax services provided during the year ended March 31, 2023. There were no tax fees paid to TSC in the year ended March 31, 2022.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

2.1#	Merger Agreement dated as of October 24, 2022, by and among Yotta Acquisition Corporation, Yotta Merger Sub, Inc. and NaturalShrimp Incorporated	8-K	2.1	10/27/2022
3.1	Articles of Incorporation of NaturalShrimp Incorporated, as amended	10-K	3.1	6/29/2022
3.2	Bylaws of NaturalShrimp Incorporated	S-1	3.2	6/11/2009
3.3	Certificate of Designation of Series A Preferred Stock	8-K	3.1	8/22/2018
3.4	Certificate of Designation of Series B Preferred Stock	10-Q	3.1	11/14/2019
3.5	Certificate of Designation of Series D Preferred Stock	8-K	3.1	12/22/2020
3.6	Certificate of Designation of Series E Preferred Stock	8-K	3.1	4/15/2021
3.7	Certificate of Designation of Series F Preferred Stock	8-K	3.1	3/1/2022
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
4.2	Description of Securities	10-K	4.2	6/29/2022
4.3	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC	10-K	10.21	6/29/2017
4.4*	Restructuring Agreement dated as of November 4, 2022, by and between Streeterville Capital, LLC, and NaturalShrimp Incorporated
4.5*	Amended and Restated Secured Promissory Note, effective date August 17, 2022
4.6*	Restructuring Agreement dated as of November 5, 2022, by and between GHS Investments, LLC, and NaturalShrimp Incorporated
4.7	Form of Warrant dated April 14, 2021, issued to Investor	8-K	4.1	4/15/2021
4.5	Form of Pre-Funded Common Stock Purchase Warrant, dated June 28, 2021	8-K	4.1	7/2/2021
4.9	Form of Warrant, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	4.1	11/24/2021
4.10*	Amended and Restated Secured Promissory Note, effective date December 15, 2021
4.11*	Restructuring Agreement dated as of November 7, 2022, by and between Joseph A. Alagna Jr. and NaturalShrimp Incorporated (warrant to purchase 66,857 shares of common stock)
4.12*	Restructuring Agreement dated as of November 7, 2022, by and between Joseph A. Alagna Jr. and NaturalShrimp Incorporated (warrant to purchase 600,000 shares of common stock)
4.13*	Restructuring Agreement dated as of November 7, 2022, by and between Stephan A. Stein and NaturalShrimp Incorporated (warrant to purchase 40,114 shares of common stock)
4.14*	Restructuring Agreement dated as of November 7, 2022, by and between Stephan A. Stein and NaturalShrimp Incorporated (warrant to purchase 360,000 shares of common stock)
4.15*	Restructuring Agreement dated as of November 7, 2022, by and between Anthony Sica and NaturalShrimp Incorporated (warrant to purchase 240,000 shares of common stock)
4.16*	Restructuring Agreement dated as of November 7, 2022, by and between Anthony Sica and NaturalShrimp Incorporated (warrant to purchase 26,743 shares of common stock)
4.17*	Restructuring Agreement dated as of November 7, 2022, by and between Brandon Ross and NaturalShrimp Incorporated (warrant to purchase 167,143 shares of common stock)
4.18*	Restructuring Agreement dated as of November 7, 2022, by and between Brandon Ross and NaturalShrimp Incorporated (warrant to purchase 1,600,000 shares of common stock)
4.19*	Restructuring Agreement dated as of November 7, 2022, by and between Michael Hodges and NaturalShrimp Incorporated (warrant to purchase 33,429 shares of common stock)
4.20*	Restructuring Agreement dated as of November 7, 2022, by and between Michael Hodges and NaturalShrimp Incorporated (warrant to purchase 200,000 shares of common stock)
10.1+	Employment Agreement dated as of April 1, 2015 with Gerald Easterling	8-K	10.3	5/7/2015
10.1.1*+	Amendment to Employment Agreement with Gerald Easterling dated as of May 21, 2021
10.2	Form of Securities Purchase Agreement, dated as of April 14, 2021, by and between the Company and the Purchaser	8-K	10.1	4/15/2021
10.3	Form of Exchange Agreement, dated as of April 14, 2021 by and between the Company and a holder of the Series D Preferred Stock	8-K	10.2	4/15/2021
10.4	Securities Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021	8-K	10.1	6/1/2021
10.5#	Patents Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021	8-K	10.2	6/1/2021
10.6	Form of Leak-Out Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.3	6/1/2021
10.7	Form of Securities Purchase Agreement, dated June 28, 2021, by and between the Company and the Purchaser	8-K	10.2	7/2/2021
10.8	Form of Securities Purchase Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.1	11/24/2021
10.9	Form of Registration Rights Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.2	11/24/2021
10.10	Form of Waiver	8-K	10.3	11/24/2021
10.11	Securities Purchase Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.1	12/21/2021
10.12	Security Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.2	12/21/2021

10.13#	Purchase Agreement, dated as of November 4, 2022, by and between the Company and GHS Investments LLC	10-Q	10.1	2/16/2023
10.14	Securities Purchase Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.1	8/24/2022
10.15	Escrow Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated, Streeterville Capital LLC, and Hansen Black Anderson Ashcraft PLLC	8-K	10.2	8/24/2022
10.16	Security Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.3	8/24/2022
10.17#	Purchase Agreement, dated as of November 4, 2022, by and between the Company and GHS Investments LLC	8-K	10.1	11/8/2022
10.18*+	Employment Agreement dated as of November 1, 2017 with Tom Untermeyer
10.19*+	Amendment to Employment Agreement with Tom Untermeyer dated as of May 21, 2021
10.20*+	Employment Agreement dated as of May 1, 2021 with William Delgado
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Turner, Stone & Company
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

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

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)

Date:	June 26, 2023

By:	/s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	June 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gerald Easterling	Chief Executive Officer and Chairman of the Board	Date: June 26, 2023
Gerald Easterling	of Directors (Principal Executive Officer)

/s/ William Delgado	Chief Financial Officer, Treasurer and Director	Date: June 26, 2023
William Delgado	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tom Untermeyer	Chief Operating Officer, Chief Technology Officer and Director	Date: June 26, 2023
Tom Untermeyer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2023 and 2022

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NaturalShrimp Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated as of March 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of NaturalShrimp Incorporated as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to NaturalShrimp Incorporated in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. NaturalShrimp Incorporated is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as NaturalShrimp Incorporated’s auditor since 2015.

Dallas, Texas

June 26, 2023

Turner, Stone & Company, L.L.P.
Accountants and Consultants
12700 Park Central Drive, Suite 1400
Dallas, Texas 75251
Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665
Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022
ASSETS

Current assets
Cash	$216,465	$1,734,040
Accounts receivable	17,325	14,385
Escrow account	-	1,500,000
Inventory	25,725	69,170
Prepaid expenses	286,593	1,511,546
Deferred offering costs	1,336,263	-

Total current assets	1,882,371	4,829,141

Fixed assets, net	15,043,715	14,798,103

Other assets
Construction-in-process	25,130	1,087,101
Patents, net	6,268,500	6,658,500
License Agreement, net	9,142,376	10,222,376
Right of Use asset	204,243	282,753
Deposits	20,633	20,633

Total other assets	15,660,882	18,271,363

Total assets	$32,586,968	$37,898,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,510,206	$2,802,787
Accrued interest	923,387	500,450
Accrued interest - related parties	219,542	203,520
Other accrued expenses	1,314,961	207,418
Accrued expenses - related parties	400,306	200,000
Short-term Promissory Note and Lines of credit	19,817	20,044
Notes payable	671,100	96,000
Restructured August note payable	2,400,000	-
Notes payable - related parties	740,412	495,412
Dividends payable	579,248	296,630
Derivative liability	-	13,101,000
Warrant liability	355,000	3,923,000
Lease Liability, current	87,804	-

Total current liabilities	11,221,783	21,846,261

Convertible debenture, less unamortized debt discount of $9,680,000 as of March 31, 2022	-	2,629,079
Restructured Senior note payable	21,290,000	-
Note payable, less current maturities	23,604	119,604
Lease Liability, non-current	125,189	286,253

Total liabilities	32,660,576	24,881,197

Commitments and contingencies (Note 17)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 1,670 and 2,840 shares issued and outstanding at March 31, 2023 and March 31, 2022, respectively	2,003,557	2,539,176

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at March 31, 2023 and March 31, 2022, respectively	43,612,000	43,612,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2023 and March 31, 2022	500	500

Common stock, $0.0001 par value, 900,000,000 shares authorized, 803,123,748 shares issued and outstanding at March 31, 2023 and 674,831,624 shares issued and 674,644,124 shares outstanding at March 31, 2022, respectively	80,377	67,500

Additional paid in capital	121,156,733	96,701,607
Stock to be issued	662,767	20,132,650
Subscription receivable	(56,250)	-
Accumulated deficit	(167,533,292)	(150,036,023)
Total stockholders’ deficit	(45,689,165)	(33,133,766)

Total liabilities, mezzanine and stockholders’ deficit	$32,586,968	$37,898,607

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31, 2023	March 31, 2022

Sales	$238,685	$33,765
Cost of sales	200,853	-
Net revenue	37,832	33,765

Operating expenses:
General and administrative	2,415,749	2,666,651
Rent	89,524	72,417
Salaries and Wages	2,060,237	2,292,849
Stock Compensation	-	43,704,900
Professional services	1,358,185	2,044,001

General and administrative	5,923,695	50,780,818
Research and development	190,855	407,874
Facility operations	1,936,296	1,097,745
Depreciation	1,795,427	1,307,038
Amortization	1,470,000	881,500

Total operating expenses	11,316,273	54,474,975

Net loss from operations	(11,278,441)	(54,441,210)

Other income (expense):
Interest expense	(2,273,353)	(726,243)
Interest expense - related parties	(16,022)	-
Amortization of debt discount	(5,019,883)	(2,616,364)
Financing costs	-	(1,904,074)
Change in fair value of derivative liability	811,000	(116,000)
Change in fair value of warrant liability	3,568,000	1,987,000
Change in fair value of restructured notes	(2,842,132)	-
Forgiveness of PPP loan	-	103,200
Gain on Vero Blue note settlement	-	815,943
Gain on extinguishment of debt	2,383,088	-
Extension fee	(575,100)	-
Gain on settlement of accrued expenses	124,202	-
Legal Settlement	-	(29,400,000)
Loss due to fire	(869,379)	-

Total other expense, net	(4,709,579)	(31,856,538)

Loss before income taxes	(15,988,020)	(86,297,748)

Provision for income taxes	-	-

Net loss	(15,988,020)	(86,297,748)
Amortization of beneficial conversion feature on Preferred shares	(212,048)	(3,349,198)
Accretion on Preferred shares	(755,333)	(337,834)
Redemption and exchange of Series D Preferred shares	-	(5,792,947)
Dividends	(541,868)	(575,029)

Net loss available for common stockholders	$(17,497,269)	$(96,352,756)

LOSS PER SHARE (Basic and Diluted)	$(0.02)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	748,525,497	619,123,768

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid in	Stock	Subscription	Accumulated	Non-controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	To be issued	receivable	deficit	interest	deficit

Balance March 31, 2021	5,000,000	$500	607	$-	560,745,180	$56,075	$56,649,491	$136,000	$-	$(53,683,268)	$(87,830)	$3,070,969

Issuance of common stock upon conversion	-	-	-	-	1,329,246	133	421,353	-	-	-		421,486
Conversion of Series B PS to common stock	-	-	(839)	-	10,068,000	1,007	(1,007)	-	-	-		-
Conversion of Series D PS to common stock	-	-	-	-	428,572	43	(43)	-	-	-		-
Exchange of Series D PS to Series E PS	-	-	-	-	-	-	-	-	-	(3,258,189)		(3,258,189)
Sale of common shares and warrants for cash, less offering costs and commitment shares	-	-	-	-	35,772,729	3,577	17,273,546	-	-	-		17,277,123
Exercise of warrants related to the sale of common shares	-	-	-	-	1,100,000	110	10,890	-	-	-		11,000
Beneficial conversion feature related to the Series E Preferred Shares	-	-	-	-	-	-	3,439,219	-	-	-		3,439,219
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(3,349,198)		(3,349,198)
Redemption of Series D Preferred shares	-	-	-	-	-	-	-	-	-	(2,534,758)		(2,534,758)
Common shares to be issued for the acquisition of the non-controlling interest subsidiary’s remaining equity	-	-	-	-	-	-	(3,087,830)	2,000,000	-	-	87,830	(1,000,000)
Common shares to be issued for Patent acquisition	-	-	-	-	-	-	-	5,000,000	-	-		5,000,000
Common stock vested to consultants	-	-	-	-	412,500	47	221,424	-	-	-		221,472
Common stock issued to consultants	-	-	-	-	476,946	48	158,285	-	-	-		158,333
Common stock issued to employees	-	-	-	-	275,000	18	82,954	24,600	-	-		107,572
Common shares to be issued for Technical Rights Agreement	-	-	-	-	-	-	-	4,762,376	-	-		4,762,376
Revision of dividends payable on Series B Preferred Shares (See Note 2)	-	-	-	-	-	-	-	-	-	(182,639)		(182,639)
Conversion of Series E PS to common stock	-	-	-	-	8,228,572	822	2,879,179	-	-			2,880,001
Dividends payable on Preferred Shares	-	-	-	-	-	-		-	-	(392,390)		(392,390)
Series B PS Dividends in kind issued	-	-	232	-	-	-	278,400	-	-			278,400
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(337,834)		(337,834)
Common shares issued for Technical Rights Agreement	-	-	-	-	12,871,287	1,287	4,761,089	(4,762,376)	-	-		-
Common shares issued for acquisition of non-controlling interest and Patent acquisition	-	-	-	-	13,861,386	1,386	6,998,614	(7,000,000)	-	-		-
Reclassification of warrants to liability	-	-	-	-	-	-	(2,935,000)	-	-	-		(2,935,000)
Common stock to be issued for legal settlement to NSH shareholders	-	-	-	-	-	-	-	29,388,000	-	-		29,388,000
Common stock issued for legal settlement to NSH shareholders	-	-	-	-	28,494,706	2,889	9,413,060	(9,415,950)	-	-		-
Common stock issued for financing expense	-	-	-	-	580,000	58	137,982	-	-	-		138,040
									-
Net loss										(86,297,748)		(86,297,748)

Balance March 31, 2022	5,000,000	$500	-	$-	674,644,124	$67,500	$96,701,607	$20,132,650	$-	$(150,036,023)	$-	$(33,133,765)

Common stock issued for legal settlement to NSH shareholders	-	-	-	-	61,558,203	6,152	19,439,132	(19,445,284)	-	-		-
Issuance of common shares under financing agreement	-	-	-	-	52,018,294	5,201	3,070,544	-	-	-		3,075,745
Conversion of Series E Preferred Shares to common stock	-	-	-	-	14,458,127	1,446	1,666,554	-	-	(108,000)		1,560,000
Increase of 10% in Series E Preferred Shares to one holder based on certain rights	-	-	-	-	-	-	-	-	-	(156,000)		(156,000)
Contingent beneficial conversion feature related to the Series E Preferred Shares, fully amortized	-	-	-	-	-	-	99,000	-	-	(99,000)		-
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(113,048)		(113,048)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	-	-	(755,333)		(755,333)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	-	-	(277,868)		(277,868)
Common stock issued in business agreement, to be paid from revenue earned	-	-	-	-	250,000	25	56,225	-	(56,250)	-		-
Common stock issued in business agreement	-	-	-	-	250,000	25	25,975	-	-	-		26,000
Common stock issued from shares payable	-	-	-	-	100,000	10	24,590	(24,600)	-	-		-
Common stock vested to consultants	-	-	-	-	125,000	18	73,106	-	-	-		73,124

Net loss										(15,988,020)		(15,988,020)

Balance March 31, 2023	5,000,000	$500	-	$-	803,403,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)		$(45,689,165)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,988,020)	$(86,297,748)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,795,427	1,307,038
Amortization expense	1,470,000	881,500
Amortization of debt discount	5,019,883	2,616,364
Change in fair value of derivative liability	(811,000)	116,000
Change in fair value of warrant liability	(3,568,000)	(1,987,000)
Change in fair value of promissory notes	2,842,132	-
Financing costs	575,100	1,890,072
Gain on extinguishment of debt	(2,383,088)	-
Loss due to fire	869,379	-
Forgiveness of PPP loan	-	(103,200)
Gain on Vero Blue note settlement	-	(815,943)
Legal settlement	-	29,388,000
Shares issued for services	99,124	44,099,376
Amortization of operating lease right-of-use assets	78,510	-

Changes in operating assets and liabilities:
Accounts receivable	(2,940)	(14,385)
Inventory	43,445	(69,170)
Prepaid expenses and other current assets (revised for March 31, 2022)	1,224,953	(856,207)
Deferred offering costs	(1,336,263)	-
Accounts payable (revised for March 31, 2022)	712,169	342,948
Other accrued expenses	1,107,543	(79,007)
Accrued expenses - related parties	200,306	200,000
Accrued interest	2,249,932	440,118
Accrued interest - related parties	16,022	16,000
Operating lease liabilities	(73,260)	-

Cash used in operating activities	(5,858,646)	(8,925,244)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(2,548,447)	(1,452,652)
Cash received for fire damage to fixed assets	700,000	-
Cash paid for patent acquisition with F & T	-	(2,000,000)
Cash paid for acquisition of shares of NCI	-	(1,000,000)
Cash paid for License Agreement at issuance (revised for March 31, 2022)	-	(2,350,000)
Cash paid for construction in process	-	(1,629,813)

Cash used in investing activities	(1,848,447)	(8,432,465)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank loan	-	(214,852)
Payments of notes payable	(96,000)	(4,596,000)
Payments on notes payable, related party	(5,000)	(655,750)
Repayment of short-term promissory note and lines of credit	(227)	(553,577)
Payments due on License Agreement (revised for March 31, 2022)	-	(1,250,000)
Cash paid for License Agreement (revised for March 31, 2022)	-	(2,400,000)
Proceeds from issuance of common shares under equity agreement	-	17,277,123
Proceeds from sale of stock	3,075,745	-
Proceeds from promissory note	1,465,000	-
Proceeds from promissory note, related parties	250,000	-
Proceeds from convertible debentures	-	8,905,000
Proceeds from convertible debentures, receipt from escrow	1,500,000	-
Escrow account in relation to the proceeds from promissory notes	-	5,000,000
Payments on convertible debentures	-	(421,486)
Proceeds from sale of Series E Preferred Shares	-	1,348,000
Redemption of Series D Preferred Shares	-	(3,513,504)
Shares issued upon exercise of warrants	-	11,000

Cash provided by financing activities	6,189,518	18,935,954

NET CHANGE IN CASH	(1,517,575)	1,578,245

CASH AT BEGINNING OF YEAR	1,734,040	155,795

CASH AT END OF YEAR	$216,465	$1,734,040

INTEREST PAID	$7,472	$212,190

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$1,061,971	$-
Shares issued upon conversion of convertible debentures	$-	$421,486
Shares issued upon conversion of Preferred stock	$1,668,000	2,880,000
Cancellation of Right of Use asset and Lease liability	$-	$275,400
Right of Use asset and Lease liability	$-	$332,566
Dividends in kind issued	$-	$278,400
Shares issued as consideration for Patent acquisition	$-	$5,000,000
Shares issued as consideration for acquisition of remaining NCI	$-	$2,000,000
Shares issued as consideration for Rights Agreement	$-	$4,762,376
Shares issued/to be issued, for legal settlement	$-	$29,388,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2023 AND 2022

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

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation, NaturalShrimp Global, Inc. and Natural Aquatic Systems, Inc. (“NAS”), and owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability company.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2023, the Company had a net loss available for common stockholders of approximately $17,497,000. As of March 31, 2023, the Company had an accumulated deficit of approximately $167,533,000 and a working capital deficit of approximately $9,339,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended March 31, 2023, the Company received net cash proceeds of approximately $3,076,000 from the sale of common shares (See Note 12), and $1,715,000 proceeds from the issuance of promissory notes.

The Company is currently in the process of obtaining the requisite approvals to close a business combination with a special purpose acquisition corporation (“SPAC”) (See Note 17). Upon the closing of such business combination, the Company is expecting to obtain funding for their operations through the cash held by the SPAC’s Trust Account, in addition to any backstop financing that the SPAC may need to pursue in the event that the Trust Account does not have sufficient funds available after redemptions. The Company can provide no assurance that the transactions with the SPAC will be successful or that, even if the business combination is successful, that there will be sufficient funds available from such transaction. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its facilities and enter into production.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp USA Corporation, NaturalShrimp Global and NAS. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 803,124,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35 and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 3,192,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 192,750,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended March 31, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 674,832,000 underlying common shares, 2,840 of Series E Redeemable Convertible Preferred shares whose approximately 9,737,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 162,080,000 underlying common shares, and approximately $18,768,000 in a convertible debenture whose approximately 98,779,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under Financial Instruments.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of March 31, 2023 and March 31, 2022.

The derivative and warrant liabilities, and fair value option on Restructured notes are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended March 31, 2023 and 2022:

Derivatives

	2023	2022
Derivative liability balance at beginning of year	$13,101,000	$-
Removal of conversion feature upon restructuring of convertible note	(12,290,000)	-
Additions to derivatives	-	12,985,000
Change in fair value	(811,000)	116,000
Balance at end of year	$-	$13,101,000

The derivative liability does not exist as of March 31, 2023, as the convertible note removed the conversion feature upon its restructuring on November 4, 2022, and there is no longer an embedded derivative to be bifurcated (Note 9). Upon restructuring of the convertible note, the fair value of the derivative liability at that date and removal of the conversion feature was estimated using a bi-nomial model with the following weighted-average inputs: the price of the Company’s common stock of $0.16; a risk-free interest rate of 3.73% and expected volatility of the Company’s common stock of 117.77%.

At March 31, 2022, the fair value of the derivative liabilities of convertible notes was estimated using a bi-nomial model with the following weighted-average inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.28% and expected volatility of the Company’s common stock of 109.47%, and the remaining term of 1.75 years.

Warrant liability

	2023	2022
Warrant liability balance at beginning of year	$3,923,000	$-
Additions to warrant liability	-	5,910,000
Reclass to equity upon cancellation or exercise	-	-
Change in fair value	(3,568,000)	(1,987,000)
Balance at end of year	$355,000	$3,923,000

At March 31, 2023, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81% and expected volatility of the Company’s common stock ranging from 113.6% to 121.0% and the remaining terms of each warrant issuance.

At March 31, 2022, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.225; a risk-free interest rate of 2.42% and expected volatility of the Company’s common stock ranging from 185.9% to 205.9% and the remaining terms of each warrant issuance.

Promissory Note

	2023	2022
Promissory Notes fair value at beginning of year	$-	$-
Fair value of Promissory Notes upon Restructuring Agreement	20,847,867	-
Change in fair value	2,842,133	-
Promissory Note fair value at end of year	$23,690,000	$-

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under ASC 825 fair value option. The fair value was based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 40% present value factor.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2023 and March 31, 2022.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2023, the Company’s cash balance did not exceed FDIC coverage. As of March 31, 2022 the Company’s cash balance exceeded FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty-year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of March 31, 2023 and 2022, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors.

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

In the future, if the Company has customers with long-term contracts for multiple shipments of live shrimp, the Company will elect the right-to-invoice practical expedient and any variable consideration estimate will be excluded from the transaction price and the revenue will be recognized directly when the goods are delivered.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company does not expect that ASU 2020-06 will have a material impact on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” “ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses,” “Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” and “ASU No. 2019-05, Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief,” which provided additional implementation guidance on the previously issued ASU. The ASU is effective for fiscal years beginning after Dec. 15, 2019 for public business entities that meet the definition of an SEC filer, excluding entities eligible to be SRCs as defined by the SEC. All other entities, ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2022. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

As of March 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2023, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – RESTATEMENTOF PREVIOUSLY ISSUED FINANCIAL STATEMENT

As a result of the findings based on the SEC Staff comments and the Company’s ongoing reviews, the Company, in consultation with the Board of Directors, determined that the previously issued Consolidated Statement of Cash Flow presented in the Form 10-K filed on June 29, 2022, for the year ended March 31, 2022 had a clerical error in the cash paid for the License Agreement and we would make the necessary accounting corrections and restate such financial statement.

The errors included in addition to the incorrect amount shown as the cash paid through the end of the year for the License Agreement, the presentations did not follow the guidance under ASC 230-10 as to the future payments to be presented as financing activity.

Following is a comprehensive list of all revised adjustments made during the Restatement Process:

	As Previously Reported	Adjustments	As Revised
Cash Flow Statement for the year ended March 31, 2022
Prepaid expenses and other current assets	$(1,506,207)	$650,000	$(856,207)
Accounts payable	(2,657,052)	3,000,000	342,948
CASH USED IN OPERATING ACTIVITIES	(12,575,244)	3,650,000	(8,925,244)
Payments due on License Agreement	—	(3,000,000)	(1,250,000)
		2,400,000
		(650,000)
Payments made on License Agreement	—	(2,400,000)	(2,400,000)
CASH PROVIDED BY FINANCING ACTIVITIES	22,585,954	(3,650,000)	18,935,954

NOTE 4 – FIXED ASSETS

A summary of the fixed assets as of March 31, 2023 and March 31, 2022 is as follows:

	March 31, 2023	March 31, 2022
Land	$324,293	$324,293
Buildings	5,495,150	5,611,723
Machinery and equipment	12,293,112	10,524,343
Autos and trucks	307,227	247,356
	18,419,782	16,707,715
Accumulated depreciation	(3,376,067)	(1,909,612)
Fixed assets, net	$15,043,715	$14,798,103

The consolidated statements of operations reflect depreciation expense of approximately $1,795,000 and $1,307,000 for the years ended March 31, 2023 and 2022, respectively.

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

In accordance with ASC 805-10-55-5A, as substantially all the assets acquired are concentrated in a single identifiable asset, the patents, the acquisition has been determined to not be considered a business combination but an asset acquisition. The consideration is allocated to the two patents, which were both approved in December, 2018, and will be amortized through the earliest of their useful life or December, 2038. Amortization over the next five years is expected to be $390,000 per year, for a total of $1,950,000. Amortization expense was $390,000 and $341,500 for the years ended March 31, 2023 and 2022.

NOTE 6 – LICENSE AGREEMENTS

On August 25, 2021, the Company, through their 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”), The Equipment Rights involve specialized and proprietary equipment used to produce and control, dose, and infuse Hydrogas® and RLS® into both water and other chemical species, while the Technology sublicense pertains to the rights to Hydrogas® and RLS®. Both Rights agreements are for a 10-year term, which shall automatically renew for ten-year successive terms. The term can be terminated by written notice by mutual consent, or by either party upon a breach of contract, insolvency or filing of bankruptcy. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, in the Industry Sector, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the Territory, defined as anywhere in the world except for the countries in the Gulf Corporation Council.

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

As of March 31, 2022, under both agreements, $4,750,000 had been paid, and for the years ended March 31, 2023 and 2022, $1,250,000 balance is remaining unpaid.

The terms of the Agreements set forth that NAS will pay Hydrenesis 12.5% royalty fees. The royalties are calculated per all customer or sub-license revenue generated by NAS, NSI or any25 Affiliate, from the sale or rental of either the Technologies or Hydrenesis Equipment, based on gross revenue less returns, rebates and sales taxes. There are sales milestones for exclusivity, whereby if NAS fails to achieve a sales milestone starting in Year 3, the exclusivity rights in both of the Rights agreements shall revert to non-exclusive rights. To maintain the exclusivity for the subsequent year, the Company may pay the amount of the royalty fees that would have been due if the Sales Milestone had been meet in the current year.

The Sales Milestones are:

Year 3	$250,000 Royalty
Year 4	$375,000 Royalty
Year 5	$625,000 Royalty
Year 6	$875,000 Royalty
All subsequent years	$1,000,000 Royalty

For the years ended March 31, 2023 and 2022, the amortization of the Rights was $1,080,000 and $540,000, respectively. The amortization is approximately $1,080,000 per year, and approximately $5,400,000 over the next five years.

NOTE 7 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 33.9% as of March 31, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2023 and March 31, 2022.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.0% as of March 31, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2023 and March 31, 2022.

NOTE 8 – PROMISSORY NOTE

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid (the “Exit Fee”). The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta Acquisition Corporation (Note 17), for a contribution to a required extension fee for the business combination.

August 2022 Note

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 17), on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the Closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of March 31, 2023, in the amount of approximately $144,000.

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of March 31, 2023 at approximately $2,400,000, with a change in fair value of approximately $467,000 recognized in the Statement of Operations.

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

Within 180 days of the issuance date of the Note, the Company will obtain an effective registration statement or a supplement to any existing registration statement or prospectus with the SEC registering at least $15,000,000 in shares of Common Stock for the Investor’s benefit such that any redemption using shares of Common Stock could be done using registered Common Stock. Additionally, as soon as reasonably possible following the issuance of the Note, the Company will cause the Common Stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ (in either event, an “Uplist”). In the event the Company has not effectuated the Uplist by March 1, 2022, the then-current outstanding balance will be increased by 10%. On February 7, 2022, the Company and the Lender entered into an amendment to the SPA, which extended the date by which the Uplist must be completed to April 15, 2022. In consideration of the grant of the extension there was an extension fee of $249,079 added to the principal balance, which has been recognized as a financing cost in the accompanying consolidated financial statements. Subsequent to the year end, the date by which the Uplist had to be completed was further extended to June 15, 2022, with no additional fee included. The Company will make a one-time payment to the Investor equal to 15% of the gross proceeds the Company receives from the offering expected to be effected in connection with the Uplist (whether from the sale of shares of its Common Stock and / or preferred stock) within ten (10) days of receiving such amount. In the event Borrower does not make this payment, the then-current outstanding balance will be increased by 10%. In addition, the Company had 30 days in which to secure the Note and grant the Lender a first position security interest in the real property in Texas and Iowa, and if it had not been effectuated within the 30 days the outstanding balance would have been increased by 15%. The Company was required to reserve 65,000,000 shares of common stock from its authorized and unissued common stock and to add 100,000,000 shares of common stock to the Share Reserve on or before March 10, 2022.

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include a failure to deliver conversion shares, the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of March 31, 2023 and 2022, the Company is in full compliance with the covenants and Events of Default.

The conversion feature met the definition of a derivative and therefore requires bifurcation and was accounted for as a derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $12,985,000, based on assumptions used in a bi-nomial option pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.305 at issuance date; a risk-free interest rate of 0.69% and expected volatility of the Company’s common stock, of 125.90%, and the strike price of $0.3075.

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 17), The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Convertible Note; after which the remaining balance of the Convertible Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Closing Date or the termination of such agreement. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) the Uplist terms were removed, ii) Maturity date was modified from December 15, 2023 to December 4, 2023, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of March 31, 2023, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of March 31, 2023, in the amount of approximately $1,336,000.

The Restructured Senior Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the modified August Note is determined to be fundamentally different from the original convertible note. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $18,914,000, there was a gain in extinguishment of approximately $2,540,000. As of the restructuring date the derivative had a fair value of $12,290,000, based on assumptions used in a bi-nomial option pricing model, which resulted in a change in fair value of $17,738,000 as of the restructuring date, from its previous fair value of $30,028,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.16 at issuance date; a risk-free interest rate of 3.73% and expected volatility of the Company’s common stock, of 117.77%, and the strike price of $0.1017.

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Senior Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the Senior Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The Senior Note was revalued as of March 31, 2023, at approximately $21,290,000, with a change in fair value of approximately $2,376,000 recognized in the Statement of Operations.

NOTE 10 – NOTES PAYABLE

On December 15, 2020, in connection with the asset acquisition with VBF, the Company entered into two notes payable with a third party. The first note, Promissory Note A, is for principal of $3,000,000, which is payable in 36 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. Promissory Note B, is for principal of $2,000,000, which is payable in 48 months with interest thereon at the rate of 5% per annum, interest only payable quarterly on the first day of the quarter, with the remaining balance to be paid to VBF as a balloon payment on the maturity date. On December 23, 2021, the Company paid off the two notes, for a discount of $4,500,000, and recognized a gain on settlement of note, including accrued interest, of $815,943.

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019 (Note 14) for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of March 31, 2023 and 2022 was $119,604 and $215,604, respectively, with $96,000 classified in current liabilities for both year ends on the consolidated balance sheets.

NOTE 11 – ACQUISITION OF NON-CONTROLLING INTEREST

On May 19, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with F&T, for the shares owned by F&T of NAS. Upon the closing of the SPA, the Company purchased the 980,000 shares of NAS’ common stock owned by F&T for a total acquisition price of $3,000,000, consisting of $1,000,000 paid in cash and 3,960,396 shares of the Company’s common stock issued at a market value of $0.505 per share for a total fair value of $2,000,000. The Company paid the cash purchase price on May 20, 2021 and the purchase of the NAS shares closed on May 25, 2021. Prior to entering into the SPA, the Company owned fifty-one percent (51%) and F&T owned forty-nine percent (49%) of the issued and outstanding shares of common stock of NAS, and therefore, NAS was included in the consolidated financial statements of the Company, with F&T’s ownership accounted for as a non-controlling interest. After the SPA, the non-controlling interest was no longer in existence and NAS became a 100% owned subsidiary of the Company. In accordance with ASC 810-10-45, when the parent’s ownership interest changes while the parent retains its controlling interest in a subsidiary, it is accounted for as an equity transaction and there is no gain or loss recognized in the consolidated net loss. The difference between the fair value of the consideration paid and the amount of the non-controlling interest as of the acquisition of NAS shares held by F&T is recognized in equity attributable to the Company. The carrying amount of the non-controlling interest prior to the acquisition was a deficit of $87,830, and as a result, a deduction of $3,087,830 was recognized in additional paid in capital in the Consolidated Statement of Changes in Equity, in the year ended March 31, 2022.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2023 and March 31, 2022, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A Preferred Stock are authorized and outstanding, 5,000 shares Series B Preferred Stock are authorized no shares outstanding; 5,000 shares Series D Preferred Stock are authorized with no outstanding; 10,000 shares Series E Preferred Stock are authorized with 1,670 and 2,840 outstanding, respectively; and 750,000 shares Series F Redeemable Convertible Preferred stock are authorized with 750,000 shares outstanding, respectively.

Series B Preferred Stock

On September 5, 2019, the Board authorized the issuance of 5,000 preferred shares to be designated as Series B Preferred Stock. The Series B Preferred Stock have a par value of $0.0001, a stated value of $1,200 and no voting rights. The Series B Preferred Stock included 10% cumulative dividends, payable quarterly. Upon the dissolution, liquidation or winding up of the Company, the holders of Series B Preferred Stock would be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Series B Preferred Stock before any payment or distribution shall be made to the holders of any Junior securities. The Series B Preferred Stock were redeemable at the Company’s option, at percentages ranging from 120% to 135% for the first 180 days, based on the passage of time. The Series B were also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver Series B Preferred Stock requested under conversion notices. The triggering redemption amount is at the greater of (i) 135% of the stated value or (ii) the product of the volume-weighted average price (“VWAP”) on the day proceeding the triggering event multiplied by the stated value divided by the conversion price. As the redemption feature at the holder’s option was contingent on a future triggering event, the Series B Preferred Stock was considered contingently redeemable, and as such the preferred shares were classified in equity until such time as a triggering event would occur, at which time they would be classified as mezzanine.

The Series B Preferred Stock was convertible, at the discounted market price which is defined as the lowest VWAP over last 20 days. The conversion price would be adjustable based on several situations, including future dilutive issuances. As the Series B Preferred Stock did not have a redemption date and is perpetual preferred stock, it was considered to be an equity host instrument and as such the conversion feature was not required to be bifurcated as it was clearly and closely related to the equity host instrument.

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

Series D Preferred Stock

On December 16, 2020, the Board authorized the issuance of 20,000 preferred shares to be designated as Series D Preferred Stock. The Series D Preferred Stock have a par value of $0.0001, a stated value of $1,200 and would vote together with the common stock on an as-converted basis. Each holder of Series D Preferred Stock was entitled to receive, with respect to each share of Series D Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum (the “Preferred Dividends”). Dividends may be paid in cash or in shares of Preferred Stock at the discretion of the Company.

The Series D Preferred Stock were convertible into Common Stock at the election of the holder of the Series D Preferred Stock at any time following five days after a qualified offering (defined as an offering of common stock for an aggregate price of at least $10,000,000 resulting in the listing for trading of the Common Stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange) at a 35% discount to the offering price, or, if a qualified offering has not occurred, at a price of $0.10 per share, subject to adjustment based on several situations, including future dilutive issuances and a Fundamental Transaction.

The Series D Preferred Stock were to be redeemed by the Corporation on the date that was no later than one calendar year from the date of its issuance. The Company was to redeem the Series D Preferred Stock in cash upon a three business days prior notice to the holder or the holder may convert the Series D Preferred Stock within such three business days period prior to redemption. Additionally, the holder had the right to either redeem for cash or convert the Preferred Stock into Common Stock within three business days following the consummation of a qualified offering. The Series D Preferred Stock were also redeemable at the holder’s option, upon the occurrence of a triggering event which includes a change of control, bankruptcy, and the inability to deliver shares of common stock requested under conversion notices. The triggering redemption amount would be 150% of the stated value.

Series D Preferred Equity Offering

On December 18, 2020, the Company entered into securities purchase agreements (the “Purchase Agreement”) with GHS Investments LLC, Platinum Point Capital LLC and BHP Capital NY (collectively, the “Purchaser”) , whereby, at the closing, each Purchaser agreed to purchase from the Company, up to 5,000 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share, at a purchase price of $1,000 per share of Series D Preferred Stock. The aggregate purchase price per Purchaser for the Series D Preferred Stock is $5,000,000. With a stated value of $6,000,000 for the purchased Series D Preferred Stock, there was a discount of $1,000,000 that was accreted over the period until the redemption of the Series D Preferred Stock.

On January 8 and 10, 2021, the Company entered into additional securities purchase agreements with the Purchaser, for 1,050 shares of Series D Preferred Stock, at an aggregate purchase price of $1,050,000. With a stated value of $1,250,000 for the purchased Series D Preferred Stock, there was a discount of $250,000 that was accreted over the period until the redemption of the Series D Preferred Stock.

In addition, in relation to the share exchange agreement (described below), on April 15, 2021, the Company redeemed the remaining 2,450 of the Series D Preferred Stock for $3,513,504. In accordance with ASC 260-10-S99-2, the difference between the fair value of the consideration transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the redemption, which was $2,534,758, was accounted for in a manner similar to a dividend.

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

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share and (ii) a warrant to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $0.75, which expires in five years, for a purchase price of $1,500,000. The warrant has a fair value of $561,000, estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.38; a risk-free interest rate of 1.33%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%. The Company also issued 267,429 warrants as placement agent fees, with a fair value of $101,000, estimated with the same assumptions. All of the warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the convertible debt. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $170.000 to recognize, which was amortized over the term through the redemption date using the effective interest method. The Company will accrete the carrying value, reflecting the discount of $300,000 between the stated value and purchase price and the fair value of the warrants issued of $662,000, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption. For the years ended March 31, 2023 and 2022, respectively, approximately $755,000 and $338,000 was accreted, and was fully accreted as of March 31, 2023.

On April 14, 2021, the Company, entered into a share exchange agreement (the “Exchange Agreement”) with a holder of the Series D Preferred Stock, whereby, at the closing of the Offering, the Holder agreed to exchange an aggregate of 3,600 shares of the Company’s Series D Preferred Stock, par value $0.0001 per share into 3,739.63 shares of the Company’s Series E Convertible Preferred stock, par value $0.0001 (the “Series E Preferred Stock”). The exchange was completed on April 15, 2021. In accordance with ASC 260-10-S99-2, exchanges of preferred stock that are considered to be extinguishments are to be accounted for as a redemption. Therefore, the difference between the fair value of the Series E Preferred Stock transferred to the holder of the Series D Preferred Stock and the carrying amount of the Series D Preferred Stock immediately prior to the exchange, which was $3,258,189, was accounted for in a manner similar to a dividend.

The Company analyzed the conversion feature of the Series E Preferred Stock issued on April 14, 2021, under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company on the dates of funding as compared to the conversion price, determined there was a beneficial conversion feature of approximately $3,270,000 to recognize, which will be amortized over the term of the note using the effective interest method. During the year ended March 31, 2022, the total Series E Preferred Stock BCF amortization, including the November 22, 2021, SPA, was $3,326,172.

On June 16, 2022, one of the holders of the Series E Convertible Preferred Stock chose to exercise their right, pursuant to the Certificate of Designation relating to the Series E Convertible Preferred Stock, to receive the rights extended to the convertible noteholder, of 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date of conversion. As the exercise of the conversion price adjustment was similar to a down round, and the Company has not yet adopted ASU 2020-06, the accounting treatment of ASU 2017-11 was applied, whereby the adjustment was treated as a contingent beneficial conversion feature recognized as of the triggering date. As of June 16, 2022, this holder held 940 shares of the Series E preferred stock. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options”, and based on the market price of the common stock of the Company as compared to the conversion price, determined there was a $99,000 beneficial conversion feature to recognize, which was fully amortized as there is no remaining redemption date to their Series E Preferred Stock. The additional rights of the convertible note which were applied include the 10% increase in the outstanding balance if an uplist to a national exchange was not consummated by the Company by March 1, 2022, for an increase of 130 Series E Preferred shares with a stated value of $156,000, as well as an exit fee of 15% to be recognized upon conversions of the Series E Preferred shares into shares of common stock. As of March 31, 2023, 170 shares of Series E Preferred Stock are outstanding to this holder.

During the year ended March 31, 2023, 1,300 shares of Series E Preferred Stock were converted into 14,458,127 shares of common stock. During the year ended March 31, 2022, 2,400 shares of Series E Preferred Stock were converted into 8,228,572 shares of common stock. As of March 31, 2023 there are 1,670 shares of Series E Preferred Stock remaining outstanding.

On November 5, 2022, the Company entered a restructuring agreement with the Series E Preferred Stockholders, whereby the Series E Preferred Stock and the warrants outstanding (including all holders of the warrants in Note 13) as of the Closing date shall have their terms adjusted. The outstanding warrants shall be a) cancelled in exchange for a cash payment equal to the fair value of the warrants based on the Black Scholes model, with the exercise price to be adjusted to equal 80% of the average volume weighted average price of the Company common stock during the five trading day period immediately prior to the Closing Date (the “Adjusted Exercise Price”); or (b) as of the Effective Time, canceled and treated as if exercised for that number of shares of the Company’s common stock calculated using the Black Scholes model fair value, the number of Warrant Shares on the Closing Date and the Adjusted Exercise Price, with the shares of the Company’s common stock that would have been due to Holder as a result of such exercise of the Warrant treated as if issued to Holder and then converted into the right to receive (i) the Closing Per Share Merger Consideration (as defined in the Merger Agreement) plus (ii) the Additional Per Share Merger Consideration (as defined in the Merger Agreement), if any, at the time and subject to the contingencies set forth in the Merger Agreement. For the Series E Preferred Stock that shall be outstanding immediately prior to the Effective Time, they shall be canceled and treated as if converted into that number of shares of the Company’s common stock equal to (i) the stated value of $1,200 per share plus any unpaid dividends, multiplied by 1.25, divided by (ii) 80% of the average volume weighted average price of the Company’s common stock during the five trading day period immediately prior to the Closing Date. The shares of the Company’s common stock that would have been due to the holder as a result of the conversion of such shares of Series E Convertible Preferred Stock shall be treated as issued to holder and converted, as of the Effective Time, into the right to receive (y) the Closing Per Share Merger Consideration plus (z) the Additional Per Share Merger Consideration, if any, at the time and subject to the contingencies set forth in the Merger Agreement.

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

GHS 2021 Purchase Agreement

On June 28, 2021, the Company entered into a securities purchase agreement with GHS (the “June GHS Purchase Agreement”) for the offering of up to (i) $3,000,000 worth of common stock of the Company at a per share purchase price of $0.40 and (ii) $11,000 worth of prefunded common stock purchase warrants to purchase an aggregate of up to 1,100,000 shares of common stock, which are exercisable upon issuance and shall not expire prior to exercise, and are subject to certain adjustments, as provided in the warrants. Pursuant to the GHS 2021 Purchase Agreement, on June 28, 2021, GHS purchased 7,500,000 shares of common stock and 1,100,000 shares of common stock underlying the prefunded warrants, for an aggregate purchase price of $3,011,000, less offering expenses of $90,330, for net proceeds of $2,909,670.

GHS 2022 Purchase Agreement

On November 4, 2022, the Company entered into a purchase agreement (the “GHS Purchase Agreement”) with GHS Investments LLC (“GHS”), an accredited investor, pursuant to which, the Company may require GHS to purchase a maximum of up to 64,000,000 shares of the Company’s common stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $5,000,000 over a one-year term that ends on November 4, 2023. Notwithstanding the foregoing dollar limitations, the Company and GHS may, from time to time, mutually agree in writing to waive the aforementioned limitations for a relevant Purchase Notice, which waiver, shall not exceed the 4.99% beneficial ownership limitation contained in the GHS 2022 Purchase Agreement. The Company is to control the timing and amount of any sales of GHS Purchase Shares to GHS. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

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

In the year ended March 31, 2023, the Company sold 52,018,294 shares of common stock at a net amount of approximately $3,076,000, at share prices ranging from $0.04 to $0.10.

Common Shares Issued to Consultants

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

On April 14, 2021, 500,000 shares of common stock were issued to a consultant per an agreement entered into on January 20, 2021 for advisory services for a two-year period. The shares had a fair value of $195,000, based on the market price of $0.39 on the grant date. A total of 62,500 common shares vested each quarter through October 1, 2022.

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

Common Shares Issued to Employees

During the year ended March 31, 2022, a number of new employees were granted a total of 375,000 shares of common stock as signing bonuses, with 275,000 issued, with a total fair value of approximately $108,000, based on the market price of $0.395 on the grant date, with 100,000 of the shares issued in the year ending March 31, 2023.

NOTE 13 – OPTIONS AND WARRANTS

The Company has not granted any options since inception.

On April 14, 2021, the Company entered into a securities purchase agreement in which 10,000,000 warrants were also issued, which are exercisable for a period of five years after issuance at an initial exercise price of $0.75 per share, subject to certain adjustments, as provided in the Warrants (see Note 12 for more discussion)

Additionally, as noted in Note 12, on November 22, 2021, 3,739,000 shares of common stock warrants, with an exercise price of $0.75, were issued in relation to a waiver. As part of the waiver, the exercise price on the existing warrants to purchase 10,000,000 shares of common stock was reduced to $0.35.

In connection with the November 22, 2021 sale of Series E Preferred Stock (Note 12), 1,500,000 options were issued, as well as approximately 270,000 warrants were issued to placement agents. Additionally, in relation to the December 15, 2021, convertible note (Note 9) there were 3,000,000 warrants issued to placement agents with a fair value.

No warrants were issued in the year ended March 31, 2023, nor were any warrants exercised nor expired. The outstanding warrants have an average strike price of $0.47, with remaining terms from 3 years to 3.72 years.

All of the warrants issued have been recognized as a liability, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement.

The 18,573,116 warrants outstanding as of March 31, 2023, were revalued as of year-end for a fair value of $355,000, with a decrease in the fair value of $3,568,000 recognized on the Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81%, the expected volatility of the Company’s common stock of 121.0%; the estimated remaining term, a dividend rate of 0%,

NOTE 14 – RELATED PARTY TRANSACTIONS

Accrued Payroll – Related Parties

The accrued expenses, related party, on the accompanying consolidated balance sheets represents accrued payroll and payroll taxes, and the bonus discussed below. Included in other accrued expenses on the accompanying consolidated balance sheet as of March 31, 2022, is approximately $119,000 owing to Chief Technology Officer (“CTO”) (which includes $50,000 from consulting services prior to his employment), including both accrued payroll and accrued allowances and expenses. In the current year the CTO forgave the prior amounts owed to him, with a gain on settlement of accrued expenses recognized in the year ended March 31, 2023 consolidated statement of operations.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer (“CFO”) a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the CTO compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the year ended March 31, 2022, $200,000 was paid each to the President and CTO, with a total of $200,000 remaining in accrued expenses, related parties, as of March 31, 2023 and 2022.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both March 31, 2023 and March 31, 2022. As of both March 31, 2023 and March 31, 2022, accrued interest payable was approximately $74,000.

Promissory Note

On August 10, 2022, the Company issued a loan agreement for $300,000, with related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at a 10% per annum and are due in one year from the issuance date of the notes. For the year ended March 31, 2023, the interest expense was $22,270.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of March 31, 2023 and 2022, respectively, and is classified as a current liability on the consolidated balance sheets. As of March 31, 2023 and March 31, 2022, accrued interest payable was approximately $146,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes as of March 31, 2023 and March 31, 2022 was $54,647 and is classified as a current liability on the consolidated balance sheets.

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

The components of income tax expense for the years ended March 31, 2023 and 2022 consist of the following:

	2023	2022
Federal Tax statutory rate	21.0%	21.0%
Permanent differences	4.6%	18.4%
Valuation allowance	(25.6)%	(39.4)%
Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of March 31, 2023 and 2022 are summarized below.

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$8,900,000	$6,022,000
Other	(279,000)	(350,000)
Total deferred tax asset	8,621,000	5,672,000
Valuation allowance	(8,621,000)	(5,672,000)
	$-	$-

As of March 31, 2023, the Company had approximately $42,500,000 of federal net operating loss carry forwards. The carry forwards beginning in tax years 2018 are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. on January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $5,192,000 and $2,243,000 in the years ended March 31, 2023 and 2022, respectively.

The Company reviewed all income tax positions taken or that they expect to be taken for all open years and determined that the income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2023 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

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

The following is a schedule of maturities of lease liabilities as of March 31, 2023:

2024	$87,808
2025	87,808
2026	54,709
Total future minimum lease payments	230,325
Less: imputed interest	17,332
Total	$212,993

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

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which as of December 6, 2021 was recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. As of March 31, 2022, 28,494,706 of the shares presented in Stock Payable have been issued, with the fair value of $9,415,950 reclassified out of Stock Payable. In the year ended March 31, 2023, an additional 61,558,203 of shares of common stock with a fair value of $19,445,284 were issued out of the Stock Payable.

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

As noted in Notes 8, 9 and 12, the Company entered into Restructuring Agreements as required in the Merger Agreement.

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

NOTE 18 – SUBSEQUENT EVENTS

GHS 2022 Purchase Agreement

Subsequent to the year ended March 31, 2023, the Company sold 40,187,311 shares of common stock at a gross amount of approximately $1,400,000, at share prices ranging from $0.03 to $0.04.

10,000,000 Common Stock Equity Financing

On April 28, 2023, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $10,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”). The Registration Statement has not yet been filed.

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not equal less than ten thousand dollars ($10,000) or greater than one million dollars ($1,000,000). Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Following an up-list to the NASDAQ or equivalent national exchange, the price of each put share shall be equal to ninety percent (90%) of the Market Price, subject to a floor price of $1.00 per share. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

GHS Purchase Agreement

On May 9, 2023, the Company entered into a purchase agreement (the “GHS Purchase Agreement”) with GHS pursuant which the Company may require GHS to purchase a maximum of up to 45,923,929 shares of the Company’s common stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $6,000,000 over a one-year term that ends on May 9, 2024. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

The GHS Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, the Company has the right from time to time during the term of the agreement, in its sole discretion, to deliver to GHS a purchase notice (a “Purchase Notice”) directing GHS to purchase (each, a “GHS Purchase”) a specified number of GHS Purchase Shares. A GHS Purchase will be made in a minimum amount of $10,000 and up to a maximum of $1,500,000 and provided that, the purchase amount for any purchase will not exceed 200% of the average of the daily trading dollar volume of the Company’s common stock during the 10 business days preceding the purchase date. Notwithstanding the foregoing dollar limitations, the Company and GHS may, from time to time, mutually agree (in writing) to waive the aforementioned limitations for a relevant Purchase Notice, which waiver, for the avoidance of doubt, shall not exceed the 4.99% beneficial ownership limitation contained in the GHS Purchase Agreement. The “Purchase Price” means, with respect to a purchase made pursuant to the GHS Purchase Agreement, 90% of the lowest VWAP (as defined in the GHS Purchase Agreement) during the Valuation Period (the ten (10) consecutive business days immediately preceding, but not including, the applicable purchase date). The Company shall deliver a number of GHS Purchase Shares equal to 112.5% of the aggregate purchase amount for such GHS Purchase divided by the Purchase Price per share for such GHS Purchase, against payment by GHS to the Company of the purchase amount with respect to such Purchase (less documented deposit and clearing fees, if any), as full payment for such GHS Purchase Shares via wire transfer of immediately available funds.

If there are any default events, as set forth in the GHS Purchase Agreement, has occurred and is continuing, the Company shall not deliver to GHS any Purchase Notice.

Further, pursuant to the terms of the GHS Purchase Agreement, from May 9, 2023 until the date that is the later of (i) the closing of the transactions whereby Yotta Merger Sub, Inc. will merge with and into the Company, with the Company as the surviving company (the “Merger”); and (ii) the 12 month anniversary of the initial closing pursuant to the Section 2(a) of GHS Purchase Agreement, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in any financing, up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing. Following the Merger, the Participation Maximum shall be 50% of the Subsequent Financing.

Series E Preferred Stock

On May 1, 2023, one of the holders converted 600 Series E Preferred Stock into 23,989,570 shares of common stock. The conversion represented their remaining Series E Preferred Stock, including the 10% increase and accrued dividends in kind.

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta Investment LLC, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta.

