Form 10-Q
period 2023-06-30
NaturalShrimp Inc
filed 2023-08-18
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURALSHRIMP INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

5501 LBJ Freeway, Suite 450 Dallas, Texas	75240
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

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

As of August 17, 2023, there were 880,401,536 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
ASSETS
Current assets
Cash	$69,771	$216,465
Accounts receivable	36,329	17,325
Inventory	46,657	25,725
Prepaid expenses	254,131	286,593
Deferred offering costs	1,391,766	1,336,263

Total current assets	1,798,654	1,882,371

Fixed assets, net	14,634,999	15,043,715

Other assets
Construction-in-process	25,130	25,130
Patents, net	6,171,000	6,268,500
License Agreement, net	8,872,376	9,142,376
Right of Use asset	183,950	204,243
Deposits	20,633	20,633

Total other assets	15,273,089	15,660,882

Total assets	$31,706,742	$32,586,968

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,545,400	$3,510,206
Accrued interest	15,753	923,387
Accrued interest - related parties	225,792	219,542
Other accrued expenses	1,326,993	1,314,961
Accrued expenses - related parties	571,996	400,306
Short-term Note and Lines of credit	19,817	19,817
Notes payable	790,704	671,100
Restructured August note payable	2,590,000	2,400,000
Notes payable - related parties	740,412	740,412
Dividends payable	360,072	579,248
Warrant liability	305,000	355,000
Lease Liability, current	87,804	87,804

Total current liabilities	10,579,743	11,221,783

Restructured Senior note payable	21,870,000	21,290,000
Note payable, less current maturities	-	23,604
Lease Liability, non-current	106,208	125,189

Total liabilities	32,555,951	32,660,576

Commitments and contingencies (Note 11)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 1,500 and 1,670 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	1,800,000	2,003,557

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	43,612,000	43,612,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2023 and March 31, 2023	500	500

Common stock, $0.0001 par value, 900,000,000 shares authorized, 868,263,739 and 803,123,748 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	86,891	80,377

Additional paid in capital	123,554,174	121,156,733
Stock to be issued	390,024	662,767
Subscription receivable	(56,250)	(56,250)
Accumulated deficit	(170,236,548)	(167,533,292)
Total stockholders’ deficit	(46,261,209)	(45,689,165)

Total liabilities, mezzanine and stockholders’ deficit	$31,706,742	$32,586,968

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended
	June 30, 2023	June 30, 2022
Sales	$205,872	$36,336
Cost of sales	49,741	-
Net revenue	156,131	36,336

Operating expenses:
General and administrative	1,298,451	1,326,032
Research and development	-	172,643
Facility operations	358,258	531,736
Depreciation	434,809	525,229
Amortization	367,500	367,500

Total operating expenses	2,459,018	2,923,140

Net loss from operations	(2,302,887)	(2,886,804)

Other income (expense):
Interest expense	(2,713)	(502,372)
Interest expense - related parties	(6,250)	-
Amortization of debt discount	-	(2,040,000)
Change in fair value of derivative liability	-	1,314,000
Change in fair value of warrant liability	50,000	1,915,000
Change in fair value of restructured notes	137,634	-
Extension fee	(180,000)	-
Gain on sale of machinery and equipment	5,785	-

Total other income, net	4,456	686,628

Loss before income taxes	(2,298,431)	(2,200,176)

Provision for income taxes	-	-

Net loss	(2,298,431)	(2,200,176)

Amortization of beneficial conversion feature on Preferred shares	-	(141,500)
Accretion on Preferred shares	-	(278,500)
Dividends	(404,825)	(102,227)

Net loss available for common stockholders	$(2,703,256)	$(2,722,403)

Loss per share (Basic and Diluted)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	839,745,626	665,999,390

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENT of CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Common stock		Additional paid in	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	receivable	deficit	deficit
Balance March 31, 2023	5,000,000	$500	803,123,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)	(45,689,165)

Common stock issued for legal settlement to NSH shareholders	-	-	863,110	86	272,657	(272,743)	-	-	-
Issuance of common shares under financing agreement	-	-	40,187,311	4,019	1,294,493	-	-	-	1,298,512
Conversion of Series E Preferred Shares to common stock	-	-	23,989,570	2,399	825,601	-	-	(350,825)	477,175
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	(54,000)	(54,000)
Common stock issued to consultants	-	-	100,000	10	4,690	-	-	-	4,700

Net loss								(2,298,431)	(2,298,431)

Balance June 30, 2023	5,000,000	$500	868,263,739	$86,891	$123,554,174	$390,024	$(56,250)	$(170,236,548)	(46,261,209)

Balance March 31, 2022	5,000,000	$500	674,644,124	$67,500	$96,701,607	$20,132,650	$-	$(150,036,023)	$(33,133,765)

Common stock issued for legal settlement to NSH shareholders	-	-	61,154,136	6,112	19,311,486	(19,317,598)	-	-	-
Conversion of Series E PS to common stock	-	-	4,537,240	454	839,546	-	-	-	840,000
Contingent beneficial conversion feature related to the Series E Preferred Shares, fully amortized	-	-	-	-	99,000	-	-	(99,000)	-
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	(42,500)	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	(278,500)	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	(102,227)	(102,227)
Common stock issued in business agreement, to be paid from revenue earned	-	-	250,000	25	56,225	-	(56,250)	-	-
Common stock vested to consultants	-	-	-	6	24,369	-	-	-	24,375

Net loss								(2,200,176)	(2,200,176)

Balance June 30, 2022	5,000,000	$500	740,585,500	$74,097	$117,032,233	$815,052	$(56,250)	$(152,758,426)	(34,892,793)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 3 Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,298,431)	$(2,200,176)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	434,809	525,229
Amortization expense	367,500	367,500
Amortization of debt discount	-	2,040,000
Change in fair value of derivative liability	-	(1,314,000)
Change in fair value of warrant liability	(50,000)	(1,915,000)
Change in fair value of promissory notes	(137,634)	-
Financing costs	120,000	-
Gain on sale of machinery and equipment	(5,785)	-
Shares issued for services	4,700	24,375
Amortization of operating lease right-of-use assets	20,293	-

Changes in operating assets and liabilities:
Accounts receivable	(19,004)	(24,132)
Inventory	(20,932)	(35,368)
Prepaid expenses and other current assets	32,462	(481,750)
Deferred offering costs	(55,503)	-
Accounts payable	35,636	450,606
Other accrued expenses	12,032	11,140
Accrued expenses - related parties	171,690	-
Accrued interest	-	488,797
Accrued interest - related parties	6,250	8,275
Operating lease liabilities	(18,981)	-

Cash used in operating activities	(1,400,898)	(2,054,504)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(39,308)	(491,112)
Cash received for sale of machinery and equipment	19,000	-

Cash used in investing activities	(20,308)	(491,112)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(24,000)	(24,000)
Proceeds from sale of stock	1,298,512	-
Proceeds from convertible debentures, receipt from escrow	-	1,500,000

Cash provided by financing activities	1,274,512	1,476,000

NET CHANGE IN CASH	(146,694)	(1,069,616)

CASH AT BEGINNING OF PERIOD	216,465	1,734,040

CASH AT END OF PERIOD	$69,771	$664,424

INTEREST PAID	$616	$5,300

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$-	$1,040,617
Shares issued upon conversion of Preferred stock	$828,000	840,000
Dividends on Series E Preferred stock	$404,825	$-
Dividends in kind issued	$516,000	$-
Shares issued/to be issued, for legal settlement	$272,743	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2023

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

The Company has three wholly-owned subsidiaries including NaturalShrimp USA Corporation (“NSC”) and NaturalShrimp Global, Inc. (“NS Global”) and Natural Aquatic Systems, Inc. (“NAS”), and owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability company.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2023, the Company had a net loss available for common stockholders of approximately $2,703,000. As of June 30, 2023, the Company had an accumulated deficit of approximately $170,237,000 and a working capital deficit of approximately $8,781,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2023, the Company received net cash proceeds of approximately $1,299,000 from the sale of common shares (See Note 8). Subsequent to period end, the Company received $140,000 proceeds from the issuance of promissory notes, related parties (See Note 12).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended June 30, 2023 and 2022 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2023.

The condensed consolidated balance sheet at March 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NSC, NS Global, and NAS. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. As of the three months ended June 30, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 868,264,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 208,383,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. As of the three months ended June 30, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 740,711,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 640 of Series E Redeemable Convertible Preferred shares whose approximately 7,676,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 177,771,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 164,177,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2023 and March 31, 2023.

The warrant liabilities and fair value option on Restructured notes, are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivatives during the three months ended June 30, 2023 and the year ended March 31, 2023:

Warrant liability

	June 30, 2023	March 31, 2023
	(unaudited)
Warrant liability balance at beginning of period	$355,000	$3,923,000
Change in fair value	(50,000)	(3,568,000)
Balance at end of period	$305,000	$355,000

At June 30, 2023, the fair value of the warrant liability was estimated using the following inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate ranging from 3.89% to 4.49%; and expected volatility of the Company’s common stock ranging from 108.4% to 121.5% and the remaining terms of each warrant issuance.

At March 31, 2023, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81% and expected volatility of the Company’s common stock ranging from 113.6% to 121.0% and the remaining terms of each warrant issuance.

Restructured August and Senior Notes Payable

	June 30, 2023	March 31, 2023
Restructured notes payable fair value at beginning of period	$23,690,000	$-
Reclass of accrued interest	907,634	-
Fair value of restructured notes payable upon Restructuring Agreement	-	20,847,867
Change in fair value	(137,634)	2,842,133
Restructured notes payable fair value at end of period	$24,460,000	$23,690,000

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under ASC 825 fair value option. The fair value for both periods is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 40% present value factor. In accordance with ASC 825, the Company chose to present the component for the accrued interest in the same line item on the Balance Sheet with the fair value option, and as of April 1, 2023, reclassed the accrued interest to not be presented as a separate line item.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2023 and March 31, 2023.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2023 and March 31, 2023, the Company’s cash balance exceeded FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three months ended June 30, 2023 and June 30, 2022, the amortization of the patents was $97,500 and $97,500 and in the license rights was $270,000 and $270,000.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of June 30, 2023, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

License agreements

On August 25, 2021, the Company, through their 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”), Both Rights agreements are for a 10-year term, which shall automatically renew for ten-year successive terms. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the territory.

The terms of the Agreements set forth that NAS will pay Hydrenesis 12.5% royalty fees. The royalties are calculated per all customer or sub-license revenue generated by NAS, NSI or any affiliate, from the sale or rental of either the Technologies or Hydrenesis Equipment, based on gross revenue less returns, rebates and sales taxes. There are sales milestones for exclusivity, whereby if NAS fails to achieve a sales milestone starting in Year 3, the exclusivity rights in both of the Rights agreements shall revert to non-exclusive rights. To maintain the exclusivity for the subsequent year, the Company may pay the amount of the royalty fees that would have been due if the Sales Milestones had been meet in the current year.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors. Additionally, the Company will sell or rent either the Hydrenesis Technologies or Equipment.

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

	Three months ended
	June 30, 2023	June 30, 2022

Shrimp sales	$55,872	$36,336
Technology and equipment services	150,000	—
Total revenues	$205,872	$36,336

On May 21, 2023, the Company entered into a six month agreement with a company for the use of the Hydrenesis Technology and Equipment. Per the agreement, the customer is to pay a total of $300,000 comprised of an initial payment equal to $150,000 and then $25,000 per month for the combined total of the Service Fee.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options”, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of June 30, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2023, through the date which the unaudited condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of June 30, 2023 and March 31, 2023 is as follows:

	June 30, 2023	March 31, 2023
	(unaudited)
Land	$324,293	$324,293
Buildings	5,509,918	5,495,150
Machinery and equipment	12,297,284	12,293,112
Autos and trucks	307,227	307,227
	18,438,722	18,419,782
Accumulated depreciation	(3,803,723)	(3,376,067)
Fixed assets, net	$14,634,999	$15,043,715

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $435,000 and $525,000 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.15% as of June 30, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2023 and March 31, 2023.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.25% as of June 30, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2023 and March 31, 2023.

NOTE 5 –NOTES PAYABLE

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid (the “Exit Fee”). The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta Acquisition Corporation (Note 11), for a contribution to a required extension fee for the business combination.

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta”), with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta (“Merger Agreement”). Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 12, the Merger Agreement was terminated subsequent to the period end.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta. Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 12, the Merger Agreement was terminated subsequent to the period end.

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of June 30, 2023 and March 31, 2023 was $95,604 and $119,604, respectively, with the balance as of June 30, 2023 and $96,000 for the year end March 31, 2023, classified in current liabilities, on the condensed consolidated balance sheets.

NOTE 6 – RESTRUCTURED AUGUST NOTE PAYABLE

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on August 17, 2022. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $5,433,333. The Note has an interest rate of 12% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $433,333 and a transaction expense amount of $10,000, both of which are included in the principal balance of the Note. On the closing date the Company received $1,100,000, with $3,900,000 put into escrow to be held until certain terms were to be met, which included $3,400,000 upon the completion of a successful uplist to NYSE or NASDAQ. The SPA includes a Security Agreement, whereby the note is secured by the collateral set forth in the agreement, covering all of the assets of the Company. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the outstanding balance being paid (the “Exit Fee”). As the Exit Fee is to be included in every settlement of the Note, an additional 15% of the principal balance, which totals $816,500, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount.

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 11), on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructured August Note decreased the principal to $1,748,667, less an OID of $138,667, and the amount in escrow was returned to the investor, The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $272,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. (See Note 12)

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of June 30, 2023 at approximately $2,590,000, with a change in fair value of approximately $190,000 recognized in the Statement of Operations. The August Note was revalued as of March 31, 2023 at approximately $2,400,000, with a change in fair value of approximately $467,000. As of June 30, 2023, the accrued interest from the restructuring date, which is included in the fair value is approximately $203,000.

NOTE 7 – RESTRUCTURED SENIOR NOTE PAYABLE

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

Beginning on the date that is 6 months from the issuance date of the Note, the Investor had the right to redeem up to $1,000,000 of the outstanding balance per month. Payments could have been made by the Company, at the Company’s option, (a) in cash, or (b) by paying the redemption amount in the form of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per the following formula: the number of redemption shares equals the portion of the applicable redemption amount divided by the Redemption Repayment Price. The “Redemption Repayment Price” equaled 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date that the Investor delivers notice electing to redeem a portion of the Note. The redemption amount shall include an Exit Fee, consisting of a premium of 15% of the portion of the outstanding balance being paid. As the Exit Fee is to be included in every settlement of the Note, an additional 15% of the principal balance, which totals $2,448,000, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount. In addition to the Investor’s right of redemption, the Company has the option to prepay the Notes at any time prior to the Maturity Date by paying a premium of 15% plus the principal, interest, and fees owed as of the prepayment date.

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 11), The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Senior Note; after which the remaining balance of the Senior Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Merger Agreement closing date (“Closing Date”) or the termination of such agreement. All payments made shall be subject to an Exit Fee of 15% of the portion of the outstanding balance being paid. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) uplist terms in which the Company was to cause the common stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ, were removed, ii) Maturity date was modified from December 15, 2023 to 12 months from the Closing or termination of the Merger Agreement, provided not to be later than June 30, 2024, and iii) the outstanding balance of the Senior Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of June 30, 2023, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. (See Note 12)

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of June 30, 2023, the Company is in full compliance with the covenants and Events of Default.

The Restructured Senior Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the modified Senior Note is determined to be fundamentally different from the original convertible note. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $18,914,000, there was a gain in extinguishment of approximately $2,540,000. As of the restructuring date the derivative had a fair value of $12,290,000, based on assumptions used in a bi-nomial option pricing model, which resulted in a change in fair value of $17,738,000 as of the restructuring date, from its previous fair value of $30,028,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.16 at issuance date; a risk-free interest rate of 3.73% and expected volatility of the Company’s common stock, of 117.77%, and the strike price of $0.1017.

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of June 30, 2023 at approximately $21,870,000, with a change in fair value of approximately $580,000 recognized in the Company’s accompanying condensed consolidated Statement of Operations. The Senior Note was revalued as of March 31, 2023, at approximately $21,290,000, with a change in fair value of approximately $2,376,000 recognized in the accompanying condensed consolidated Statement of Operations. As of June 30, 2023, the accrued interest from the restructuring date, which is included in the fair value is approximately $3,487,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2023 and March 31, 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding 10,000 shares Series E preferred stock are authorized and 1,500 and 1,670 outstanding, respectively, and 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, respectively.

Series E Preferred Stock

On May 1, 2023, one of the holders converted 600 Series E Preferred Stock into 23,989,570 shares of common stock. The conversion represented their remaining Series E Preferred Stock, including the 10% increase, accrued dividends in kind of $516,000 and the 15% Exit Fee of $108,000.

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

In the three months ended June 30, 2023, the Company sold 40,187,311 shares of common stock at a gross amount of approximately $1,299,000, at share prices ranging from $0.03 to $0.04.

In the year ended March 31, 2023, the Company sold 52,018,294 shares of common stock at a net amount of approximately $3,076,000, at share prices ranging from $0.04 to $0.10.

10,000,000 Common Stock Equity Financing

On April 28, 2023, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $10,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. The Registration Statement was filed on July 20, 2023 and the SEC declared it effective on August 14, 2023.

With the effectiveness of the Registration Statement, the Company now has the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not equal less than ten thousand dollars ($10,000) or greater than one million dollars ($1,000,000). Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Following an up-list to the NASDAQ or equivalent national exchange, the price of each put share shall be equal to ninety percent (90%) of the Market Price, subject to a floor price of $1.00 per share. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

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

Common Shares Issued to Consultant

On June 19, 2023, 100,000 shares of common stock were issued to a consultant. The shares had a fair value of $4,700, based on the market price of $0.047 on the grant date.

Options and Warrants

The Company has not granted any options since inception.

All of the warrants issued have been recognized as a liability, as of the issuance of the convertible debenture on December 15, 2021, based on the fact it as it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt.

The 18,573,116 warrants outstanding as of June 30, 2023, were revalued as of period end for a fair value of $305,000, with a decrease in the fair value of $50,000 recognized on the accompanying condensed consolidated Statement of Operations. The fair value of the warrant liability was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate ranging from 3.89% to 4.49%; and expected volatility of the Company’s common stock ranging from 108.4% to 121.5% and the remaining terms of each warrant issuance.

The 18,506,429 warrants outstanding as of June 30, 2022, were revalued as of period end for a fair value of $2,008,000, with a decrease in the fair value of $1,915,000 recognized on the accompanying condensed consolidated Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.12; a risk-free interest rate of 3.01%, the expected volatility of the Company’s common stock ranging from 182.4% to197.5%; the estimated remaining term, a dividend rate of 0%,

NOTE 9 – RELATED PARTY TRANSACTIONS

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer (“CFO”) a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the CTO compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the year ended March 31, 2022, $200,000 was paid each to the President and CTO, with a total of $200,000 remaining in accrued expenses, related parties, as of June 30, 2023 and March 31, 2023.

Promissory Note

On August 10, 2022, the Company issued a loan agreement for $300,000, with related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at a 10% per annum and are due in one year from the issuance date of the notes. For the three months ended June 30, 2023, the interest expense was $3,500. As of June 30, 2023 and March 31, 2023, the accrued interest was approximately $26,000 and $22,000, respectively.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both June 30, 2023 and March 31, 2023. As of both June 30, 2023 and March 31, 2023, accrued interest payable was approximately $74,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both June 30, 2023 and March 31, 2023, and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of June 30, 2023 and March 31, 2023, accrued interest payable was approximately $146,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2023 and March 31, 2023 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets.

NOTE 10 – LEASE

On May 26, 2021, the Company entered into a sublease for a new office space in Texas, on two floors. The lease commenced on August 1, 2021 for a monthly rent of $7,000, and will terminate on October 31, 2025, for one of the spaces, and commence in the second half of 2022 for monthly rent of $1,727, and terminate on October 31, 2025, for the second space. On June 2, 2021, the Company paid a deposit of $52,362 which shall be applied to the last six months of the sublease term, and $17,454 security deposit, which is included in Prepaid expenses on the accompanying condensed consolidated balance sheet. The Company assessed its new office lease as an operating lease.

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

The following is a schedule of maturities of lease liabilities as of June 30, 2023:

2024	$65,856
2025	87,808
2026	54,709
Total future minimum lease payments	208,373
Less: imputed interest	14,361
Total	$194,012

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

The Merger Agreement provided, among other things, that Merger Sub will merge with and into the Company, with the Company as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, the Company was to be a wholly-owned subsidiary of Yotta (the “Merger”). In addition, Yotta was to be renamed “NaturalShrimp, Incorporated” or such other name as shall be designated by the Company.

As noted in Notes 6 and 7, the Company entered into Restructuring Agreements as required in the Merger Agreement. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. (See Note 12)

NOTE 12 – SUBSEQUENT EVENTS

On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement pursuant to Section 10.2(b) thereof based on breaches by Yotta of certain representations in the Merger Agreement that would render impossible the satisfaction of certain conditions to the Company’s obligations to consummate the transactions contemplated by the Merger Agreement. In particular, Yotta will not be able to comply with the provision of its Amended and Restated Certificate of Incorporation that prohibits Yotta from consummating an initial business combination unless it has net tangible assets of at least $5,000,001 upon consummation of such initial business combination. This conflicts with Yotta’s representation in the Merger Agreement that its consummation of the transactions contemplated by the Merger Agreement will not conflict with its organizational documents. The Company also cited delays in the SEC registration process that are attributable to Yotta, which breached its covenant pursuant to the Merger Agreement to use its reasonable best efforts to take all actions reasonably necessary or advisable to consummate the transactions contemplated by Merger Agreement as promptly as reasonably practicable. As of August 16, 2023, Yotta has not responded to the Company’s notice of termination.

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date.

On July 24, 2023, the Company entered into a Securities Purchase Agreement for the additional sale of 156 shares of Series E Preferred Stock at a price of $1,000 per share of Preferred Stock, for a total of $156,000. The Series E Preferred Stock will earn a dividend of 12% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 27, 2023, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries NSC, NS Global and NAS. The Company also owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability company. Unless otherwise specified, all dollar amounts are expressed in United States Dollars.

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

We began making regular weekly sales of live shrimp from our Iowa production facility in November 2021 and from our Texas production facility in June 2022. Although our revenues were initially limited, our gross sales for the fiscal year ended March 31, 2023 increased significantly as compared to the fiscal year ended March 31, 2022. The Company is using its aforementioned platform technologies to retrofit 344,000 square feet of its existing Iowa facilities that we expect will, once fully operational, produce 18,000 pounds of shrimp per week. We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 24,000 pounds of shrimp production per week by the third or fourth calendar quarter of 2023. We can, however, provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenue

We had gross sales revenue of $205,872 and $36,336, respectively, during the three months ended June 30, 2023 and 2022, an increase of approximately $170,000, or 467%.

Our increase in gross sales revenue during the three months ended June 30, 2023 over the prior period was a result of our sale of shrimp to two customers directly during fiscal 2023 that had been made exclusively through a consultant during fiscal 2022 and the increased production of shrimp available for sale, which resulted in us being able to sell more shrimp to meet existing demand. Additionally, the Company entered into a six month agreement with a company for the use of the Hydrenesis Technology and Equipment on May 21, 2023, and received the initial payment of $150,000.

We had net revenues of $156,131 and $36,336, respectively, during the three months ended June 31, 2023 and 2022. The increase in net revenues for the first quarter of fiscal 2024 is the result of the increase in gross sales revenue, the inclusion of the contract for the use of the Hydrenesis Technology and Equipment, offset by the cost of sales in the first quarter of fiscal 2024.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Cost of sales were $49,741 and $0, respectively, during the three months ended June 30, 2023 and 2022.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

Salaries and related expenses	$512,725	$443,303
Professional services	310,540	433,970
Other general and administrative expenses	452,873	422,137
Rent	22,313	26,622
Facility operations	358,258	531,736
Research and development	-	172,643
Depreciation	434,809	525,229
Amortization	367,500	367,500
Total	$2,459,018	$2,923,140

Operating expenses for the three months ended June 30, 2023 were $2,459,018, which is a 15.9% decrease over operating expenses of $2,923,140 for the same period in 2022. The overall change in expenses is mainly the result of decreases in facility operations relating to the progress of the commercial operations in the new plant in Iowa as well as in Texas, and the fact that some facility operations now being considered as cost of revenue. Additionally, as a result of the production of the shrimp there was not any research and development in the current period. Salaries increased by approximately $69,000 for additional employees. Professional fees decreased by approximately $123,000, due to increased attorneys work with the Company on equity offerings and SEC filings, as well as consultant and accounting fees, in the prior period. The depreciation in the three months ended June 30, 2023, decreased due to the progressed fixed assets as well as the movement of construction in process to fixed assets, in the two plants.

Other Income (Expense)

The following table summarizes the various components of our other income (expenses) for each of the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Interest expense	$(2,713)	$(502,372)
Interest expense – related parties	(6,250)	-
Amortization of debt discount	-	(2,040,000)
Change in fair value of derivative liability	-	1,314,000
Change in fair value of warrant liability	50,000	1,915,000
Change in fair value of restructured notes	137,634	-
Extension fee	(180,000)	-
Gain on sale of machinery and equipment	5,785	-
Total	$4,456	$686,628

Other expense for the three months ended June 30, 2023, decreased approximately $682,000, or 99.4%, from the same period in the prior year, almost entirely restructuring of the convertible and August note, due to the removal of the derivative related to the conversion feature and the debt discount as a result of the accounting treatment as an extinguishment of debt. Further, due to the election to account for the restructured notes under the fair value option, in the current period there is a change in fair value of the restructured notes, and the interest expense is not recognized separately in the statement of operations but included in the change in fair value of the restructured notes. Additionally, there was an extension fee related to the delay in the Merger Agreement closing in the current period.

The Company originally recognized the warrant liability in December 2021 and revaluates it at each period-end. The decrease in the fair value for the three months ended June 30, 2023, as compared to the prior year end, resulted in a $50,000 recognition as income during the three months ended June 30, 2023, compared to a decrease in fair value as of June 30, 2022, which resulted in $1,915,000 in income during the three months ended June 30, 2022.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2023, we had cash on hand of approximately $70,000 and working capital deficiency of approximately $8,781,000, as compared to cash on hand of approximately $216,000 and a working capital deficiency of approximately $9,339,000 as of March 31, 2023. The working capital for the three months ended June 30, 2023, as compared to the March 31, 2023 year end is not significantly different, with solely an increase (a reduced working capital deficiency) of 6.0%. This is mainly due to the decrease in cash on-hand, and slight increases in other current assets , offset by a decrease in current liabilities from the reclass of the accrued interest into the inclusion in the line item for the fair value of the restructured notes.

Working Capital Deficiency

The following table summarizes our working capital deficiency at of June 30, 2023 and March 31, 2023:

	June 30,	March 31,
	2023	2023
Current assets	$1,798,654	$1,882,371
Current liabilities	10,579,743	11,221,783
Working capital deficiency	$(8,781,089)	$(9,339,412)

Current assets decreased mainly because of the use of the cash on hand. This was offset by an increase in deferred offering costs, relating to the Merger Agreement. The decrease in current liabilities is primarily due to the reclass of the accrued interest on the restructured notes into the line item for the fair value of the restructured notes, which only the Restructured August note payable is in the current liabilities, off set by the increase in accrued expenses to related parties and the fair value of the Restructured August note.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2023 and 2022:

	Three months Ended June 30,
	2023	2022
Net cash used in operating activities	$(1,400,898)	$(2,054,504)
Net cash used in investing activities	(20,308)	(491,112)
Net cash provided by financing activities	1,274,512	1,476,000
Net change in cash	$(146,694)	$(1,069,616)

Net cash used in operating activities during the three months ended June 30 2023, was approximately $654,000 less as compared to the same period in 2022. The decrease in cash used is primarily due to the decrease in prepaid expenses and an increase in accrued expense for related parties, which is accrued payroll. Additionally, there was less of an increase in accounts payable during the three months ended June 30, 2023 compared to the same period in the three months ended June 30, 2022, which reflects an additional use of cash during 2022.

The net cash used in investing activities in the three months ended June 30, 2023 decreased by approximately $471,000 compared to the same period in the prior fiscal year. During the current period cash was only used to purchase approximately $39,000, as compared to cash used to purchase fixed assets which consists of approximately $491,000 for the prior year period.

The net cash provided by financing activities decreased by approximately $201,000 between periods. For the current period, the Company received approximately $1,299,000 for the sale of shares of common stock. In the same period in the prior year the Company received $1,500,000 that had been held in escrow from the convertible note they entered into in December of 2021.

Our cash position was approximately $70,000 as of June 30, 2023. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.15% as of June 30, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2022 and March 31, 2021.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.25% as of June 30, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2022 and March 31, 2022.

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

In the three months ended June 30, 2023, the Company sold 40,187,311 shares of common stock at a gross amount of approximately $1,299,000, at share prices ranging from $0.03 to $0.04.

10,000,000 Common Stock Equity Financing

On April 28, 2023, the Company entered into an Equity Financing Agreement (“Equity Financing Agreement”) and Registration Rights Agreement with GHS. Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $10,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. The Registration Statement was filed on July 20, 2023 and the SEC declared it effective on August 14, 2023.

With the effectiveness of the Registration Statement, the Company now has the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not equal less than ten thousand dollars ($10,000) or greater than one million dollars ($1,000,000). Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Following an up-list to the NASDAQ or equivalent national exchange, the price of each put share shall be equal to ninety percent (90%) of the Market Price, subject to a floor price of $1.00 per share. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Financing Agreement.

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

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta”), with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta (“Merger Agreement”). Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 12, the termination was entered into subsequent to the period end.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta. Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 12, the termination was entered into subsequent to the period end.

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

In conjunction with the Merger Agreement, the Company entered into a Restructuring Agreement with respect to the August Note through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which (i) the uplist terms were removed, (ii) in the event that the Closing does not occur on or before December 31, 2022, the then-current outstanding balance will be increased by 2% and will increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and (iii) the outstanding balance of the August Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain Streeterville’s consent or notify Streeterville for certain major equity related transactions. The August Note was revalued as of June 30, 2023 at approximately $2,590,000, with a change in fair value of approximately $190,000 recognized in the Statement of Operations.

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

As of June 30, 2023, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. As of August 16, 2023, Yotta has not responded to the Company’s notice of termination. As of August 16, 2023, Yotta has not responded to the Company’s notice of termination.

We analyzed the Restructured Senior Note under ASC 470-50 as to if the changes in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the Restructured Senior Note is determined to be fundamentally different from the original Convertible Note. As such, with the removal of the Convertible Note and its debt discount and accrued interest as compared to the Restructured Senior Note with a fair value of approximately $18.9 million, there was a gain in extinguishment of approximately $2.5 million. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, we will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. We revalued the Restructured Senior Note as of June 30, 2023 at approximately $21,870,000, with a change in fair value of approximately $580,000 recognized in the Company’s Statement of Operations.

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

On June 16, 2022, one of the holders of the Series E Convertible Preferred Stock chose to exercise their right, pursuant to the Certificate of Designation relating to the Series E Convertible Preferred Stock, to receive the rights extended to the convertible noteholder of 90% multiplied by the average of the two lowest volume weighted average price per share of the Company’s common stock during the 10 trading days immediately preceding the date of conversion. As the exercise of the conversion price adjustment was similar to a down round, and the Company has not yet adopted ASU 2020-06, the accounting treatment of ASU 2017-11 was applied, whereby the adjustment was treated as a contingent beneficial conversion feature recognized as of the triggering date. As of June 16, 2022, this holder held 940 shares of the Series E Preferred Stock. The Company analyzed the conversion feature under ASC 470-20, “Debt with conversion and other options,” and based on the market price of the common stock of the Company as compared to the conversion price, determined there was a $99,000 beneficial conversion feature to recognize, which was fully amortized as there is no remaining redemption date to their Series E Preferred Stock. The additional rights of the convertible note that were applied include the 10% increase in the outstanding balance if an uplist to a national exchange was not consummated by the Company by March 1, 2022, for an increase of 130 shares of Series E Preferred Stock with a stated value of $156,000, as well as an exit fee of 15% to be recognized upon conversions of the shares of Series E Preferred Stock into shares of common stock. On May 1, 2023, the holder converted 600 Series E Preferred Stock into 23,989,570 shares of common stock. The conversion represented their remaining Series E Preferred Stock, including the 10% increase, accrued dividends in kind of $516,000 and the 15% Exit Fee of $108,000.

As of June 30, 2023 there were 1,500 shares of Series E Preferred Stock remaining outstanding.

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

Going Concern and Management Liquidity Plans

The consolidated financial statements have been prepared assuming that it will continue as a going concern. For the three months ended June 30, 2023, the Company had a net loss available for common stockholders of approximately $2,703,000. As of June 30, 2023, the Company had an accumulated deficit of approximately $170,237,000 and a working capital deficit of approximately $8,781,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2023, the Company received net cash proceeds of approximately $1,299,000 from the sale of common shares. Subsequent to period end, the Company received $140,000 proceeds from the issuance of promissory notes, related parties.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes. However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $2.5 million to cover all of our capital and operational expenses over the next 12 months, not including any capital expenditures needed as part of any commercial scale-up of our equipment. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The warrant liabilities and fair value option on Restructured notes, are Level 3 fair value measurements.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended June 30, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 868,264,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 208,383,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended June 30, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 740,711,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 640 of Series E Redeemable Convertible Preferred shares whose approximately 7,676,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 177,771,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 164,177,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,506,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, and, as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors. Additionally, the Company will sell or rent either the Hydrenesis Technologies or Equipment.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2023.

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

During the period ending June 30, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of June 30, 2023.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of March 31, 2023, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2023. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023, filed with SEC on June 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2023 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K except as follows:

On May 1, 2023, GHS converted 600 shares of Series E Preferred Stock into 23,989,570 shares of common stock.

Pursuant to the settlement of a lawsuit filed by Gary Shover, a shareholder of NSH, in the three months ended June 30, 2023, 863,110 shares of common stock, with a fair value of $272,743, were issued out of the Stock Payable. All of the shares issued pursuant to the December 6, 2021 final Order were issued in reliance on the exemption under Section 3(a)(10) of the Securities Act.

On June 19, 2023, 100,000 shares of common stock were issued to a consultant. The shares had a fair value of $4,700, based on the market price of $0.047 on the grant date.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
10.1	Equity Financing Agreement dated April 28, 2023 by and between NaturalShrimp Incorporated and GHS Investments, LLC	8-K	10.1	5/10/2023
10.2	Registration Rights Agreement dated April 28, 2023 by and between NaturalShrimp Incorporated and GHS Investments, LLC	8-K	10.2	5/10/2023
10.3#	Purchase Agreement, dated as of May 9, 2023, by and between NaturalShrimp Incorporated and GHS Investments LLC	8-K	10.3	5/10/2023
10.4	Licensing Agreement dated May 24, 2023 by and between Niterra Co., Ltd. and NaturalShrimp Incorporated	8-K	10.1	6/8/2023
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date: August 18, 2023

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: August 18, 2023

