Form 10-Q
period 2023-09-30
NaturalShrimp Inc
filed 2023-11-20
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 17, 2023, there were 923,964,762 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated Balance Sheets

	September 30, 2023	March 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$47,090	$216,465
Accounts receivable	2,096	17,325
Inventory	40,058	25,725
Prepaid expenses	247,945	286,593
Deferred offering costs	-	1,336,263

Total current assets	337,189	1,882,371

Fixed assets, net	14,177,850	15,043,715

Other assets
Construction-in-process	25,130	25,130
Patents, net	6,073,500	6,268,500
License Agreement, net	8,602,376	9,142,376
Right of Use asset	183,152	204,243
Deposits	20,633	20,633

Total other assets	14,904,791	15,660,882

Total assets	$29,419,830	$32,586,968

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,675,529	$3,510,206
Accrued interest	82,567	923,387
Accrued interest - related parties	235,093	219,542
Other accrued expenses	1,296,655	1,314,961
Accrued expenses - related parties	745,518	400,306
Contract liability	25,000	-
Short-term Note and Lines of credit	19,817	19,817
Notes payable	790,704	671,100
Restructured August note payable	2,250,000	2,400,000
Notes payable - related parties	880,412	740,412
Dividends payable	419,688	579,248
Warrant liability	85,000	355,000
Lease Liability, current	87,804	87,804

Total current liabilities	10,593,787	11,221,783

Restructured Senior note payable	21,680,000	21,290,000
Note payable, less current maturities	-	23,604
Lease Liability, non-current	95,048	125,189

Total liabilities	32,368,835	32,660,576

Commitments and contingencies (Note 11)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,656 and 1,670 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	1,959,300	2,003,557

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	43,612,000	43,612,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2023 and March 31, 2023	500	500

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 900,071,985 and 803,123,748 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	90,072	80,377

Additional paid in capital	124,117,263	121,156,733
Stock to be issued	390,024	662,767
Subscription receivable	(166,161)	(56,250)
Accumulated deficit	(172,952,003)	(167,533,292)
Total stockholders’ deficit	(48,520,305)	(45,689,165)

Total liabilities, mezzanine and stockholders’ deficit	$29,419,830	$32,586,968

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Sales	$58,010	$51,725	$263,882	$88,061
Cost of sales	51,000	-	100,741	-
Net revenue	7,010	51,725	163,141	88,061

Operating expenses:
General and administrative	2,403,892	1,449,592	3,702,343	2,775,624
Research and development	-	4,000	-	176,643
Facility operations	157,517	488,427	515,775	1,020,163
Depreciation	436,870	408,232	871,679	933,461
Amortization	367,500	367,500	735,000	735,000
Total operating expenses	3,365,779	2,717,751	5,824,797	5,640,891

Net loss from operations	(3,358,769)	(2,666,026)	(5,661,656)	(5,552,830)

Other income (expense):
Interest expense	(38,698)	(579,291)	(41,411)	(1,081,663)
Interest expense - related parties	(9,301)	(3,522)	(15,551)	(3,522)
Amortization of debt discount	-	(2,136,389)	-	(4,176,389)
Change in fair value of derivative liability	-	(18,241,000)	-	(16,927,000)
Change in fair value of warrant liability	220,000	(39,000)	270,000	1,876,000
Change in fair value of restructured notes	530,000	-	667,634	-
Loss due to fire	-	(863,117)		(863,117)
Extension fee	-	-	(180,000)	-
Gain on sale of machinery and equipment	10,229	-	16,014	-

Total other income, net	712,230	(21,862,319)	716,686	(21,175,691)

Loss before income taxes	(2,646,539)	(24,528,345)	(4,944,970)	(26,728,521)

Provision for income taxes	-	-	-	-

Net loss	(2,646,539)	(24,528,345)	(4,944,970)	(26,728,521)

Amortization of beneficial conversion feature on Preferred shares	-	(42,500)	-	(184,000)
Accretion on Preferred shares	(9,300)	(278,500)	(9,300)	(557,000)
Dividends	(59,616)	(55,427)	(464,441)	(157,654)

Net loss available for common stockholders	$(2,715,455)	$(24,904,772)	$(5,418,711)	$(27,627,175)

Loss per share (Basic and Diluted)	$(0.00)	$(0.03)	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	877,461,135	731,616,343	858,760,073	675,370,057

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENT of CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Common stock		Additional paid in	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	receivable	deficit	deficit

Balance March 31, 2023	5,000,000	$500	803,123,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)	(45,689,165)

Common stock issued for legal settlement to NSH shareholders	-	-	863,110	86	272,657	(272,743)	-	-	-
Issuance of common shares under financing agreement	-	-	40,187,311	4,019	1,294,493	-	-	-	1,298,512
Conversion of Series E Preferred Shares to common stock	-	-	23,989,570	2,399	825,601	-	-	(350,825)	477,175
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(54,000)	(54,000)
Common stock issued to consultants	-	-	100,000	10	4,690	-	-	-	4,700

Net loss	-	-	-	-	-	-	-	(2,298,431)	(2,298,431)

Balance June 30, 2023	5,000,000	$500	868,263,739	$86,891	$123,554,174	$390,024	$(56,250)	$(170,236,548)	(46,261,209)

Issuance of common shares under financing agreement	-	-	31,808,246	3,181	563,089	-	(109,911)	-	456,359
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(59,616)	(59,616)
Accretion on Series E Preferred shares	-	-	-	-	-	-	-	(9,300)	(9,300)

Net loss	-	-	-	-	-	-	-	(2,646,539)	(2,646,539)

Balance September 30, 2023	5,000,000	$500	900,071,985	$90,072	$124,117,263	$390,024	$(166,161)	$(172,952,003)	(48,520,305)

Balance March 31, 2022	5,000,000	$500	674,644,124	$67,500	$96,701,607	$20,132,650	$-	$(150,036,023)	$(33,133,765)

Common stock issued for legal settlement to NSH shareholders	-	-	61,154,136	6,112	19,311,486	(19,317,598)	-	-	-
Conversion of Series E PS to common stock	-	-	4,537,240	454	839,546	-	-	-	840,000
Contingent beneficial conversion feature related to the Series E Preferred Shares, fully amortized	-	-	-	-	99,000	-	-	(99,000)	-
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	(42,500)	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	(278,500)	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	(102,227)	(102,227)
Common stock issued in business agreement, to be paid from revenue earned	-	-	250,000	25	56,225	-	(56,250)	-	-
Common stock vested to consultants	-	-	-	6	24,369	-	-	-	24,375

Net loss	-	-	-	-	-	-	-	(2,200,176)	(2,200,176)

Balance June 30, 2022	5,000,000	$500	740,585,500	$74,097	$117,032,233	$815,052	$(56,250)	$(152,758,426)	(34,892,793)

Common stock issued for legal settlement to NSH shareholders	-	-	404,067	40	127,646	(127,686)	-	-	-
Conversion of Series E Preferred Shares to common stock	-	-	9,920,887	992	827,008	-	-	(108,000)	720,000
Increase of 10% in Series E Preferred Shares to one holder based on certain rights	-	-	-	-	-	-	-	(156,000)	(156,000)
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	(42,500)	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	(278,500)	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	(55,427)	(55,427)
Common stock issued in business agreement	-	-	250,000	25	25,975	-	-	-	26,000
Common stock issued from shares payable	-	-	100,000	10	24,590	(24,600)	-	-	-
Common stock vested to consultants	-	-	62,500	6	24,369	-	-	-	24,375

Net loss	-	-	-	-	-	-	-	(24,528,345)	(24,528,345)

Balance September 30, 2022	5,000,000	$500	751,322,954	$75,170	$118,061,820	$662,767	$(56,250)	$(177,927,198)	(59,183,191)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,944,970)	$(26,728,521)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	871,679	933,461
Amortization expense	735,000	735,000
Amortization of debt discount	-	4,176,389
Change in fair value of derivative liability	-	16,927,000
Change in fair value of warrant liability	(270,000)	(1,876,000)
Change in fair value of promissory notes	(667,634)	-
Financing costs	120,000	-
Gain on sale of machinery and equipment	(16,014)	-
Shares issued for services	4,700	74,750
Amortization of operating lease right-of-use assets	21,091	-

Changes in operating assets and liabilities:
Accounts receivable	15,229	(57,736)
Inventory	(14,333)	(40,079)
Prepaid expenses and other current assets	38,648	720,314
Deferred offering costs	1,336,263	-
Accounts payable	165,765	376,056
Other accrued expenses	(18,306)	51,363
Accrued expenses - related parties	345,212	-
Accrued interest	66,814	1,065,705
Accrued interest - related parties	15,551	11,796
Contract liability	25,000	-
Operating lease liabilities	(30,141)	-

Cash used in operating activities	(2,200,446)	(3,630,502)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(48,800)	(208,883)
Cash received for sale of machinery and equipment	59,000	-

Cash provided by (used in) investing activities	10,200	(208,883)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(24,000)	(48,000)
Repayment of short-term promissory note and lines of credit	-	(227)
Proceeds from sale of stock	1,754,871	-
Proceeds from promissory note	-	4,865,000
Proceeds from promissory note, related parties	140,000	250,000
Proceeds from convertible debentures	-	1,500,000
Proceeds from convertible debentures, receipt from escrow	-	(3,900,000)
Proceeds from sale of Series E Preferred Shares	150,000	-

Cash provided by financing activities	2,020,871	2,666,773

NET CHANGE IN CASH	(169,375)	(1,172,612)

CASH AT BEGINNING OF PERIOD	216,465	1,734,040

CASH AT END OF PERIOD	$47,090	$561,428

INTEREST PAID	$616	$4,162

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$-	$915,883
Shares issued upon conversion of Preferred stock	$828,000	1,560,000
Dividends on Series E Preferred stock	$345,209	$-
Dividends in kind issued	$516,000	$-
Shares issued/to be issued, for legal settlement	$272,743	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2023, the Company had a net loss available for common stockholders of approximately $5,419,000. As of September 30, 2023, the Company had an accumulated deficit of approximately $172,952,000 and a working capital deficit of approximately $10,257,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended September 30, 2023, the Company received net cash proceeds of approximately $1,865,000 from the sale of common shares (See Note 8), $150,000 from the sale of Series E Preferred stock and the Company received $140,000 proceeds from the issuance of promissory notes, related parties. Subsequent to period end, the Company received approximately $166,000 for the sale of common shares (See Note 12).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended September 30, 2023 and 2022 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission(“SEC”). These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2023.

The condensed consolidated balance sheet at March 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NSC, NS Global, and NAS. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. As of the three months ended September 30, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 900,072,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 216,017,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. As of the six months ended September 30, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 751,323,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 of Series E Redeemable Convertible Preferred shares whose approximately 2,656,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 180,333,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 259,759,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,573,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at the balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in the operating results or within comprehensive income (loss) of the respective period. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in operating results in the period the remeasurement occurred.

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2023 and March 31, 2023.

The warrant liabilities and fair value option on Restructured notes, are Level 3 fair value measurements.

The following is a summary of activity of Level 3 derivatives during the six months ended September 30, 2023 and the year ended March 31, 2023:

Warrant liability

	September 30, 2023	March 31, 2023
	(unaudited)
Warrant liability balance at beginning of period	$355,000	$3,923,000
Change in fair value	(270,000)	(3,568,000)
Balance at end of period	$85,000	$355,000

At September 30, 2023, the fair value of the warrant liability was estimated using a Black Sholes option pricing model with the following inputs: the price of the Company’s common stock of $0.025; a risk-free interest rate ranging from 3.81% to 4.80%; and expected volatility of the Company’s common stock ranging from 109.2% to 115.3% and the remaining terms of each warrant issuance.

At March 31, 2023, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81% and expected volatility of the Company’s common stock ranging from 113.6% to 121.0% and the remaining terms of each warrant issuance.

Restructured August and Senior Notes Payable

	September 30, 2023	March 31, 2023
Restructured notes payable fair value at beginning of period	$23,690,000	$-
Reclass of accrued interest	907,634	-
Fair value of restructured notes payable upon Restructuring Agreement	-	20,847,867
Change in fair value	(667,634)	2,842,133
Restructured notes payable fair value at end of period	$23,930,000	$23,690,000

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under the fair value option within ASC Topic 825, “Financial Instruments.” . The fair value for both periods is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 40% present value factor. In accordance with ASC 825, the Company chose to present the component for the accrued interest in the same line item on the accompanying condensed consolidated balance sheet with the fair value option, and as of April 1, 2023, reclassed the accrued interest to not be presented as a separate line item.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2023 and March 31, 2023.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2023 and March 31, 2023, the Company’s cash balance exceeded FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three months ended September 30, 2023 and September 30, 2022, the amortization of the patents was $97,500 and $97,500 and in the amortization of the license rights was $270,000 and $270,000, respectively. For the six months ended September 30, 2023 and September 30, 2022, the amortization of the patents was $195,000 and $195,000 and the amortization of the license rights was $540,000 and $540,000, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of September 30, 2023, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

License agreements

On August 25, 2021, the Company, through its 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”).Both Rights agreements are for a 10-year term, which shall automatically renew for ten-year successive terms. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the territory, which will be named the NSI Technologies and Equipment (“NSI Technologies”).

The terms of the Agreements set forth that NAS will pay Hydrenesis 12.5% royalty fees. The royalties are calculated per all customer or sub-license revenue generated by NAS, NSI or any affiliate, from the sale or rental of either the Technologies or Hydrenesis Equipment, based on gross revenue less returns, rebates and sales taxes. There are sales milestones for exclusivity, whereby if NAS fails to achieve a sales milestone starting in Year 3, the exclusivity rights in both of the Rights agreements shall revert to non-exclusive rights. To maintain the exclusivity for the subsequent year, the Company may pay the amount of the royalty fees that would have been due if the Sales Milestones had been met in the current year.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors. Additionally, the Company will sell or rent the NSI Technologies.

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

	Six months ended
	September 30, 2023	September 30, 2022

Shrimp sales	$55,872	$88,061
Technology and equipment services	175,000	—
Total revenues	$263,882	$88,061

On May 21, 2023, the Company entered into a six-month agreement with a company for the use of the NSI Technologies Per the agreement, the customer is to pay a total of $300,000 comprised of an initial payment equal to $150,000 at execution of the contract and then $25,000 per month for the combined total of the Service Fee. As of September 30, 2023, the Company has received $175,000, comprised of the initial payment and $25,000 related to the monthly service fees which began September 1, 2023.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options”, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260 to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

As of September 30, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2023, through the date which the unaudited condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of September 30, 2023 and March 31, 2023 is as follows:

	September 30, 2023	March 31, 2023
	(unaudited)
Land	$324,293	$324,293
Buildings	5,509,918	5,495,150
Machinery and equipment	12,306,776	12,293,112
Autos and trucks	260,043	307,227
	18,401,030	18,419,782
Accumulated depreciation	(4,223,180)	(3,376,067)
Fixed assets, net	$14,177,850	$15,043,715

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $437,000 and $408,000 and $872,000 and $933,000 for the three and six months ended September 30, 2023 and 2022, respectively.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of September 30, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2023 and March 31, 2023.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18. 5% as of September 30, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2023 and March 31, 2023.

NOTE 5 –NOTES PAYABLE

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid. The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta Acquisition Corporation (Note 11), for a contribution to a required extension fee for the business combination. On November 20, 2023, the maturity date was extended to June 30, 2024.

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta Investment”), with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation, (“Merger Agreement”). Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 11, the Merger Agreement was terminated, and management believes the promissory note will be settled in the Breakup Fee.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta Investment, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation. Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 11, the Merger Agreement was terminated, and management believes the promissory note will be settled in the Breakup Fee.

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of September 30, 2023 and March 31, 2023 was $95,604 and $119,604, respectively, with the balance as of September 30, 2023 and $96,000 for the year end March 31, 2023, classified in current liabilities, on the condensed consolidated balance sheets.

NOTE 6 – RESTRUCTURED AUGUST NOTE PAYABLE

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on August 17, 2022. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $5,433,333. The Note has an interest rate of 12% per annum, with a maturity date nine months from the issuance date of the Note . The Note carried an original issue discount totaling $433,333 and a transaction expense amount of $10,000, both of which are included in the principal balance of the Note. On the closing date the Company received $1,100,000, with $3,900,000 put into escrow to be held until certain terms were to be met, which included $3,400,000 upon the completion of a successful uplist to NYSE or NASDAQ. The SPA includes a Security Agreement, whereby the note is secured by the collateral set forth in the agreement, covering all of the assets of the Company. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the outstanding balance being paid (the “Exit Fee”). As the Exit Fee is to be included in every settlement of the Note, an additional 15% of the principal balance, which totals $816,500, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount.

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 11), on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructured August Note decreased the principal to $1,748,667, less an OID of $138,667, and the amount in escrow was returned to the investor, The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $272,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. (See Note 11) On November 20, 2023, the maturity date was extended to June 30, 2024.

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of September 30, 2023 at approximately $2,250,000, with a change in fair value of approximately $(150,000) recognized in the accompanying condensed consolidated Statement of Operations. The August Note was revalued as of March 31, 2023 at approximately $2,400,000, with a change in fair value of approximately $467,000. As of September 30, 2023, the accrued interest from the restructuring date, which is included in the fair value is approximately $271,000.

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

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 11), The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Senior Note; after which the remaining balance of the Senior Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Merger Agreement closing date (“Closing Date”) or the termination of such agreement. All payments made shall be subject to an Exit Fee of 15% of the portion of the outstanding balance being paid. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, a termination, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) uplist terms in which the Company was to cause the common stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ, were removed, ii) Maturity date was modified from December 15, 2023 to 12 months from the Closing or termination of the Merger Agreement, provided not to be later than September 30, 2024, and iii) the outstanding balance of the Senior Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of June 30, 2023, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement (See Note 11). Based on the termination in July of 2023, the equal monthly payments were to begin on September 20, 2023. On November 20, 2023, the Investor issued a waiver to the Company on the equal monthly payments, which are not currently required to be paid.

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of September 30, 2023, the Company is in full compliance with the covenants and Events of Default.

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

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of September 30, 2023 at approximately $21,680,000, with a change in fair value of approximately $390,000 recognized in the Company’s accompanying condensed consolidated Statement of Operations. The Senior Note was revalued as of March 31, 2023, at approximately $21,290,000, with a change in fair value of approximately $2,376,000 recognized in the accompanying condensed consolidated Statement of Operations. As of September 30, 2023, the accrued interest from the restructuring date, which is included in the fair value is approximately $4,201,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On September 28, 2023, the Company increased their authorized common shares to 1,400,000,000.

Preferred Stock

As of September 30, 2023 and March 31, 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding, 10,000 shares Series E preferred stock are authorized and 1,656 and 1,670 outstanding, respectively, and 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, respectively.

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

On May 1, 2023, one of the holders converted 600 Series E Preferred Stock into 23,989,570 shares of common stock. The conversion represented their remaining Series E Preferred Stock outstanding as of that date, including the 10% increase, accrued dividends in kind of $516,000 and the 15% Exit Fee of $108,000.

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

In the three months ended June 30, 2023, the Company sold 11,981,706 shares of common stock at a net amount of approximately $376000, at a share price of $0.03, of the GHS Purchase Agreement.

In the year ended March 31, 2023, the Company sold 52,018,294 shares of common stock at a net amount of approximately $3,076,000, at share prices ranging from $0.04 to $0.10.

$10,000,000 Common Stock Equity Financing

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

In the three months ended September 30, 2023, the Company sold 31,808,246 shares of common stock at a net amount of approximately $566,000, at share price of $0.02 related to the Equity Financing Agreement.

GHS 2023 Purchase Agreement

On May 9, 2023, the Company entered into a purchase agreement (the “GHS 2023 Purchase Agreement”) with GHS pursuant which the Company may require GHS to purchase a maximum of up to 45,923,929 shares of the Company’s common stock (“GHS 2023 Purchase Shares”) based on a total aggregate purchase price of up to $6,000,000 over a one-year term that ends on May 9, 2024. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

The GHS 2023 Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, the Company has the right from time to time during the term of the agreement, in its sole discretion, to deliver to GHS a purchase notice (a “Purchase Notice”) directing GHS to purchase (each, a “GHS Purchase”) a specified number of GHS 2023 Purchase Shares. A GHS Purchase will be made in a minimum amount of $10,000 and up to a maximum of $1,500,000 and provided that, the purchase amount for any purchase will not exceed 200% of the average of the daily trading dollar volume of the Company’s common stock during the 10 business days preceding the purchase date. Notwithstanding the foregoing dollar limitations, the Company and GHS may, from time to time, mutually agree (in writing) to waive the aforementioned limitations for a relevant Purchase Notice, which waiver, for the avoidance of doubt, shall not exceed the 4.99% beneficial ownership limitation contained in the GHS Purchase Agreement. The “Purchase Price” means, with respect to a purchase made pursuant to the GHS Purchase Agreement, 90% of the lowest VWAP (as defined in the GHS 2023 Purchase Agreement) during the Valuation Period (the ten (10) consecutive business days immediately preceding, but not including, the applicable purchase date). The Company shall deliver a number of GHS 2023 Purchase Shares equal to 112.5% of the aggregate purchase amount for such GHS Purchase divided by the Purchase Price per share for such GHS Purchase, against payment by GHS to the Company of the purchase amount with respect to such Purchase (less documented deposit and clearing fees, if any), as full payment for such GHS Purchase Shares via wire transfer of immediately available funds.

If there are any default events, as set forth in the GHS Purchase Agreement, has occurred and is continuing, the Company shall not deliver to GHS any Purchase Notice.

Further, pursuant to the terms of the GHS 2023 Purchase Agreement, from May 9, 2023 until the date that is the later of (i) the closing of the transactions whereby Yotta Merger Sub, Inc. will merge with and into the Company, with the Company as the surviving company (the “Merger”); and (ii) the 12 month anniversary of the initial closing pursuant to the Section 2(a) of GHS Purchase Agreement, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in any financing, up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing. Following the Merger, the Participation Maximum shall be 50% of the Subsequent Financing.

In the three months ended June 30, 2023, the Company sold 28,205,605 shares of common stock at a net amount of approximately $923,000, at share prices ranging from $0.03 to $0.04 related to the GHS 2023 Purchase Agreement.

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

The 18,573,116 warrants outstanding as of September 30, 2023, were revalued as of period end for a fair value of $85,000, with a decrease in the fair value of $270,000 recognized on the accompanying condensed consolidated Statement of Operations. The fair value of the warrant liability was estimated using Black Scholes Model, with the following inputs: a risk-free interest rate ranging from 3.81% to 4.80%; and expected volatility of the Company’s common stock ranging from 109.2% to 115.3% and the remaining terms of each warrant issuance.

The 18,573,116 warrants outstanding as of September 30, 2022, were revalued as of period end for a fair value of $2,047,000, with a decrease in the fair value of $1,876,000 recognized on the accompanying condensed consolidated Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.15; a risk-free interest rate of 4.06% to 4.25%, the expected volatility of the Company’s common stock ranging from 124.6% to 174.8%; the estimated remaining term, a dividend rate of 0%,

NOTE 9 – RELATED PARTY TRANSACTIONS

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer (“CFO”) a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the CTO compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the year ended March 31, 2022, $200,000 was paid each to the President and CTO, with a total of $200,000 remaining in accrued expenses, related parties, as of September 30, 2023 and March 31, 2023.

Promissory Note

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

For the three and six months ended September 30, 2023, the interest expense for the related party promissory notes was $9,301 and $15,551 and $3,522 and $3,522, respectively. As of September 30, 2023 and March 31, 2023, the accrued interest related to the related party promissory notes was approximately $36,000 and $22,000, respectively.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both September 30, 2023 and March 31, 2023. As of both September 30, 2023 and March 31, 2023, accrued interest payable was approximately $74,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both September 30, 2023 and March 31, 2023, and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of September 30, 2023 and March 31, 2023, accrued interest payable was approximately $146,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at September 30, 2023 and March 31, 2023 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets.

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

The following is a schedule of maturities of lease liabilities as of September 30, 2023:

2024	$43,902
2025	87,804
2026	54,709
Total future minimum lease payments	186,415
Less: imputed interest	3,563
Total	$182,852

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

On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement pursuant to Section 10.2(b) thereof based on breaches by Yotta of certain representations in the Merger Agreement that would render impossible the satisfaction of certain conditions to the Company’s obligations to consummate the transactions contemplated by the Merger Agreement. In particular, Yotta will not be able to comply with the provision of its Amended and Restated Certificate of Incorporation that prohibits Yotta from consummating an initial business combination unless it has net tangible assets of at least $5,000,001 upon consummation of such initial business combination. This conflicts with Yotta’s representation in the Merger Agreement that its consummation of the transactions contemplated by the Merger Agreement will not conflict with its organizational documents. The Company also cited delays in the SEC registration process that are attributable to Yotta, which breached its covenant pursuant to the Merger Agreement to use its reasonable best efforts to take all actions reasonably necessary or advisable to consummate the transactions contemplated by Merger Agreement as promptly as reasonably practicable. Per the Merger Agreement, if one of the parties validly terminates the Merger Agreement there will be a Breakup Fee of $3,000,000 to be paid to them by the other party. The Breakup Fee is not intended to be a penalty, but instead is liquidated damages to compensate the party which requests the termination, to not have any further liability with respect to the Merger Agreement. As of this filing date, Yotta has not responded to the Company’s notice of termination and the Company has not sought payment of the Breakup Fee beyond the July 20th notice.

NOTE 12 – SUBSEQUENT EVENTS

Common Shares Issued to Employees

On October 10, 2023, a new employee was issued 50,000 shares of common stock as a signing bonus with a total fair value of $1,100, based on the market price of $0.02250 on the grant date.

Subsequent to the period end, in October 2023, the Company sold 10,443,858 shares of common stock at a net amount of approximately $166,000, at share prices of $0.02, in relation to the Equity Financing Agreement. In addition, on October 31, 2023, the Company issued GHS 7,868,985 shares of common stock, for no purchase price, as consideration resulting from GHS receiving a phishing email informing them to wire a purchase price to an incorrect bank, resulting in the Company not receiving the wire and for which GHS resent a second wire to the Company’s correct bank.

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

We began making regular weekly sales of live shrimp from our Iowa production facility in November 2021 and from our Texas production facility in June 2022. Although our revenues were initially limited, our gross sales for the fiscal year ended March 31, 2023 increased significantly as compared to the fiscal year ended March 31, 2022. The Company is using its aforementioned platform technologies to retrofit 344,000 square feet of its existing Iowa facilities that we expect will, once fully operational, produce 18,000 pounds of shrimp per week. We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 24,000 pounds of shrimp production per week by the third or fourth calendar quarter of 2024. We can, however, provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenue

We had gross sales revenue of $58,010 and $51,725, respectively, during the three months ended September 30, 2023 and 2022, an increase of approximately $6,000, or 12%.

Our increase in gross sales revenue during the three months ended September 30, 2023 over the same period in the prior year was a result of the revenue recognized in the current quarter of the first monthly $25,000 service fee connected to the contract for the use of the NSI Technologies, with a decrease in the sale of shrimp over the same period last year. In the same period in the prior year our sale of shrimp to two customers directly during fiscal 2023 that had been made exclusively through a consultant during fiscal 2022 and the increased production of shrimp available for sale, which resulted in us being able to sell more shrimp to meet existing demand.

We had net revenues of $7,010 and $51,725, respectively, during the three months ended September 30, 2023 and 2022. The decrease in net revenues for the second quarter of fiscal 2024 is the result of the decrease in gross sale of shrimp revenue, with the inclusion of the NSI Technologies $25,000 monthly payment, offset by the cost of sales in the second quarter of fiscal 2024, which was not recognized during the prior period.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Additionally, in the current period, there is the cost of sales related to the contract for the use of the NSI Technology, which is approximately $25,000. Cost of sales were $51,000 and $0, respectively, during the three months ended September 30, 2023 and 2022.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

Salaries and related expenses	$497,219	$540,773
Professional services	1,534,687	312,470
Other general and administrative expenses	371,986	540,716
Rent	-	55,633
Facility operations	157,517	488,427
Research and development	-	4,000
Depreciation	436,870	408,232
Amortization	367,500	367,500
Total	$3,365,779	$2,717,751

Operating expenses for the three months ended September 30, 2023 were $3,365,779, which is a 23.8% increase over operating expenses of $2,717,751 for the same period in 2022. The overall change in expenses is mainly the result of the termination of the Merger Agreement, and therefore the expense of the previous Deferred offering costs of $1,394,366, which resulted in an increase in professional services expense. This increase was offset by decreases in the current period where there was an approximately $331,000 decrease in facility operations relating to the progress of the commercial operations in the new plant in Iowa as well as in Texas, and the fact that some facility operations now being considered as cost of revenue. Additionally, general and administrative expenses decreased by approximately $169,000 in the current period, as well as the salaries being decreased by approximately $44,000. Lastly, we did not pay our rent in the current period, but instead used the prepaid deposit against the rent expense.

Other Income (Expense)

The following table summarizes the various components of our other income (expense) for each of the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Interest expense	$(38,698)	$(579,291)
Interest expense – related parties	(9,301)	(3,522)
Amortization of debt discount	-	(2,136,389)
Change in fair value of derivative liability	-	(18,241,000)
Change in fair value of warrant liability	220,000	(39,000)
Loss due to fire	-	(863,117)
Change in fair value of restructured notes	530,000	-

Gain on sale of machinery and equipment	10,229	-
Total	$712,230	$(21,862,319)

Other Income(expense) for the three months ended September 30, 2023, increased approximately $22,045,000 into Other income, from the same period in the prior year, due almost entirely to the restructuring of the convertible and August note, which resulted in the removal of the derivative related to the conversion feature and the debt discount as a result of the accounting treatment as an extinguishment of debt. This resulted in the prior period of a decrease in a fair value of derivative liability of $18,241,000, and the full amortization of the related debt discounts of $2,136,389. Further, due to the election to account for the restructured notes under the fair value option, in the current period there is a change in fair value of the restructured notes, and the interest expense is not recognized separately in the condensed consolidated statement of operations but included in the change in fair value of the restructured notes. Additionally, in the prior period there was a loss due to a fire which occurred on July 3, 2022, in our building containing the water treatment and purification system in La Coste, Texas.

The Company originally recognized the warrant liability in December 2021 and revaluates it at each period-end. The decrease in the fair value for the three months ended September 30, 2023, as compared to the prior year end, resulted in a $220,000 recognition as income during the three months ended September 30, 2023, compared to an increase in fair value as of September 30, 2022, which resulted in $39,000 in expense during the three months ended September 30, 2022.

Comparison of the Six Months Ended September 30, 2023 to the Six Months Ended September 30, 2022

Revenue

We had gross sales revenue of $263,882 and $88,061, respectively, during the six months ended September 30, 2023 and 2022, an increase of approximately $176,000, or 200%.

Our increase in gross sales revenue during the six months ended September 30, 2023 over the prior period was a result mainly of the Company entering into a six-month agreement with a company for the use of the Hydrenesis Technology and Equipment on May 21, 2023, for an initial payment of $150,000 and the receipt of the first monthly payment of $25,000.

We had net revenues of $163,141 and $88,061, respectively, during the six months ended September 30, 2023 and 2022. The increase in net revenues for the six months ended September 30, 2023 is the result of the increase in gross sales revenue, with the inclusion of the NSI Technologies contract, offset by the cost of sales in the six months ended September 30, 2023, which was not recognized during the prior period.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Additionally, in the current six-month period, there is the cost of sales related to the contract for the use of the NSI Technologies, which is approximately $25,000. Cost of sales were $100,741 and $0, respectively, during the six months ended September 30, 2023 and 2022.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the six months ended September 30, 2023 and September 30, 2022:

	Six Months Ended September 30,
	2023	2022

Salaries and related expenses	$1,009,944	$984,076
Professional fees	1,845,944	746,440
Other general and administrative expenses	824,859	962,853
Rent	22,313	82,255
Facility operations	515,775	1,020,163
Research and development	-	176,643
Depreciation	871,679	933,461
Amortization	735,000	735,000
Total	$5,824,797	$5,640,891

Operating expenses for the six months ended September 30, 2023 increased $183,906, or 3.3%, compared to the same period in 2022, primarily due to an increase in professional fees as a result of the termination of the Merger Agreement which caused the expense of the previous Deferred offering costs of $1,394,366. There was also a slight increase of approximately $26,000 for additional salaries for new employees. These increases were offset by decreases in the current period where there was an approximately $504,000 decrease in facility operations relating to the progress of the commercial operations in the new plant in Iowa as well as in Texas, and the fact that some facility operations now being considered as cost of revenue. The general and administrative expenses decreased by approximately $138,000 in the current period. Additionally, as a result of the production of the shrimp there was not any research and development in the current period. Lastly, the rent expense decreased by approximately $60,000 as we did not pay our rent in the current period, but instead used the prepaid deposit against the rent expense.

Other income (expense)

The following table summarizes the various components of our Other income(expense) for each of the six months ended September 30, 2023 and September 30, 2022:

	Six Months Ended September 30,
	2023	2022

Interest expense	$(41,411)	$(1,081,663)
Interest expense - related parties	(15,551)	(3,522)
Amortization of debt discount	-	(4,176,389)
Change in fair value of derivative liability	-	(16,927,000)
Change in fair value of warrant liability	270,000	(1,876,000)
Change in fair value of restructured notes	667,634	-
Loss due to fire	-	(863,117)
Gain on sale of machinery and equipment	16,014	-
Total	$716,686	$(21,175,691)

Other Income (expense) for the six months ended September 30, 2023, increased approximately $21,362,000 into Other income, from the same period in the prior year, due almost entirely to the restructuring of the convertible and August note, which resulted in the removal of the derivative related to the conversion feature and the debt discount as a result of the accounting treatment as an extinguishment of debt. Therefore, while there is no change in fair value of a derivative liability or amortization of debt discount in the six months ended September 30, 2023, in the six months ended September 30, 2022 there is a decrease in a fair value of derivative liability of $16,927,000, and amortization of the debt discounts of $4,176,389. Further, due to the election to account for the restructured notes under the fair value option, in the current period there is a change in fair value of the restructured notes, and the interest expense is not recognized separately in the condensed consolidated statement of operations but included in the change in fair value of the restructured notes.

The Company originally recognized the warrant liability in December 2021 and revaluates it at each period-end. The decrease in the fair value for the six months ended September 30, 2023, as compared to the prior year end, resulted in a $270,000 recognition as income during the six months ended September 30, 2023, compared to an increase in fair value as of September 30, 2022, which resulted in $1,876,000 in expense during the six months ended September 30, 2022.

On July 3, 2022, the Company’s building containing its water treatment and purification system in La Coste, Texas was completely destroyed in a fire. This resulted in the $863,117 loss due to fire recognized in the six months ended September 30, 2022.

Liquidity, Financial Condition and Capital Resources

As of September 30, 2023, we had cash on hand of approximately $47,000 and working capital deficiency of approximately $10,597,000, as compared to cash on hand of approximately $216,000 and a working capital deficiency of approximately $9,339,000 as of March 31, 2023. The working capital deficiency for the six months ended September 30, 2023, as compared to the March 31, 2023 year end has an increase (a reduced working capital deficiency) of 13.5%. This is mainly due to the decrease in cash on-hand and current period expense of the previous Deferred offering costs, offset by a slight decrease in current liabilities from the reclass of the accrued interest into the inclusion in the line item for the fair value of the restructured notes offset by new promissory notes.

Working Capital Deficiency

The following table summarizes our working capital deficiency as of September 30, 2023 and March 31, 2023:

	September 30,	March 31,
	2023	2023
Current assets	$337,189	$1,882,371
Current liabilities	10,593,787	11,221,783
Working capital deficiency	$(10,256,598)	$(9,339,412)

Current assets decreased mainly as the deferred offering costs relating to the Merger Agreement were no longer to be recognized as a current asset based on the Merger termination and were expensed in July 2023. Additionally, the assets decreased because of the use of the cash on hand. The decrease in current liabilities is primarily due to the reclass of the accrued interest on the restructured notes into the line item for the fair value of the restructured notes, which only the Restructured August note payable is in the current liabilities, off set by the increase in accrued expenses to related parties and the fair value of the Restructured August note.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2023 and 2022:

	Six months Ended September 30,
	2023	2022
Net cash used in operating activities	$(2,200,446)	$(3,630,503)
Net cash provided by (used in) investing activities	10,200	(208,883)
Net cash provided by financing activities	2,020,871	2,666,773
Net change in cash	$(169,375)	$(1,172,613)

Net cash used in operating activities during the six months ended September 30, 2023, was a decrease of approximately $1,430,000 as compared to the same period in 2022. The decrease in cash used is primarily due to the current period expense of the deferred offering costs of $1,336,263 due to the termination of the Merger Agreement, as well as a decrease in prepaid expenses and an increase in accrued expense for related parties, which is accrued payroll. Additionally, there was accrued interest activity in the prior six-month period, but no accrued interest activity in the current six-month period.

The net cash provided by investing activities in the six months ended September 30, 2023 increased by approximately $219,000 compared to net cash used by investing activities for the same period in the prior fiscal year. During the current period cash was only used to purchase approximately $49,000 and offset by $59,000 received for the sale of machinery and equipment as compared to only cash used to purchase fixed assets which consists of approximately $208,000 for the prior year period.

The net cash provided by financing activities decreased by approximately $646,000 between periods. For the current period, the Company received approximately $1,755,000 for the sale of shares of common stock, $150,000 from the sale of Series E Preferred Shares and $140,000 from promissory notes with related parties. In the same period in the prior year the Company received $4,865,000 from the original August promissory note, $1,500,000 that had been held in escrow from the convertible note they entered into in December of 2021, and $250,000 proceeds from related party promissory notes. This was offset in the six months ended September 30, 2022, by the removal of $3,900,000 that had been held in escrow upon the restructuring of the August promissory note.

Our cash position was approximately $47,000 as of September 30, 2023. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of September 30, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2023 and March 31, 2023.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18. 50% as of September 30, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at September 30, 2023 and March 31, 2023.

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

In the three months ended June 30, 2023, the Company sold 11,981,706 shares of common stock at a net amount of approximately $376000, at a share price of $0.03, of the GHS Purchase Agreement.

$10,000,000 Common Stock Equity Financing

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

In the three months ended September 30, 2023, the Company sold 31,808,246 shares of common stock at a net amount of approximately $566,000, at share price of $0.02 related to the Equity Financing Agreement.

GHS 2023 Purchase Agreement

On May 9, 2023, the Company entered into a purchase agreement (the “GHS 2023 Purchase Agreement”) with GHS pursuant which the Company may require GHS to purchase a maximum of up to 45,923,929 shares of the Company’s common stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $6,000,000 over a one-year term that ends on May 9, 2024. The Company intends to use the net proceeds from this offering for working capital and general corporate purposes.

The GHS 2023 Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, the Company has the right from time to time during the term of the agreement, in its sole discretion, to deliver to GHS a purchase notice (a “Purchase Notice”) directing GHS to purchase (each, a “GHS Purchase”) a specified number of GHS Purchase Shares. A GHS Purchase will be made in a minimum amount of $10,000 and up to a maximum of $1,500,000 and provided that, the purchase amount for any purchase will not exceed 200% of the average of the daily trading dollar volume of the Company’s common stock during the 10 business days preceding the purchase date. Notwithstanding the foregoing dollar limitations, the Company and GHS may, from time to time, mutually agree (in writing) to waive the aforementioned limitations for a relevant Purchase Notice, which waiver, for the avoidance of doubt, shall not exceed the 4.99% beneficial ownership limitation contained in the GHS 2023 Purchase Agreement. The “Purchase Price” means, with respect to a purchase made pursuant to the GHS 2023 Purchase Agreement, 90% of the lowest VWAP (as defined in the GHS 2023 Purchase Agreement) during the Valuation Period (the ten (10) consecutive business days immediately preceding, but not including, the applicable purchase date). The Company shall deliver a number of GHS Purchase Shares equal to 112.5% of the aggregate purchase amount for such GHS Purchase divided by the Purchase Price per share for such GHS Purchase, against payment by GHS to the Company of the purchase amount with respect to such Purchase (less documented deposit and clearing fees, if any), as full payment for such GHS Purchase Shares via wire transfer of immediately available funds.

If there are any default events, as set forth in the GHS 2023 Purchase Agreement, has occurred and is continuing, the Company shall not deliver to GHS any Purchase Notice.

Further, pursuant to the terms of the GHS 2023 Purchase Agreement, from May 9, 2023 until the date that is the later of (i) the closing of the transactions whereby Yotta Merger Sub, Inc. will merge with and into the Company, with the Company as the surviving company (the “Merger”); and (ii) the 12 month anniversary of the initial closing pursuant to the Section 2(a) of GHS Purchase Agreement, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in any financing, up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing. Following the Merger, the Participation Maximum shall be 50% of the Subsequent Financing.

In the three months ended June 30, 2023, the Company sold 28,205,605 shares of common stock at a net amount of approximately $923,000, at share prices ranging from $0.03 to $0.04 related to the GHS 2023 Purchase Agreement.

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the outstanding balance being paid. The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta, for a contribution to a required extension fee for the business combination. On November 20, 2023, the maturity date was extended to June 30, 2024.

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta”), with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta (“Merger Agreement”). Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. The Merger Agreement was terminated, and management believes the promissory note will be settled in the Breakup Fee.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta. Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. The Merger Agreement was terminated, and management believes the promissory note will be settled in the Breakup Fee.

Secured Promissory Note

On August 17, 2022, Streeterville purchased from us the August Note. The August Note has an annual interest rate of 12% and was to mature nine months from the effective date. The August Note carried an original issue discount (“OID”) totaling $433,333 and a transaction expense amount of $10,000, both of which are included in its principal balance. At issuance the Company received $1.1 million, with $3.9 million put into escrow to be held until certain terms are met, which includes $3.4 million upon the listing of the NaturalShrimp Common Stock on the New York Stock Exchange (“NYSE”) or Nasdaq. The August Note also provided that if the Company did not effect the listing of the NaturalShrimp Common Stock by November 15, 2022, the then-current outstanding balance on the August Note increased by 10%, and that following such listing, while the August Note was still outstanding, 10 days after the Company sold any shares of NaturalShrimp Common Stock or NaturalShrimp Preferred Stock, it would have been required to make a mandatory prepayment on the August Note equal to the greater of $3.0 million or 33% of the gross proceeds of such equity sale. The August Note is secured by all of the assets of the Company. All payments made by the Company on the note, including upon repayment at maturity, is subject to an exit fee of 15% of the portion of the outstanding balance being paid.

In conjunction with the Merger Agreement, the Company entered into a Restructuring Agreement with respect to the August Note through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which (i) the uplist terms were removed, (ii) in the event that the Closing does not occur on or before December 31, 2022, the then-current outstanding balance will be increased by 2% and will increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and (iii) the outstanding balance of the August Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain Streeterville’s consent or notify Streeterville for certain major equity related transactions. On November 20, 2023, the maturity date was extended to June 30, 2024.

We analyzed the restructured August Note under ASC 470-50 as to whether the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1.9 million, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b), a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the August Note as to whether it fell under the guidance of embedded derivatives and was required to be bifurcated. The August Note was revalued as of September 30, 2023 at approximately $2,250,000, with a change in fair value of approximately $(150,000) recognized in the condensed consolidated statement of operations.

Promissory Note — related parties

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date.

On August 10, 2022, the Company entered into a loan agreement for an aggregate of $300,000 with six related parties, which is to be considered priority debt of the Company. As of the date of this report, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due one year from the date of the note. For the three and six months ended September 30, 2023, the interest expense for the related party promissory notes was $9,301 and $15,551 and $3,522 and $3,522, respectively. As of September 30, 2023 and March 31, 2023, the accrued interest related to the related party promissory notes was approximately $36,000 and $22,000, respectively.

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

As of June 30, 2023, the Merger had not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. Based on the termination in July of 2023, the equal monthly payments were to begin on September 20, 2023, to be paid in full no later than June 30, 2024. On November 20, 2023, the Investor issued a waiver to the Company on the equal monthly payments, which are not currently required to be paid.

We analyzed the Restructured Senior Note under ASC 470-50 as to if the changes in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the Restructured Senior Note is determined to be fundamentally different from the original Convertible Note. As such, with the removal of the Convertible Note and its debt discount and accrued interest as compared to the Restructured Senior Note with a fair value of approximately $18.9 million, there was a gain in extinguishment of approximately $2.5 million. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, we will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. We revalued the Restructured Senior Note as of September 30, 2023 at approximately $21,680,000, with a change in fair value of approximately $390,000 recognized in the Company’s condensed consolidated statement of operations.

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

As of September 30, 2023 there were 1,656 shares of Series E Preferred Stock remaining outstanding.

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

Going Concern and Management Liquidity Plans

The condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. For the six months ended September 30, 2023, the Company had a net loss available for common stockholders of approximately $5,418,000. As of September 30, 2023, the Company had an accumulated deficit of approximately $172,9582,000 and a working capital deficit of approximately $10,257,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended September 30, 2023, the Company received net cash proceeds of approximately $1,865,000 from the sale of common shares.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the three months ended September 30, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 900,072,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 216,017,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended September 30, 2022, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 751,323,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 of Series E Redeemable Convertible Preferred shares whose approximately 2,656,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 180,333,000 underlying common shares, approximately $18,768,000 in a convertible debenture whose approximately 259,759,000 underlying shares are convertible at the holders’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days and 18,573,429 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, and, as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors. Additionally, the Company will sell or rent either the NSI Technologies or Equipment.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2023.

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

During the period ending September 30, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2023 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K except as follows :

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
Date: November 20, 2023

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 20, 2023

