Form 10-Q
period 2023-12-31
NaturalShrimp Inc
filed 2024-02-14
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURALSHRIMP INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13601 Preston Road, Suite E1092, Dallas, TX 75240	75240
(Address of Principal Executive Offices)	(Zip Code)

(888) 791-9474

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

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

As of February 14, 2024, there were 1,044,421,186 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated Balance Sheets

	December 31, 2023	March 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$36,315	$216,465
Accounts receivable	16,321	17,325
Inventory	38,669	25,725
Prepaid expenses	242,632	286,593
Deferred offering costs	-	1,336,263

Total current assets	333,937	1,882,371

Fixed assets, net	13,763,637	15,043,715

Other assets
Construction-in-process	25,130	25,130
Patents, net	5,976,000	6,268,500
License Agreement, net	8,332,376	9,142,376
Right of Use asset	9,394	204,243
Deposits	20,633	20,633

Total other assets	14,363,533	15,660,882

Total assets	$28,461,107	$32,586,968

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,679,009	$3,510,206
Accrued interest	96,390	923,387
Accrued interest - related parties	244,843	219,542
Other accrued expenses	1,295,246	1,314,961
Accrued expenses - related parties	924,204	400,306
Contract liability	25,000	-
Short-term Note and Lines of credit	19,817	19,817
Notes payable	663,704	671,100
Restructured August note payable	2,410,000	2,400,000
Notes payable - related parties	880,412	740,412
Dividends payable	479,304	579,248
Warrant liability	17,950	355,000
Lease Liability, current	3,804	87,804

Total current liabilities	10,739,683	11,221,783

Restructured Senior note payable	24,700,000	21,290,000
Note payable, less current maturities	-	23,604
Lease Liability, non-current	5,590	125,189

Total liabilities	35,445,273	32,660,576

Commitments and contingencies (Note 11)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,656 and 1,670 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	1,968,600	2,003,557

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	43,612,000	43,612,000

Series G Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 145 and 0 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	100,000	-

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	500	500

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 994,965,427 and 803,123,748 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	99,560	80,377

Additional paid in capital	125,327,383	121,156,733
Stock to be issued	390,024	662,767
Subscription receivable	(56,250)	(56,250)
Accumulated deficit	(178,425,983)	(167,533,292)
Total stockholders’ deficit	(52,664,766)	(45,689,165)

Total liabilities, mezzanine and stockholders’ deficit	$28,461,107	$32,586,968

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Sales	$101,302	$97,943	$365,184	$186,004
Cost of sales	23,353	-	124,094	-
Net revenue	77,949	97,943	241,090	186,004

Operating expenses:
General and administrative	1,473,637	1,481,195	5,175,980	4,256,819
Research and development	-	14,212	-	190,855
Facility operations	77,103	875,194	592,878	1,895,357
Depreciation	433,053	416,377	1,304,732	1,349,838
Amortization	367,500	367,500	1,102,500	1,102,500
Total operating expenses	2,351,293	3,154,478	8,176,090	8,795,369

Net loss from operations	(2,273,344)	(3,056,535)	(7,935,000)	(8,609,365)

Other income (expense):
Interest expense	(18,033)	(593,331)	(59,444)	(1,674,994)
Interest expense - related parties	(9,750)	(6,250)	(25,301)	(9,772)
Amortization of debt discount	-	(843,494)	-	(5,019,883)
Change in fair value of derivative liability	-	17,738,000	-	811,000
Change in fair value of warrant liability	67,050	1,155,000	337,050	3,031,000
Change in fair value of restructured notes	(3,180,000)	(1,594,515)	(2,512,366)	(1,594,515)
Loss due to fire	-	(6,262)	-	(869,379)
Gain on extinguishment of debt	-	2,383,088	-	2,383,088
Extension fee	(10,000)	-	(190,000)	-
Gain on termination of lease	22,013	-	22,013	-
Gain on sale of machinery and equipment	-	-	16,014	-

Total other income (expense), net	(3,128,720)	18,232,236	(2,412,034)	(2,943,455)

Income (loss) before income taxes	(5,402,064)	15,175,701	(10,347,034)	(11,552,820)

Provision for income taxes	-	-	-	-

Net income (loss)	(5,402,064)	15,175,701	(10,347,034)	(11,552,820)

Amortization of beneficial conversion feature on Preferred shares -		(28,048)	-	(212,048)
Accretion on Preferred shares	(9,300)	(198,333)	(9,300)	(755,333)
Dividends	(59,616)	(60,107)	(464,441)	(481,761)

Net income(loss) available for common stockholders	$(5,470,980)	$14,889,213	$(10,820,775)	$(13,001,961)

Income(Loss) per share (Basic )	$(0.01)	$0.02	$(0.01)	$(0.02)

Income(Loss) per share (Diluted)	$(0.01)	$0.01	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic)	938,229,589	697,586,776	885,304,007	682,750,957

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)	938,229,589	1,629,304,739	885,304,007	682,750,957

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENT of CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Common stock		Additional paid in	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	receivable	deficit	deficit

Balance March 31, 2023	5,000,000	$500	803,123,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)	(45,689,165)

Common stock issued for legal settlement to NSH shareholders	-	-	863,110	86	272,657	(272,743)	-	-	-
Issuance of common shares under financing agreement	-	-	40,187,311	4,019	1,294,493	-	-	-	1,298,512
Conversion of Series E Preferred Shares to common stock	-	-	23,989,570	2,399	825,601	-	-	(350,825)	477,175
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(54,000)	(54,000)
Common stock issued to consultants	-	-	100,000	10	4,690	-	-	-	4,700

Net loss	-	-	-	-	-	-	-	(2,298,431)	(2,298,431)

Balance June 30, 2023	5,000,000	$500	868,263,739	$86,891	$123,554,174	$390,024	$(56,250)	$(170,236,548)	(46,261,209)

Issuance of common shares under financing agreement	-	-	31,808,246	3,181	563,089	-	(109,911)	-	456,359
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(59,616)	(59,616)
Accretion on Series E Preferred shares	-	-	-	-	-	-	-	(9,300)	(9,300)

Net loss	-	-	-	-	-	-	-	(2,646,539)	(2,646,539)

Balance September 30, 2023	5,000,000	$500	900,071,985	$90,072	$124,117,263	$390,024	$(166,161)	$(172,952,003)	(48,520,305)

Issuance of common shares under financing agreement	-	-	44,843,442	4,483	454,025	-	109,911	-	568,419
Shares issued upon exchange of Partitioned Note	-	-	10,000,000	1,000	159,000	-	-	-	160,000
Common stock issued to employee	-	-	50,000	5	1,095	-	-	-	1,100
Common stock issued to consultants	-	-	40,000,000	4,000	596,000	-	-	-	600,000

Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(59,616)	(59,616)
Accretion on Series E Preferred shares	-	-	-	-	-	-	-	(9,300)	(9,300)
Accretion on Series G Preferred shares								(3,000)	(3,000)

Net loss	-	-	-	-	-	-	-	(5,402,064)	(5,402,064)

Balance December 31, 2023	5,000,000	$500	994,965,427	$99,560	$125,327,383	$390,024	$(56,250)	$(178,425,983)	(52,664,766)

Balance March 31, 2022	5,000,000	$500	674,644,124	$67,500	$96,701,607	$20,132,650	$-	$(150,036,023)	$(33,133,765)

Common stock issued for legal settlement to NSH shareholders	-	-	61,154,136	6,112	19,311,486	(19,317,598)	-	-	-
Conversion of Series E PS to common stock	-	-	4,537,240	454	839,546	-	-	-	840,000
Contingent beneficial conversion feature related to the Series E Preferred Shares, fully amortized	-	-	-	-	99,000	-	-	(99,000)	-
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	(42,500)	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	(278,500)	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	(102,227)	(102,227)
Common stock issued in business agreement, to be paid from revenue earned	-	-	250,000	25	56,225	-	(56,250)	-	-
Common stock vested to consultants	-	-	-	6	24,369	-	-	-	24,375

Net loss	-	-	-	-	-	-	-	(2,200,176)	(2,200,176)

Balance June 30, 2022	5,000,000	$500	740,585,500	$74,097	$117,032,233	$815,052	$(56,250)	$(152,758,426)	(34,892,793)

Common stock issued for legal settlement to NSH shareholders	-	-	404,067	40	127,646	(127,686)	-	-	-
Conversion of Series E Preferred Shares to common stock	-	-	9,920,887	992	827,008	-	-	(108,000)	720,000
Increase of 10% in Series E Preferred Shares to one holder based on certain rights	-	-	-	-	-	-	-	(156,000)	(156,000)
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	(42,500)	(42,500)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	(278,500)	(278,500)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	(55,427)	(55,427)
Common stock issued in business agreement	-	-	250,000	25	25,975	-	-	-	26,000
Common stock issued from shares payable	-	-	100,000	10	24,590	(24,600)	-	-	-
Common stock vested to consultants	-	-	62,500	6	24,369	-	-	-	24,375

Net loss	-	-	-	-	-	-	-	(24,528,345)	(24,528,345)

Balance September 30, 2022	5,000,000	$500	751,322,954	$75,170	$118,061,820	$662,767	$(56,250)	$(177,927,198)	(59,183,191)

Issuance of common shares under financing agreement			17,175,675	1,718	1,378,282				1,380,000
Amortization of beneficial conversion feature related to Series E Preferred Shares	-	-	-	-	-	-	-	(28,048)	(28,048)
Accretion of Series E Preferred Shares	-	-	-	-	-	-	-	(198,333)	(198,333)
Dividends payable on Preferred Shares	-	-	-	-	-	-	-	(60,107)	(60,107)
Common stock vested to consultants	-	-	62,500	6	24,369	-	-	-	24,375

Net income	-	-	-	-	-	-	-	15,175,701	15,175,701

Balance December 31, 2022	5,000,000	$500	768,561,129	$76,894	$119,464,471	$662,767	$(56,250)	$(163,037,985)	(42,889,603)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,347,034)	$(11,552,820)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,304,732	1,349,838
Amortization expense	1,102,500	1,102,500
Amortization of debt discount	-	5,019,883
Change in fair value of derivative liability	-	(811,000)
Change in fair value of warrant liability	(337,050)	(3,031,000)
Change in fair value of restructured notes payable	2,512,366	1,594,515
Extension fee	125,000	-
Financing costs	28,000	-
Gain on extinguishment of debt	-	(1,883,089)
Gain on sale of machinery and equipment	(16,014)	-
Shares issued for services	605,800	99,124
Amortization of operating lease right-of-use assets	194,849	-
Gain on termination of lease	(22,013)	-
Loss due to fire	-	869,379

Changes in operating assets and liabilities:
Accounts receivable	1,004	6,883
Inventory	(12,944)	(32,759)
Prepaid expenses and other current assets	43,961	1,021,406
Deferred offering costs	1,336,263	(126,963)
Accounts payable	169,244	724,360
Other accrued expenses	(19,715)	92,560
Accrued expenses - related parties	523,898	-
Accrued interest	80,637	1,662,647
Accrued interest - related parties	25,301	9,772
Contract liability	25,000	-
Operating lease liabilities	(181,586)	-

Cash used in operating activities	(2,857,801)	(3,884,764)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(67,640)	(2,430,186)
Cash received for sale of machinery and equipment	59,000	700,000

Cash used in investing activities	(8,640)	(1,730,186)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	(24,000)	(72,000)
Repayment of short-term promissory note and lines of credit	-	(226)
Proceeds from sale of stock	2,323,291	1,380,000
Proceeds from promissory note	-	1,465,000
Proceeds from promissory note, related parties	140,000	250,000
Proceeds from convertible debentures, receipt from escrow	-	1,500,000
Escrow account in relation to the proceeds from promissory notes	-	(500,000)
Proceeds from sale of Series E Preferred Shares	150,000	-
Proceeds from sale of Series G Preferred Shares	97,000	-

Cash provided by financing activities	2,686,291	4,022,774

NET CHANGE IN CASH	(180,150)	(1,592,176)

CASH AT BEGINNING OF PERIOD	216,465	1,734,040

CASH AT END OF PERIOD	$36,315	$141,864

INTEREST PAID	$616	$1,829,570

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$-	$1,041,371
Shares issued upon conversion of Preferred stock	$828,000	1,560,000
Dividends on Series E Preferred stock	$524,057	$-
Dividends in kind issued	$516,000	$-
Shares issued/to be issued, for legal settlement	$272,743	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2023, the Company had a net loss available for common stockholders of approximately $10,821,000. As of December 31, 2023, the Company had an accumulated deficit of approximately $178,426,000 and a working capital deficit of approximately $10,406,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended December 31, 2023, the Company received net cash proceeds of approximately $2,323,000 from the sale of common shares (See Note 8), $150,000 from the sale of Series E Preferred stock, $97,000 from the sale of Series G Preferred stock and the Company received $140,000 proceeds from the issuance of promissory notes, related parties. Subsequent to period end, the Company received approximately $248,000 for the sale of common shares and $97,000 from the sale of Series G Preferred stock (See Note 12).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial information as of and for the three and nine months ended December 31, 2023 and 2022 has been prepared in accordance with GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our condensed consolidated financial position at such date and the condensed consolidated operating results and cash flows for such periods. Operating results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2023.

The condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. As of the nine months ended December 31, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 994,965,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 238,792,000 underlying common shares, 145 of Series G Redeemable Convertible Preferred shares whose approximately 12,429,000 underlying shares are convertible at the investors’ option at a conversion price based on the discounted market price of $0.014 and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. As of the nine months ended December 31, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 768,561,000 underlying common shares, 1,500 shares of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 2,775,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 184,387,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2023 and March 31, 2023.

The warrant liabilities and fair value option on Restructured notes, are Level 3 fair value measurements.

The following is a summary of activity of Level 3 during the nine months ended December 31, 2023 and the year ended March 31, 2023:

Warrant liability

	December 31, 2023	March 31, 2023
	(unaudited)
Warrant liability balance at beginning of period	$355,000	$3,923,000
Change in fair value	(337,050)	(3,568,000)
Balance at end of period	$17,950	$355,000

At December 31, 2023, the fair value of the warrant liability was estimated using a Black Sholes option pricing model with the following inputs: the price of the Company’s common stock of $0.012; a risk-free interest rate ranging from 4.01% to 4.25%; and expected volatility of the Company’s common stock ranging from 109.9% to 114.6% and the remaining terms of each warrant issuance.

At March 31, 2023, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81% and expected volatility of the Company’s common stock ranging from 113.6% to 121.0% and the remaining terms of each warrant issuance.

Restructured August and Senior Notes Payable

	December 31, 2023	March 31, 2023
Restructured notes payable fair value at beginning of period	$23,690,000	$-
Reclass of accrued interest	907,634	-
Fair value of restructured notes payable upon Restructuring Agreement	-	20,847,867
Change in fair value	2,512,366	2,842,133
Restructured notes payable fair value at end of period	$27,110,000	$23,690,000

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under the fair value option within ASC Topic 825, “Financial Instruments.” The fair value for both periods is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 45% and 40% present value factor, respectively as of December 31, 2023 and March 31, 2023. In accordance with ASC 825, the Company chose to present the component for the accrued interest in the same line item on the accompanying condensed consolidated balance sheet with the fair value option, and as of April 1, 2023, reclassed the accrued interest to not be presented as a separate line item.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2023 and March 31, 2023.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023 and March 31, 2023, the Company’s cash balance exceeded FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty-year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three months ended December 31, 2023 and December 31, 2022, the amortization of the patents was $97,500 and $97,500 and in the amortization of the license rights was $270,000 and $270,000, respectively. For the nine months ended December 31, 2023 and December 31, 2022, the amortization of the patents was $292,500 and $292,500 and the amortization of the license rights was $810,000 and $810,000, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of December 31, 2023, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

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

	Three months ended
	December 31, 2023	December 31, 2022

Shrimp sales	$26,302	$97,943
Technology and equipment services	75,000	—
Total revenues	$101,302	$97,943

	Nine months ended
	December 31, 2023	December 31, 2022

Shrimp sales	$115,184	$186,004
Technology and equipment services	250,000	—
Total revenues	$365,184	$186,004

On May 21, 2023, the Company entered into a six-month agreement with a company for the use of the NSI Technologies. Per the agreement, the customer is to pay a total of $300,000 comprised of an initial payment equal to $150,000 at execution of the contract and then $25,000 per month for the combined total of the Service Fee. As of December 31, 2023, the Company has received $250,000, comprised of the initial payment and $100,000 related to the monthly service fees which began September 1, 2023.

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on cash income taxes paid. Additionally, specific disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

As of December 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the accompanying condensed consolidated balance sheet date of December 31, 2023, through the date which the unaudited condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of December 31, 2023 and March 31, 2023 is as follows:

	December 31, 2023	March 31, 2023
	(unaudited)
Land	$324,293	$324,293
Buildings	5,528,758	5,495,150
Machinery and equipment	12,306,776	12,293,112
Autos and trucks	260,043	307,227
	18,419,870	18,419,782
Accumulated depreciation	(4,656,233)	(3,376,067)
Fixed assets, net	$13,763,637	$15,043,715

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $433,000 and $416,000 and $1,305,000 and $1,350,000 for the three and nine months ended December 31, 2023 and 2022, respectively.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of December 31, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2023 and March 31, 2023.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.5% as of December 31, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2023 and March 31, 2023.

NOTE 5 –NOTES PAYABLE

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid. The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta Acquisition Corporation (Note 11), for a contribution to a required extension fee for the business combination. On November 17, 2023, the Company received an extension of the maturity date to June 30, 2024, for a $5,000 extension fee.

On November 8, 2023, the Company and the Investor entered into an Exchange Agreement on the January 2023 Note. In the Exchange Agreement the original note was partitioned into a $132,000 new promissory note, leaving the original January 2023 Note with an adjusted balance of $499,968. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $160,000 based on the market price of the shares of $0.016 on the execution date, resulting in an excess of $28,000 to be recognized as a financing expense.

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

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of December 31, 2023 and March 31, 2023 was $95,604 and $119,604, respectively, with the balance as of December 31, 2023 and $96,000 for the year end March 31, 2023, classified in current liabilities, on the condensed consolidated balance sheets.

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

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note  . The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of December 31, 2023 at approximately $2,410,000, with a change in fair value of approximately $10,000 recognized in the accompanying condensed consolidated Statement of Operations. The August Note was revalued as of March 31, 2023 at approximately $2,400,000, with a change in fair value of approximately $467,000. As of December 31, 2023, the accrued interest from the restructuring date, which is included in the fair value is approximately $342,000.

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

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of December 31, 2023, the Company is in full compliance with the covenants and Events of Default.

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

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of December 31, 2023 at approximately $24,700,000, with a change in fair value of approximately $3,410,000 recognized in the Company’s accompanying condensed consolidated Statement of Operations. The Senior Note was revalued as of March 31, 2023, at approximately $21,290,000, with a change in fair value of approximately $2,376,000 recognized in the accompanying condensed consolidated Statement of Operations. As of December 31, 2023, the accrued interest from the restructuring date, which is included in the fair value is approximately $4,937,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On September 28, 2023, the Company increased their authorized common shares to 1,400,000,000.

Preferred Stock

As of December 31, 2023 and March 31, 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding, 10,000 shares Series E preferred stock are authorized and 1,656 and 1,670 outstanding, respectively, 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, and 10,000 shares of Series G preferred stock are authorized with 145 outstanding, respectively.

Series G Preferred Stock

On December 1, 2023, the Board authorized the issuance of 10,000 preferred shares to be designated as Series G Preferred Stock (“Series G Preferred Stock”). The Series G Preferred Stock has a par value of $0.0001, a stated value of $1,200 and bear dividends at the rate of 8% per annum, payable quarterly, to be paid in cash or in-kind, at the discretion of the Company. The Series G Preferred Stock will vote together with the common stock on an as-converted basis subject to the beneficial ownership limitations. The Series G Preferred Stock is required to be redeemed by the Company no later than one calendar year from the date of its issuance. The Series G Preferred Stock is also redeemable at the option of the Company at any time after the original issued date, upon 3 business days’ notice, at a premium rate which is (a) 1.15 if all of the Series G Preferred Stock is redeemed within 90 calendar days from the issuance date thereof; (b) 1.2 if all of the Series G Preferred Stock is redeemed after 90 calendar days and within 120 calendar days from the issuance date thereof; (c) 1.25 if all of the Series G PS is redeemed after 120 calendar days and within 180 calendar days from the issuance date thereof. The Company shall be permitted to redeem the Series G Preferred Stock at any time in cash upon 3 business days prior notice to the Holder or the Holder may convert the Series G Preferred Stock within 3 business days period prior to redemption. The Holder shall have the right to either redeem for cash or convert the Series G Preferred Stock into common stock within 3 business days following the consummation of a qualified offering. The conversion price is based on the discounted market price which is the lower of: (i) A fixed price equaling the closing bid price for the common stock on the trading day preceding the execution of the SPA ; or (ii) 100% of the lowest volume weighted average price (“VWAP)” for the common stock during 10 trading days preceding the conversion request, subject to adjustment.

As the redemption feature is mandatorily redeemable within one year of the issuance date, with a substantive conversion option, the Series G Preferred Stock would not fall under liability classification but is to be classified as mezzanine equity.

Series G Preferred Equity Offering

On December 14, 2023, the Company entered into a Securities Purchase Agreement for the sale of 110 shares of Series G Preferred Stock at a price of $1,000 per share of preferred stock, for a total of $110,000. The Purchaser also received an “Equity Incentive”, which was an additional 35 Series G Preferred Stock issued to the Purchaser at the initial closing and deemed to be earned at the time of its issuance. Following the initial closing, the Company and Purchaser shall mutually agree from time to time for the Company to sell and the Purchaser to purchase up to 400 shares of Series G Preferred Stock at a price of $1,000 per share in separate closings . The Series G Preferred Stock will earn a dividend of 8% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. On December 19, 2023, the Company received an initial tranche of $110,000 under the SPA, less $13,000 for legal and commission fees. The $77,000 discount will be accreted up to the redemption price over the one-year period until redemption. As of December 31, 2023, the accretion for the Series G Preferred Stock was $3,000.

Series E Preferred Stock

On July 24, 2023, the Company entered into a Securities Purchase Agreement for the additional sale of 156 shares of Series E Preferred Stock at a price of $1,000 per share of Preferred Stock, for a total of $156,000. The Series E Preferred Stock will earn a dividend of 12% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. As of December 31, 2023 the accretion for the Series E Preferred Stock was $9,300.

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

In the three months ended June 30, 2023, the Company sold 11,981,706 shares of common stock at a net amount of approximately $376,000, at a share price of $0.03, of the GHS Purchase Agreement.

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

In the three months ended December 31, 2023, the Company sold 44,843,442 shares of common stock at a net amount of approximately $459,000, at share prices ranging from $0.01 to $0.02, in relation to the Equity Financing Agreement. Included in this amount, on October 31, 2023, the Company issued GHS 7,868,985 shares of common stock, for no purchase price, as consideration resulting from GHS receiving a phishing email informing them to wire a purchase price to an incorrect bank, resulting in the Company not receiving the wire and for which GHS resent a second wire to the Company’s correct bank.

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

Common Shares Issued to Consultant

On December 4, 2023, 40,000,000 shares of common stock were issued to a consultant under an Independent Consulting Agreement. The shares are a non-refundable retainer on behalf of their consulting services for one year of services. The shares had a fair value of $600,000, based on the market price of $0.015 on the grant date, recognized as consulting services in the nine months ended December 31, 2023.

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

The 18,573,116 warrants outstanding as of December 31, 2023, were revalued as of period end for a fair value of $17,950, with a decrease in the fair value of $337,050 recognized on the accompanying condensed consolidated Statement of Operations. The fair value of the warrant liability was estimated using Black Scholes Model, with the following inputs: a risk-free interest rate ranging from 4.01% to 4.23%; and expected volatility of the Company’s common stock ranging from 109.9% to 114.6% and the remaining terms of each warrant issuance.

The 18,573,116 warrants outstanding as of December 31, 2022  , were revalued as of period end for a fair value of $2,047,000, with a decrease in the fair value of $1,876,000 recognized on the accompanying condensed consolidated Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.15; a risk-free interest rate of 4.06% to 4.25%, the expected volatility of the Company’s common stock ranging from 124.6% to 174.8%; the estimated remaining term, a dividend rate of 0%.

NOTE 9 – RELATED PARTY TRANSACTIONS

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer (“CFO”) a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the CTO compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the year ended March 31, 2022, $200,000 was paid each to the President and CTO, with a total of $200,000 remaining in accrued expenses, related parties, as of December 31, 2023 and March 31, 2023.

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

For the three and nine months ended December 31, 2023, the interest expense for the related party promissory notes was approximately $9,000 and $21,000, respectively. As of December 31, 2023 and March 31, 2023, the accrued interest related to the related party promissory notes was approximately $41,000 and $22,000, respectively.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both December 31, 2023 and March 31, 2023. As of both December 31, 2023 and March 31, 2023, accrued interest payable was approximately $74,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both December 31, 2023 and March 31, 2023, and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of December 31, 2023 and March 31, 2023, accrued interest payable was approximately $146,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at December 31, 2023 and March 31, 2023 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets.

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

On December 31, 2023, the Company moved to a new office space in Texas, and the sublease in effect was terminated. At the termination of the original lease, the existing ROU of approximately $153,000 and lease liability of approximately $175,000 was removed, with a gain of approximately $22,000 recognized in the quarter ended December 31, 2023, in the accompanying condensed consolidated Statement of Operations.

On December 20, 2023, the Company entered into a sublease for a new office space in Texas, with a commencement date of January 1, 2024, which will terminate on March 31, 2027. The monthly rates are $2,063 for April 1, 2024 through March 31, 2025, $2,192 for the second year of April 1, 2025 through March 31, 2026 and $2,320 for the final year. On December 19, 2023, the Company paid a $2,063 security deposit, which is included in Prepaid expenses on the accompanying condensed consolidated balance sheet. The Company assessed its new office lease as an operating lease.

At inception, as of January 1, 2024, the ROU and lease liability was calculated as approximately $61,000, based on the net present value of the future lease payments over the term of the lease.  When available, the Company uses the rate implicit in the lease discount payments as the incremental borrowing rate to calculate the net present value; however, the rate implicit in the lease is not readily determinable for their corporate office lease. In this case, the Company estimated its incremental borrowing rate of 14.5% as the interest rate it could have incurred to borrow an amount equal to the lease payments in a similar economic environment on a collateralized basis over a term similar to the lease term. The Company estimated its rate based on observable risk-free interest rate and credit spreads for commercial debt of a similar duration as to what rate would have been effective for the Company.

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

In the current nine months ending December 31, 2023, as a result of the termination of the Merger Agreement the related Deferred offering costs in current assets of $1,394,366 was expensed in professional fees.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the period end, in January 2024, the Company sold 39,455,759 shares of common stock at a net amount of approximately $333,000, at share prices of $0.008 through $0.009, in relation to the Equity Financing Agreement.

On January 24, 2024, the Company received a tranche of $100,000 under the SPA for 100 Series G Preferred Stock with a stated value of $120,000, less $3,000 for legal and commission fees. The $23,000 discount will be accreted up to the redemption price over the one-year period until redemption.

On January 17, 2024, the Company and the Investor entered into an Exchange Agreement on the January 2023 Note. In the Exchange Agreement the remaining January 2023 Note was partitioned into a $99,450 new promissory note, leaving the original January 2023 Note with an adjusted balance of $400,518. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $110,000 based on the market price of the shares of $0.011 on the execution date, resulting in an excess of $10,550 to be recognized as a financing expense.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022

Revenue

We had gross sales revenue of $101,302 and $97,943, respectively, during the three months ended December 31, 2023 and 2022, an increase of approximately $3,000, or 3%.

Our increase in gross sales revenue during the three months ended December 31, 2023 over the same period in the prior year was a result of the revenue recognized in the current quarter of $75,000 related to the monthly $25,000 service fee connected to the contract for the use of the NSI Technologies, with a decrease in the sale of shrimp over the same period last year. In the same period in the prior year our sale of shrimp to two customers directly during fiscal 2023 that had been made exclusively through a consultant during fiscal 2022 and the increased production of shrimp available for sale, which resulted in us being able to sell more shrimp to meet existing demand.

We had net revenues of $77,949 and $97,943, respectively, during the three months ended December 31, 2023 and 2022  . The decrease in net revenues for the second quarter of fiscal 2024 is the result of the decrease in gross sale of shrimp revenue, increased by the inclusion of the NSI Technologies $75,000 payment, offset by the cost of sales in the second quarter of fiscal 2024, which was not recognized during the prior period.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Additionally, in the current period, there is the cost of sales related to the contract for the use of the NSI Technology, which in this quarter is approximately $2,500. Cost of sales were $23,353 and $0, respectively, during the three months ended December 31, 2023 and 2022.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022

Salaries and related expenses	$420,003	$530,167
Professional services	739,393	351,053
Other general and administrative expenses	291,929	546,302
Rent	22,312	53,673
Facility operations	77,103	875,194
Research and development	-	14,212
Depreciation	433,053	416,377
Amortization	367,500	367,500
Total	$2,351,293	$3,154,478

Operating expenses for the three months ended December 31, 2023 were $2,351,293, which is a 25.5% decrease over operating expenses of $3,154,478 for the same period in 2022. The overall change in expenses is mainly the decrease in the current period where there was an approximately $798,000 decrease in facility operations relating to the progress of the commercial operations in the new plant in Iowa as well as in Texas, and the fact that some facility operations are now being considered as cost of revenue.    Additionally, general and administrative expenses decreased by approximately $254,000 in the current period, as well as the salaries being decreased by approximately $110,000. These decreases were offset by the increase in professional services of approximately $388,000, a 111% increase, a result of the 10,000,000 shares issued as a non-refundable retainer on behalf of consulting services with a fair value of $600,000  , which lessened the decrease in professional services from the prior period based on high professional services related to the merger which was terminated in July 2023.

Other Income (Expense)

The following table summarizes the various components of our other income (expense) for each of the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Interest expense	$(18,033)	$(593,331)
Interest expense – related parties	(9,750)	(6,250)
Amortization of debt discount	-	(843,494)
Change in fair value of derivative liability	-	17,738,000
Change in fair value of warrant liability	67,050	1,155,000
Loss due to fire	-	(6,262)
Change in fair value of restructured notes	(3,180,000)	(1,594,515)
Gain on extinguishment of debt	-	2,383,088
Extension fee	(10,000)	-
Gain on termination of lease	22,013	-
Total	$(3,128,720)	$18,232,236

Other income (expense) for the three months ended December 31, 2023, decreased approximately $21,361,000 from other income into other expense, from the same period in the prior year, due almost entirely to the restructuring of the convertible and August note, which resulted in the removal of the derivative related to the conversion feature and the debt discount as a result of the accounting treatment as an extinguishment of debt. This resulted in the prior period of a decrease in a fair value of derivative liability of $17,738,000, and the full amortization of the related debt discounts of $843,494, as well as a gain on extinguishment of debt of $2,383,088. Further, due to the election to account for the restructured notes under the fair value option, there is a change in fair value of the restructured notes, and the interest expense is not recognized separately in the condensed consolidated statement of operations but included in the change in fair value of the restructured notes, resulting in a reduction to the interest expense between periods. In the current period, as of December 31, 2023, as the Company moved their office and had their current lease terminated, there was a gain on the termination of lease of approximately $22,000. Additionally, in the prior period there was a loss due to a fire which occurred on July 3, 2022, in our building containing the water treatment and purification system in La Coste, Texas.

The Company originally recognized the warrant liability in December 2021 and revaluates it at each period-end. The decrease in the fair value for the three months ended December 31, 2023, as compared to the prior year end, resulted in a $67,050 recognition as income during the three months ended December 31, 2023, compared to a decrease in fair value as of December 31, 2022, which resulted in a $1,155,000 recognition as income during the three months ended December 31, 2022.

Comparison of the Nine Months Ended December 31, 2023 to the Nine Months Ended December 31, 2022

Revenue

We had gross sales revenue of $365,184 and $186,004, respectively, during the nine months ended December 31, 2023 and 2022, an increase of approximately $179,000, or 96%.

Our increase in gross sales revenue during the nine months ended December 31, 2023 over the prior period was a result mainly of the Company entering into a six-month agreement with a company for the use of the Hydrenesis Technology and Equipment on May 21, 2023, for an initial payment of $150,000 and the receipt of the monthly payments of $100,000.

We had net revenues of $241,090 and $186,004, respectively, during the nine months ended December 31, 2023 and 2022. The increase in net revenues for the nine months ended December 31, 2023 is the result of the increase in gross sales revenue, with the inclusion of the NSI Technologies contract, offset by the cost of sales in the nine months ended December 31, 2023, which was not recognized during the prior period.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Additionally, in the current nine-month period, there is the cost of sales related to the contract for the use of the NSI Technologies, which is approximately $25,000. Cost of sales were $124,094 and $0, respectively, during the nine months ended December 31, 2023 and 2022.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the nine months ended December 31, 2023 and December 31, 2022:

	Nine Months Ended December 31,
	2023	2022

Salaries and related expenses	$1,429,947	$1,514,243
Professional fees	2,584,620	1,097,493
Other general and administrative expenses	1,116,788	1,509,155
Rent	44,625	135,928
Facility operations	592,878	1,895,357
Research and development	-	190,855
Depreciation	1,304,732	1,349,838
Amortization	1,102,500	1,102,500
Total	$8,176,090	$8,795,369

Operating expenses for the nine months ended December 31, 2023 decreased $619,279, or 7.0%, compared to the same period in 2022, primarily due to decreases in the current period where there was an approximately $1,302,000 decrease in facility operations relating to the progress of the commercial operations in the new plant in Iowa as well as in Texas, and the fact that some facility operations now being considered as cost of revenue. The general and administrative expenses decreased by approximately $392,000 in the current period. There was also a slight decrease of approximately $84,000 for salaries to employees. Additionally, as a result of the production of the shrimp there was not any research and development in the current period. Lastly, the rent expense decreased by approximately $91,000 as we did not pay our rent in the current period, but instead used the prepaid deposit against the rent expense. These decreases were offset by an increase in professional fees as a result of the termination of the Merger Agreement which caused the expense of the previous Deferred offering costs of $1,394,366, as well as a result of the 10,000,000 shares issued as a non-refundable retainer on behalf of consulting services with a fair value of $600,000, offset by less fees to be paid to attorneys and consultants in the current period due to the termination after the first quarter of 2023.

Other income (expense)

The following table summarizes the various components of our Other income(expense) for each of the nine months ended December 31, 2023 and December 31, 2022:

	Nine Months Ended December 31,
	2023	2022

Interest expense	$(59,444)	$(1,674,994)
Interest expense - related parties	(25,301)	(9,772)
Amortization of debt discount	-	(5,019,883)
Change in fair value of derivative liability	-	811,000
Change in fair value of warrant liability	337,050	3,031,000
Change in fair value of restructured notes	(2,512,366)	(1,594,515)
Gain on extinguishment of debt	-	2,383,088
Loss due to fire	-	(869,379)
Extension fee	(190,000)	-
Gain on termination of lease	22,013	-
Gain on sale of machinery and equipment	16,014	-
Total	$(2,412,034)	$(2,953,455)

Other income (expense) for the nine months ended December 31, 2023, decreased approximately $531,000, from the same period in the prior year, due almost entirely to the restructuring of the convertible and August note, which resulted in the removal of the derivative related to the conversion feature and the debt discount as a result of the accounting treatment as an extinguishment of debt. Therefore, while there is no change in fair value of a derivative liability or amortization of debt discount in the nine months ended December 31, 2023, in the nine months ended December 31, 2022 there is a decrease in a fair value of derivative liability of $811,000, and amortization of the debt discounts of $5,019,883. Further, due to the election to account for the restructured notes under the fair value option, there is a change in fair value of the restructured notes, and the interest expense is not recognized separately in the condensed consolidated statement of operations but included in the change in fair value of the restructured notes, which reduces the interest expense in the current nine months ended December 31, 2023. Included in the extension fee during the nine months ended December 31, 2023, is $180,000 which consists of three monthly extension fees of $60,000 paid related to the Yotta Merger agreement not closing by the first required date, prior to its termination in July 2023. In the current period as the Company moved their office and had their current lease terminated as of December 31, 2023, there was a gain on the termination of lease of approximately $22,000.

The Company originally recognized the warrant liability in December 2021 and revaluates it at each period-end. The decrease in the fair value for the nine months ended December 31, 2023, as compared to the prior year end, resulted in a $337,050 recognition as income during the nine months ended December 31, 2023, compared to the larger decrease in fair value as of December 31, 2022, which resulted in $3,031,000 in income during the nine months ended December 31, 2022.

On July 3, 2022, the Company’s building containing its water treatment and purification system in La Coste, Texas was completely destroyed in a fire. This resulted in the $869,379 loss due to fire recognized in the nine months ended December 31, 2022.

Liquidity, Financial Condition and Capital Resources

As of December 31, 2023, we had cash on hand of approximately $36,000 and working capital deficiency of approximately $10,490,000, as compared to cash on hand of approximately $216,000 and a working capital deficiency of approximately $9,339,000 as of March 31, 2023. The working capital deficiency for the nine months ended December 31, 2023, as compared to the March 31, 2023 year-end has an increase (a reduced working capital) of 12.3%. This is mainly due to the decrease in cash on-hand and current period expense of the previous Deferred offering costs, offset by a slight decrease in current liabilities from the reclass of the accrued interest into the inclusion in the line item for the fair value of the restructured notes offset by new promissory notes.

Working Capital Deficiency

The following table summarizes our working capital deficiency as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Current assets	$333,937	$1,882,371
Current liabilities	10,739,683	11,221,783
Working capital deficiency	$(10,405,746)	$(9,339,412)

Current assets decreased mainly as the deferred offering costs relating to the Merger Agreement were no longer to be recognized as a current asset based on the Merger termination and were expensed in July 2023. Additionally, the assets decreased because of the use of the cash on hand. The decrease in current liabilities is primarily due to the reclass of the accrued interest on the restructured notes into the line item for the fair value of the restructured notes, which only the Restructured August note payable is in the current liabilities, off set by the additional notes payable to related parties and the increase in accrued expenses to related parties.

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2023 and 2022:

	Nine months Ended December 31,
	2023	2022
Net cash used in operating activities	$(2,857,801)	$(3,884,764)
Net cash provided by (used in) investing activities	(8,640)	(1,730,186)
Net cash provided by financing activities	2,686,291	4,022,774
Net change in cash	$(180,150)	$(1,592,176)

Net cash used in operating activities during the nine months ended December 31, 2023, was a decrease of approximately $1,027,000 as compared to the same period in 2022. The decrease in cash used is primarily due to the current period expense of the deferred offering costs of $1,336,263 due to the termination of the Merger Agreement, as well as a decrease in prepaid expenses and an increase in accrued expense for related parties, which is accrued payroll. Additionally, there was accrued interest activity in the prior nine-month period, but no accrued interest activity in the current nine-month period. For the adjustments to reconcile the net loss to net cash, while the depreciation and amortization is similar in both periods, there are changes due to the extinguishment of restructuring of the convertible note in the prior period, as well as the difference in the change in the warrant fair value between periods.

The net cash provided by investing activities in the nine months ended December 31, 2023 decreased by approximately $1,722,000 compared to net cash used by investing activities for the same period in the prior fiscal year. During the current period cash was only used to purchase approximately $68,000 and offset by $59,000 received for the sale of machinery and equipment as compared to cash used to purchase fixed assets which consists of approximately $2,430,000 for the prior year period, offset by $700,000 of cash received for the sale of machinery and equipment.

The net cash provided by financing activities decreased by approximately $1,336,000 between periods. For the current period, the Company received approximately $2,323,000 for the sale of shares of common stock, $150,000 from the sale of Series E Preferred Shares, $97,000 for the sale of the new Series G Preferred Shares and $140,000 from promissory notes with related parties. In the same period in the prior year the Company received $1,380,000 for the sale of shares of common stock and $250,000 proceeds from related party promissory notes. In the prior period, as a result of the restructuring of two of the notes, the Company had received a net amount of $1,465,000 based on $4,865,000 from the original August promissory note offset by the removal of $3,900,000 that had been held in escrow until the restructuring of the August promissory note, as well as receiving $1,500,000 that had been held in escrow from the restructured convertible note they entered into in December of 2021,

Our cash position was approximately $36,000 as of December 31, 2023. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of December 31, 2023. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2023 and March 31, 2023.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.50% as of December 31, 2023. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at December 31, 2023 and March 31, 2023.

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

In the three months ended June 30, 2023, the Company sold 11,981,706 shares of common stock at a net amount of approximately $376,000, at a share price of $0.03, of the GHS Purchase Agreement.

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

In the three months ended December 31, 2023, the Company sold 44,843,442 shares of common stock at a net amount of approximately $459,000, at share prices ranging from $0.01 to $0.02, in relation to the Equity Financing Agreement. Included in this amount, on October 31, 2023, the Company issued GHS 7,868,985 shares of common stock, for no purchase price, as consideration resulting from GHS receiving a phishing email informing them to wire a purchase price to an incorrect bank, resulting in the Company not receiving the wire and for which GHS resent a second wire to the Company’s correct bank.

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

Series G Preferred Stock

On December 1, 2023, the Board authorized the issuance of 10,000 preferred shares to be designated as Series G Preferred Stock (“Series G Preferred Stock”). The Series G Preferred Stock have a par value of $0.0001, a stated value of $1,200 and dividends at the rate of 8% per annum, payable quarterly, to be paid in cash or in-kind, at the discretion of the Company. The Series G Preferred Stock will vote together with the common stock on an as-converted basis subject to the beneficial ownership limitations. The Series G Preferred Stock is required to be redeemed by the Company no later than one calendar year from the date of its issuance. The Series G Preferred Stock are also redeemable at the option of the Company at any time after the original issued date, upon 3 business days’ notice, at a premium rate which is (a) 1.15 if all of the Series G Preferred Stock is redeemed within 90 calendar days from the issuance date thereof; (b) 1.2 if all of the Series G Preferred Stock is redeemed after 90 calendar days and within 120 calendar days from the issuance date thereof; (c) 1.25 if all of the Series G PS is redeemed after 120 calendar days and within 180 calendar days from the issuance date thereof. The Company shall be permitted to redeem the Series G Preferred Stock at any time in cash upon 3 business days prior notice to the Holder or the Holder may convert the Series G Preferred Stock within 3 business days period prior to redemption. The Holder shall have the right to either redeem for cash or convert the Series G Preferred Stock into common stock within 3 business days following the consummation of a qualified offering. The conversion price is based on the discounted market price which is the lower of: (i) A fixed price equaling the closing bid price for the common stock on the trading day preceding the execution of the SPA; or (ii) 100% of the lowest volume weighted average price (“VWAP)” for the common stock during 10 trading days preceding the conversion request, subject to adjustment.

Series G Preferred Equity Offering

On December 14, 2023, the Company entered into a Securities Purchase Agreement for the sale of 110 shares of Series G Preferred Stock at a price of $1,000 per share of preferred stock, for a total of $110,000. The Purchaser also received an “Equity Incentive”, which was an additional 35 Series G Preferred Stock issued to the Purchaser at the initial closing and deemed to be earned at the time of its issuance. Following the initial closing, the Company and Purchaser shall mutually agree from time to time for the Company to sell and the Purchaser to purchase up to 400 shares of Series G Preferred Stock at a price of $1,000 per share in separate closings. The Series G Preferred Stock will earn a dividend of 8% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. On December 19, 2023, the Company received an initial tranche of $110,000 under the SPA, less $13,000 for legal and commission fees. The $77,000 discount will be accreted up to the redemption price over the one-year period until redemption. As of December 31, 2023, the accretion for the Series G Preferred Stock was $3,000.

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the outstanding balance being paid. The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta, for a contribution to a required extension fee for the business combination. On November 17, 2023, the Company received an extension of the maturity date to June 30, 2024, for a $5,000 extension fee.

On November 8, 2023, the Company and the Investor entered into an Exchange Agreement on the January 2023 Note. In the Exchange Agreement the original note was partitioned into a $132,000 new promissory note, leaving the original January 2023 Note with an adjusted balance of $499,968. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $160,000 based on the market price of the shares of $0.016 on the execution date, resulting in an excess of $28,000 to be recognized as a financing expense.

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

We analyzed the restructured August Note under ASC 470-50 as to whether the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1.9 million, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b), a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the August Note as to whether it fell under the guidance of embedded derivatives and was required to be bifurcated. The August Note was revalued as of December 31, 2023 at approximately $2,400,000, with a change in fair value of approximately $467,000 recognized in the condensed consolidated statement of operations.

Promissory Note — related parties

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date.

On August 10, 2022, the Company entered into a loan agreement for an aggregate of $300,000 with six related parties, which is to be considered priority debt of the Company. As of the date of this report, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due one year from the date of the note. For the three and nine months ended December 31, 2023, the interest expense for the related party promissory notes was approximately $9,000 and $21,000, respectively. As of December 31, 2023 and March 31, 2023, the accrued interest related to the related party promissory notes was approximately $41,000 and $22,000, respectively.

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

We analyzed the Restructured Senior Note under ASC 470-50 as to if the changes in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the Restructured Senior Note is determined to be fundamentally different from the original Convertible Note. As such, with the removal of the Convertible Note and its debt discount and accrued interest as compared to the Restructured Senior Note with a fair value of approximately $18.9 million, there was a gain in extinguishment of approximately $2.5 million. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, we will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. We revalued the Restructured Senior Note as of December 31, 2023 at approximately $24,700,000, with a change in fair value of approximately $2,376,000 recognized in the Company’s condensed consolidated statement of operations.

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

As of December 31, 2023 there were 1,656 shares of Series E Preferred Stock remaining outstanding.

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

Going Concern and Management Liquidity Plans

The condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. For the nine months ended December 31, 2023, the Company had a net loss available for common stockholders of approximately $10,821,000. As of December 31, 2023, the Company had an accumulated deficit of approximately $178,426,000 and a working capital deficit of approximately $10,406,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended December 31, 2023, the Company received net cash proceeds of approximately $2,324,000 from the sale of common shares, $150,000 from the sale of Series E Preferred stock, $97,000 from the sale of Series G Preferred stock and the Company received $140,000 proceeds from the issuance of promissory notes, related parties.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. As of the nine months ended December 31, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 994,965,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 238,792,000 underlying common shares, 145 of Series G Redeemable Convertible Preferred shares whose approximately 12,429,000 underlying shares are convertible at the investors’ option at a conversion price based on the discounted market price of $0.014 and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. As of the nine months ended December 31, 2022, the Company had 5,000,000 shares of Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 768,561,000 underlying common shares, 1,500 shares of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 2,775,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 184,387,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended December 31, 2023.

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The updated standard is effective for annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on cash income taxes paid. Additionally, specific disclosures related to unrecognized tax benefits and indefinite reinvestment assertions were removed. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

During the period ending December 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of December 31, 2023.

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

The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	Establish an independent Board of Directors (which we expect to establish in our fourth fiscal quarter that will end on March 31, 2024) and an Audit Committee to provide oversight for remediation efforts and ongoing guidance regarding accounting, financial reporting, overall risks and the internal control environment;
●	Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties; and
●	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of existing controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2023 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K except as follows :

On October 10, 2023, a new employee was issued 50,000 shares of common stock as a signing bonus with a total fair value of $1,100, based on the market price of $0.02250 on the grant date.

On December 4, 2023, 40,000,000 shares of common stock were issued to a financial accounting consultant under an Independent Consulting Agreement. The shares are a non-refundable retainer on behalf of their financial accounting consulting services for one year of services. The shares had a fair value of $600,000, based on the market price of $0.015 on the grant date, recognized as consulting services in the nine months ended December 31, 2023.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date:	February 14, 2024

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 14, 2024

