Form 10-K
period 2024-03-31
NaturalShrimp Inc
filed 2024-07-17
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2024

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

13601 Preston Road, Suite E1092, Dallas, Texas 75240

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

The aggregate market value of the common equity held by non-affiliates was $17,715,174  computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on September 30, 2023 (which was $0.020 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of July 11, 2024 was 1,209,334,067.

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report, including those in the sections of this report entitled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors,” those discussed and identified in our public filings made with the SEC and the following:

●	NaturalShrimp’s ability to meet expectations related to its products, technologies and services and its ability to attract and retain revenue-generating customers and execute on its growth plans; the risk of actual or alleged failure to comply with data privacy laws and regulations;
●	the attraction and retention of qualified directors, officers, employees and key personnel
●	the impact from future regulatory, judicial, and legislative changes in NaturalShrimp’s industry

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “NaturalShrimp,” “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries: NaturalShrimp USA Corporation (“NSC”), NaturalShrimp Global, Inc. (“NS Global”) and Natural Aquatic Systems, Inc. (“NAS”). The Company owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability company. Unless otherwise specified, all dollar amounts are expressed in United States Dollars.

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

Terminated Merger Agreement

On October 24, 2022, the Company, Yotta Acquisition Corporation, a special purpose acquisition company (“Yotta”), and Yotta Merger Sub, Inc., a Nevada corporation (“Merger Sub”) and wholly-owned subsidiary of Yotta, entered into a Merger Agreement (the “Merger Agreement”), pursuant to which Merger Sub would merge with and into the Company with the Company as the surviving corporation of the Business Combination and becoming a wholly-owned subsidiary of Yotta (the “Business Combination”). In connection with the Business Combination, Yotta would change its name to “NaturalShrimp Incorporated” or such other name designated by the Company.

On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement pursuant to Section 10.2(b) thereof based on breaches by Yotta of certain representations in the Merger Agreement that would render impossible the satisfaction of certain conditions to the Company’s obligations to consummate the transactions contemplated by the Merger Agreement. In particular, that Yotta would not be able to comply with the provision of its Amended and Restated Certificate of Incorporation that prohibits Yotta from consummating an initial business combination unless it has net tangible assets of at least $5,000,001 upon consummation of such initial business combination. This conflicts with Yotta’s representation in the Merger Agreement that its consummation of the transactions contemplated by the Merger Agreement will not conflict with its organizational documents. The Company also cited delays in the Securities and Exchange Commission registration process that were attributable to Yotta, which breached its covenant pursuant to the Merger Agreement to use its reasonable best efforts to take all actions reasonably necessary or advisable to consummate the transactions contemplated by Merger Agreement as promptly as reasonably practicable.

As a result of the termination of the Merger Agreement, (i) the Sponsor Support Agreement, dated as of October 20, 2022, by and among Yotta, Yotta’s Sponsor Yotta Investments LLC (the “Sponsor”), and the Company, (ii) the Company Stockholder Support Agreements, dated as of October 20, 2022, by and among the Company, Yotta, and each of the Company’s three executive officers and directors, (iii) the Lock-Up Agreements, dated as of October 20, 2022, by and among Yotta, the Company, and each of the Company’s three executive officers and directors, and (iv) the Lock-Up Agreement, dated as of October 20, 2022, by and among the Sponsor, Yotta, and the Company, were each terminated in accordance with its terms.

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

Our system consists of a nursery tank where the shrimp are acclimated and then moved to a larger grow-out tank for the rest of the growth cycle. During 2016, we engaged in additional engineering projects with third parties to further enhance our indoor production capabilities. The Company, working with F&T, contracted with RGA Labs, Inc. to build and update a prototype of our patented electrocoagulation system for the grow-out and harvesting of fully mature, antibiotic-free Pacific White shrimp. The design provided a viable pathway to begin generating revenue and producing shrimp on a commercially-viable scale. During 2019 the Company decided to begin an approximately $2,000,000 facility renovation, demolishing the interior wood-lined tanks (720,000 gallons). The Company began replacing the previous tanks with 40 new fiberglass tanks (600,000 gallons) at a cost of approximately $400,000, allowing complete production flexibility with smaller tanks.

On March 18, 2020, our research and development plant in La Coste, Texas was destroyed by a fire. The Company believed that it was caused by a natural gas leak, but the fire was so extensive that the cause was never determined. No one was injured as a result of the fire. The majority of the damage was to our pilot production plant, which comprised approximately 35,000 square feet of the total size of the production facilities at the La Coste location, but the fire did not impact the separate greenhouse, reservoirs, or utility buildings. The Company used the proceeds from its subsequent insurance claim to rebuild a 40,000 square foot production building at the La Coste facility and to repurchase the equipment needed to replace what was lost in the fire. The Company further refined the electrocoagulation system for installation in the Texas and later in its Iowa shrimp production facilities. The Company began developing a live shrimp delivery system from the Iowa production facility in November 2021 and from the Texas production facility. In 2023, the Company changed the focus of the Texas facility into a research and development center. The Company increased production from the Iowa facility in 2024

Overview of Industry

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

Shrimp Growth Period

Our production system produces shrimp at a harvest size of 15 grams in 10 weeks for the live market and 23 grams in 13 weeks for the fresh-on-ice market. We currently purchase post-larva shrimp that are approximately 10 days old. We plan to convert the Blairsburg, Iowa facility into a hatchery for an estimated $500,000 after receipt of funds to control the supply of shrimp to each of our facilities. Our full-scale production systems include nursery and grow-out tanks, projected to produce fresh shrimp 52 weeks per year.

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

We have sold live product to grocery stores at $10.50 per pound and we have an exclusive agreement with U.S. Foods to distribute fresh-on-ice shrimp weekly to retail consumers at $10.50 to $14.00 per pound depending on size, which helps to validate our pricing strategy. Additionally, we have developed an eCommerce website for on-line ordering and home delivery by the name of NaturalShrimp Harvest-Select to provide fresh-chilled shrimp directly to consumers.

Current Systems and Expansion

The shrimp production facility rebuilt in La Coste, Texas is now using new patent-pending technologies the Company developed with F&T and Hydrenesis. We expect this facility to produce approximately 5,000 pounds of shrimp every week starting in January 2025 requiring an estimated $500,000 to complete the retrofit. By staging the stocking and harvests from tank to tank, it enables us to produce and therefore deliver fresh shrimp every week.

With the purchase of our Iowa facilities from VBF, the Company is using the aforementioned platform technologies to retrofit 344,000 square feet of the existing Iowa facilities that we expect will, once fully operational, produce 15,000 pounds of shrimp per week starting in September 2025 requiring an estimated $6M to complete the expansion. Therefore, the combined output from our La Coste, Texas and Webster City, Iowa facilities will be approximately 20,000 pounds of shrimp production per week starting in September 2025 requiring a combined estimated total of $6.5M to complete the retrofit and expansion in both facilities

The regional production facilities to be located in Florida, Nevada, and New York are expected to begin construction from future funding. These production centers are not surrounded by commercial shrimp production, and we believe that will create a high demand for fresh shrimp in all of these locations. [In addition, the Company will continue to use undeveloped land it owns in La Coste (37 acres) and Iowa (52 acres) to build as many systems as the Texas and our Midwest markets demand.

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

Government Approvals and Regulations

We are subject to government regulation and require certain licenses. The following list includes regulations to which we are subject and/or the permits and licenses we currently hold:

●	Exotic Species Permit (annual) required and issued by the Texas Parks and Wildlife Department (“TPWD”) relating to operation of the Company’s facility in La Coste, Texas to raise exotic shrimp (non-native to Texas). This permit is currently active, expiring on December 31, 2024.

●	Annual permit issued by the Texas Commission on Environmental Quality (“TCEQ”). TCEQ regulates facility wastewater discharge. The La Coste facility is rated Level 1 (Recirculation System with No Discharge). The Company’s technologies provide for zero discharge, which makes it much easier to locate production facilities in various locations having strict environmental requirements.

●	The Company has applied to register the La Coste facility with the FDA in case the Company decides to process the shrimp in the future at this facility. However, the shrimp are currently delivered heads-on with no processing.

●	The Company has applied to register the facility in Webster City, Iowa with the FDA in case the Company decides to process the shrimp in the future at this facility. However, the shrimp are currently delivered heads-on with no processing.

●	Annual aquaculture license issued by Iowa Department of Natural Resources in respect of the Webster City, Iowa facility to produce shrimp in Iowa.

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

Human Capital Management

Employees

As of July 11, 2024, we had 20 employees, 19 of whom were full-time employees and one who was part-time. In addition, we retain the services of outside consultants for various functions including engineering, finance, accounting and business development services. None of our employees are covered by collective bargaining agreements. We believe that we have good relations with our employees. We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. In particular, we depend on the skills, experience, and performance of our senior management and engineering and technical personnel. We compete for qualified personnel with other aquaculture industries.

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

Contractors

As of July 11, 2024, we retain 5 consultants and independent contractors.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended March 31, 2024, we had a net loss available for common stockholders of approximately $16.3 million. At March 31, 2024, we had an accumulated deficit of approximately $183.8 million and a working capital deficit of approximately $38.1 million. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this report. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. As we continue to raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available to us or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations.

The expansion of our technology and operations in Webster City, Iowa will require significant capital expenditures for which we may be unable to obtain sufficient financing.

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

We have experienced significant operating losses in each period since we began investing resources in our production of shrimp. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our business. During the fiscal year ended March 31, 2024, we recorded a net loss available for common stockholders of approximately $16.3 million, or $0.02 per share, as compared with approximately $17.5 million, or $0.02 per share, for the year ended March 31, 2023. We expect to continue to incur operating losses until we reach sufficient commercial scale of our product to cover our operating costs. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. As set forth in this report, as of March 31, 2024, Company management assessed the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15 and Rule 15d-15 under the Exchange Act) based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Management concluded that, during the fiscal year ended March 31, 2024, the Company’s internal control over financial reporting was not effective. Management realized that there were deficiencies in the design or operation of the Company’s internal control over financial reporting that adversely affected it and that management considers to be material weaknesses. Such material weakness in our internal control over financial reporting have not been remedied.

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

We are highly dependent on the services of William Delgado, our Chief Financial Officer and Treasurer. Although Mr. Delgado allocates a significant amount of time to the Company and is active in our management, he does not devote his full time and attention to us. In addition to his positions with the Company, Mr. Delgado is also President, Chief Executive Officer, and Chief Financial Officer of Eco-Growth Strategies, Inc., a Hawaii based bottled water company, and Chief Executive Officer and Chairman of the Board of Global Digital Solutions, Inc., a transportation technology company. Mr. Delgado may also become involved in additional ventures from time to time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Management of material risks from cybersecurity threats is integrated into the Company’s overall risk management processes and is monitored as an enterprise risk. To that extent, the Company has engaged with a third-party service provider, DATAECON, in order to help manage its ongoing cybersecurity risk. This includes processes that are put in place in order to oversee and identify risks from cybersecurity threats associated with its use of any third-party service provider.

During our fiscal year ended March 31, 2023 , the email of one of our executive officers was hacked by an unknown third party. Utilizing the hacked email of our executive officer, the unknown third party requested a $100,000 payment from one of our investors. In response to the email, the investor wired the $100,000 payment to a bank account provided in the email. The investor funds were not recovered, and the Company was required to make certain restitution to the investor (via the issuance of common shares). As a result of the incident, the Company engaged with DATAECON in order to reduce the potential of such cybersecurity risks going forward.

Governance

While the board of directors does not have any formal oversight of risks from cybersecurity threats, it is important to note that, as discussed in Part III of this filing, our board of directors is comprised solely of Messrs. Easterling, Delgado and Untermeyer. As such, pursuant to the information provided below, all risks from cybersecurity threats our immediately shared with the board of directors.

Our chief technology officer (the “CTO”), Tom Untermeyer, is responsible for managing the Company’s cybersecurity risk. Mr. Untermeyer has served as the Company’s CTO since 2015. His business experience includes systems engineering, program development and technical management. Further, Mr. Untermeyer holds a Bachelor of Science in Electrical Engineering from St. Mary’s University. As NaturalShrimp is a small company with a limited number of employees, any cybsecurity threat or incident is immediately brought to the attention of Mr. Untermeyer. Further, as noted above, Mr. Untermeyer will then immediately inform his fellow board members including Mr. Easterling and Mr. Delgado.

ITEM 2. PROPERTIES

Our principal offices are located at 13601 Preston Road, Suite E1092, Dallas, Texas 75240, where we pay $2,063 per month under an operating lease that expires on March 31, 2027.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group quotation system under the symbol “SHMP.” On July 11, 2024, the closing price of our common stock reported by the OTC Markets was $0.010 per share.

Transfer Agent

Our transfer agent is TranShare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of July 11, 2024, there were approximately 522 shareholders of record of our common stock. As of such date, 1,175,827,812 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2024.

Recent Sales of Unregistered Securities

We have previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed since April 1, 2023, all sales of securities without registration under the Securities Act of 1933, as amended, during the fiscal year ended March 31, 2024.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2024, we did not repurchase any of our equity securities.

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

We began making regular weekly sales of live shrimp from our Iowa production facility in November 2021 and from our Texas production facility in June 2022. The Company is using its aforementioned platform technologies to retrofit 344,000 square feet of its existing Iowa facilities that we expect will, once fully operational, produce 15,000 pounds of shrimp per week. We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 20,000 pounds of shrimp production per week by the third calendar quarter of 2025.

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

On July 3, 2022, a building containing our water treatment and purification system in La Coste, Texas (the “Water Treatment Plant”) was completely destroyed in a fire. The Water Treatment Plant is a separate building consisting of approximately 8,000 square feet located apart from the production building, which was not damaged. The Company received $700,000 from its insurance company for the claim it filed for the fire damage. The Company used the proceeds from the insurance to acquire and replace necessary equipment that had been destroyed in the fire. Due to the damage caused by the fire, the Company has written off approximately $1.8 million of the fixed assets and $325,000 of the accumulated depreciation, which, less the $700,000 insurance settlement, resulted in the recognition of a $869,379 loss due to fire for the year ended March 31, 2023.

Results of Operations

Comparison of the Year Ended March 31, 2024 to the Year Ended March 31, 2023

Revenue

We had gross sales revenue of $446,301 and $238,685 during the fiscal years ended March 31, 2024 and 2023, respectively, which represents an increase of $207,616, or 87.0%.

Our increase in gross sales revenue during fiscal year 2024 as compared to the prior year was a result of the revenue recognized in the current year of $300,000 as a result of a six-month agreement the Company entered into with a company for the use of the NSI Technologies. During the same period in the prior year our sale of shrimp was primarily to two customers who engaged with the Company for a specific trial period. After the trial period, the parties could have, but decided not to, negotiate and execute a long-term distribution agreement.

We had net revenues of $320,606 and $37,832, respectively, during the fiscal years ended March 31, 2024 and 2023. The increase in net revenues for fiscal 2024 is the result of the increase in gross sales revenue, which was primarily driven by the cost of sales in fiscal 2024.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Cost of sales were $125,695 and $200,853, respectively, during the fiscal years ended March 31, 2024 and 2023. The decrease in cost of sales relates to the decrease in sales of shrimp during our fiscal year ended March 31, 2024 as compared to the same period in the prior year.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the fiscal years ended March 31, 2024 and March 31, 2023:

	Years Ended March 31,
	2024	2023

Salaries and related expenses	$1,936,572	$2,060,237
Professional fees	3,374,748	1,358,185
Other general and administrative expenses	1,525,497	2,415,749
Rent	43,062	89,524
Facility operations	772,196	1,936,296
Research and development	-	190,855
Depreciation	1,737,825	1,795,427
Amortization	1,470,000	1,470,000
Total	$10,859,900	$11,316,273

Operating expenses for the fiscal year ended March 31, 2024, decreased by approximately $0.5 million, or 4.0%, as compared to operating expenses for the fiscal year ended March 31, 2023, primarily as a result of a decrease in various expenses of approximately $2.5 million, offset by an increase of approximately $2.0 million in professional fees.

Decreases during fiscal year 2024 compared to the prior fiscal year included approximately $1.2 million, or 60.1%, in facility operations based on progress in the production of our goods to be sold, resulting in some of these costs being now recognized in cost of goods sold. The basic general and administrative costs, grouped together, also decreased in the current year compared to the prior year, by approximately $890,000, or 36.9%, as a result of the Company attempting to reduce some general expenses. During the current period there was no research and development work being done, so therefore there was a decrease of approximately $190,000, or 100% as compared to the same period in the prior year. The Company also decreased their salaries and wages by approximately $124,000, or 6.0% in the current period. All of these decreases were offset by the current year’s increase in professional fees, of $2,017,000, or 148.5%. The increase was primarily driven by $1,336,000 in the prior year that was Deferred offering costs recognized as an asset in relationship to the Yotta Merger Agreement, but upon the termination of the merger agreement the Deferred offering costs were expensed in professional fees. Additionally, included in this professional fees increase was 40,100,000 common shares issued to consultants, with a fair value of $604,700. The depreciation and amortization amounts were similar over the two years.

Other Income (Expense)

The following table summarizes the various components of our other income (expenses) for each of the years ended March 31, 2024 and March 31, 2023:

	Year Ended March 31,
	2024	2023
Interest expense	$(73,924)	$(2,273,353)
Interest expense – related parties	(35,051)	(16,022)
Amortization of debt discount	(56,868)	(5,019,883)
Change in fair value of derivative liability	-	811,000
Change in fair value of warrant liability	331,000	3,568,000
Change in fair value of restructured notes	(5,162,366)	(2,842,132)
Gain on extinguishment of debt	-	2,383,088
Extension fee	(190,000)	(575,100)
Gain on settlement of accrued expenses	-	124,202
Loss due to fire	-	(869,379)
Gain on termination of lease	32,375	-
Gain on sale of machinery and equipment	91,717	-
Total	$(5,063,117)	$(4,709,579)

Other Income (expense) for the year ended March 31, 2024, decreased from the year ended March 31, 2023, by approximately $354,000, or 7.5%. A majority of the change is a result of the extinguishment and restructuring of the Senior and August Restructured notes, as of November 4, 2022. Due to the extinguishment, in the prior year there was a gain on extinguishment of debt, as well as the amortization of the remaining debt discount on the two notes, and a deletion of a derivative liability. This was in the prior year an expense of approximately $5.0 million related to the removal of the original debt discounts for the two notes, with an amortization of the recognized debt discounts on the original issuance of the notes through November 4, 2022, offset by a gain on extinguishment of approximately $2.4 million, which are both basically a 100% difference to the present year. Additionally, the derivative liability related to the extinguished debt, which had a change in fair value with a recognition of income in the prior year of $811,000, was removed as part of the extinguishment and new recognition of the restructured notes. The restructured notes were elected to be accounted for under the fair value option, revalued each period end until settlement, with an increase of approximately $2.4 million in the expense recognized for the change in fair value between the two year ends. Further, under the ASC 825 fair value option, the interest expense is not recognized separately from the fair value of the restructured notes, and therefore, there is a decrease in interest expense of approximately $2.2 million, or 96.7%. These changes as an outcome of the extinguishment of the debt resulted in a total decrease in expenses of approximately $4.0 million. In the current period, there was an increase in the expense for the change in fair value of the restructured notes payable of approximately $2.3.

The Company originally recognized the warrant liability in December 2021 and re-measures it to fair value at each period-end. The decrease in the fair value as of March 31, 2024, resulted in a $331,000 recognition as income during the year ended March 31, 2024, compared to a decrease in fair value as of March 31, 2023, which resulted in $3,568,000 in income during the year ended March 31, 2023.

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

Liquidity, Financial Condition and Capital Resources

At March 31, 2024, we had cash on hand of $115,525 and a working capital deficit of approximately $38.1 million, compared to cash on hand of $216,465 and a working capital deficit of approximately $9.3 million at March 31, 2023. The decrease in working capital for the year ended March 31, 2024, is mainly due to the Senior Restructured Note fair value of $27,120,000 being reclassed to current liabilities based on the maturity date now being current, and an approximate $1.5 million decrease in current assets, as discussed in further detail below.

Total current assets were approximately $381,000 at March 31, 2024 compared to $1,882,000 at March 31, 2023. The major decrease in current assets at March 31, 2024, compared to March 31, 2023, is the result of the approximate $1,336,000 balance of the Deferred offering costs which were expensed due to the termination of the Merger Agreement. Additionally, there was a use of the cash on hand of approximately $101,000 and the current period expense of approximately $117,000 of Prepaid expenses.

Total current liabilities increased from $11.2 million at March 31, 2023 to $38.5 million at March 31, 2024. The change in current liabilities is mainly the result of the reclass of the Restructured Senior note payable to current liability, the removal of the derivative liability of $13.1 million fair value related to the restructured convertible note and the decrease in the warrant liability fair value of $3.6 million at March 31, 2023, partially offset by the new notes payable and the increase in accounts payable and other accrued expenses and accrued interest.

Working Capital Deficiency

The following table summarizes our working capital deficiency at March 31, 2024 and 2023:

	March 31,	March 31,
	2024	2023
Current assets	$381,135	$1,882,371
Current liabilities	38,528,534	11,221,783
Working capital deficiency	$38,147,399	$9,339,412

Current assets decreased during the year ended March 31, 2024, primarily because of the termination of the Merger Agreement resulting in the expense of the $1,336,263 of Deferred offering costs. Also contributing to the decrease in current assets was the expense of Prepaid expenses assets, and the use of $101,000 of our cash on hand. The increase in current liabilities during the year ended March 31, 2024, is primarily due to the reclassification of the Restructured Senior note payable, with a fair value as of the end of the current year of $27,120,000, as well as the $240,000 increase in the fair value of the Restructured August note payable, an increase in accrued interest, related parties, of approximately $716,000, and the issuance of $140,000 of notes payable to related parties. This was offset by the decrease in the fair value of the warrant liability of $331,000, and a decrease in accrued interest of approximately $816,000, based on the recognition of the related restructured notes at its fair value under ASC 825 at approximately $2.2 million.

Cash Flows

The following table summarizes our cash flows for each of the fiscal years ended March 31, 2024 and March 31, 2023:

	Years Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,875,138)	$(5,858,646)
Net cash provided by (used in) investing activities	121,490	(1,848,447)
Net cash provided by financing activities	3,652,708	6,189,518
Net change in cash	$(100,940)	$(1,517,575)

Net cash used in operating activities during the year ended March 31, 2024, was approximately $2.0 million less as compared to the year ended March 31, 2023. The decrease in cash used is primarily due to the increase in the change in fair value of the restructured notes payable, the decrease in the change in fair value of the warrant liability, the decrease accrued interest related to the restructured notes payable. The deferred offering costs was an increase in assets during the prior year, and a reduction in assets when expensed in the current year.

The net cash provided by investing activities in the year ended March 31, 2024 decreased by approximately $1,975,000 compared to net cash used by investing activities for the same period in the prior fiscal year. During the current period cash was only used to purchase approximately $43,000 and offset by $169,000 received for the sale of machinery and equipment as compared to cash used to purchase fixed assets which consists of approximately $2,548,000 for the prior year period, offset by $700,000 of cash received for the sale of machinery and equipment.

The net cash provided by financing activities decreased by approximately $2,561000 between periods. For the current period, the Company received approximately $3,169,000 for the sale of shares of common stock, $150,000 from the sale of Series E Preferred Shares, $194,000 for the sale of the new Series G Preferred Shares and $140,000 from promissory notes with related parties. In the same period in the prior year the Company received $3,076,000 for the sale of shares of common stock and $250,000 proceeds from related party promissory notes. In the prior period, as a result of the restructuring of two of the notes, the Company had received a net amount of $1,465,000 based on $4,865,000 from the original August promissory note offset by the removal of $3,900,000 that had been held in escrow until the restructuring of the August promissory note, as well as receiving $1,500,000 that had been held in escrow from the restructured convertible note they entered into in December of 2021.

Recent Financing Arrangements and Developments

Short-Term Debt and Lines of Credit

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% and 33.9% as of March 31, 2024 and 2023, respectively. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2024 and March 31, 2023.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.5% and 18.0% as of March 31, 2024 and 2023, respectively. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit was $10,237 as of both March 31, 2024 and March 31, 2023.

GHS Purchase Agreement

On November 4, 2022, the Company entered into a purchase agreement (the “GHS Purchase Agreement”) with GHS pursuant to which the Company may require GHS to purchase a maximum of up to 64,000,000 shares of NaturalShrimp Common Stock (“GHS Purchase Shares”) based on a total aggregate purchase price of up to $5,000,000 over a one-year term that ended on November 4, 2023. Notwithstanding the foregoing dollar limitations, the Company and GHS may, from time to time, mutually agree in writing to waive the aforementioned limitations for a particular purchase of GHS Purchase Shares, which waiver may not exceed the 4.99% beneficial ownership limitation contained in the GHS Purchase Agreement. NaturalShrimp will control the timing and amount of any sales of GHS Purchase Shares to GHS. The Company intends to use the net proceeds from the sale of any GHS Purchase Shares for working capital and general corporate purposes.

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

In the year ended March 31, 2024, the Company sold 11,981,706 shares of common stock at a net amount of approximately $376,000, at a share price of $0.03, of the GHS Purchase Agreement.

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

In the last quarter ending March 31, 2024, the Company sold 100,816,636 shares of common stock at a net amount of approximately $845,000, at share prices of $0.008 through $0.009, in relation to the Equity Financing Agreement.

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

On February 23, 2024, the Company entered into a consulting agreement in which it was required to issue the consultant a retainer fee to be either $180,000 in cash or $200,000 in shares of the Company’s preferred stock. The Company issued 200 of their Series G, with a stated value of $240,000. The $40,000 discount will be accreted up to the redemption price over the one-year period until redemption.

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

On February 22, 2024, the Company and the Investor entered into an Exchange Agreement on the January 2023 Note. In the Exchange Agreement the remaining January 2023 Note was partitioned into a $91,800 new promissory note, leaving the original January 2023 Note with an adjusted balance of $313,718. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $190,000 based on the market price of the shares of $0.019 on the execution date, resulting in an excess of $98,200 to be recognized as a financing expense.

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta”), with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta (“Merger Agreement”). Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. The Merger Agreement was terminated , and management believes the promissory note will be settled in the Breakup Fee.

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

Restructured August Note Payable

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

In conjunction with the Merger Agreement, the Company entered into a Restructuring Agreement with respect to the August Note through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which (i) the uplist terms were removed, (ii) in the event that the Closing does not occur on or before December 31, 2022, the then-current outstanding balance will be increased by 2% and will increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and (iii) the outstanding balance of the August Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain Streeterville’s consent or notify Streeterville for certain major equity related transactions. The Business Combination has not yet closed, and therefore the outstanding balance on the August Note increased by 2% per month, in the amount of approximately $144,000, as of March 31, 2023. The Merger had not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $272,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. (See Note 13) On November 20, 2023, the maturity date was extended to June 30, 2024.

We analyzed the restructured August Note under ASC 470-50 as to whether the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1.9 million, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b), a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the August Note as to whether it fell under the guidance of embedded derivatives and was required to be bifurcated. The August Note was revalued as of March 31, 2024 at approximately $2,640,000, with a change in fair value of approximately $240,000 in the current year recognized in the accompanying Consolidated Statement of Operations. We revalued the August Note as of March 31, 2023 at approximately $2.4 million, with a change in fair value of approximately $467,000 recognized in the Company’s Consolidated Statement of Operations.

Promissory Note — related parties

On August 10, 2022, the Company entered into a loan agreement for an aggregate of $300,000 with employee and family member related parties, which is to be considered priority debt of the Company. As of the date of this report, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due one year from the date of the note. For the year ended March 31, 2024 and 2023, the interest expense was approximately $50,000 and $22,000, respectively.

Restructured Senior Note Payable

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

As of March 31, 2023, the Business Combination had not yet closed, and therefore the outstanding balance of the Restructured Senior Note increased 2% per month, in the amount of approximately $1,336,000 as of March 31, 2023. As of June 30, 2023, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement (See Note 13). Based on the termination in July of 2023, the equal monthly payments were to begin on September 20, 2023. On November 20, 2023, the Investor issued a waiver to the Company on the equal monthly payments, which are not currently required to be paid.

We analyzed the Restructured Senior Note under ASC 470-50 as to if the changes in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the Restructured Senior Note is determined to be fundamentally different from the original Convertible Note. As such, with the removal of the Convertible Note and its debt discount and accrued interest as compared to the Restructured Senior Note with a fair value of approximately $18.9 million, there was a gain in extinguishment of approximately $2.5 million. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, we will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of March 31, 2024 at approximately $27,120,000, with a change in fair value of approximately $5,830,000 recognized in the Company’s accompanying Consolidated Statement of Operations. We revalued the Restructured Senior Note as of March 31, 2023 at approximately $21.3 million, with a change in fair value of approximately $2.4 million recognized in the Company’s Consolidated Statement of Operations.

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

Going Concern and Management Liquidity Plans

The consolidated financial statements have been prepared assuming that it will continue as a going concern. For the year ended March 31, 2024, the Company had a net loss available for common stockholders of approximately $15,808,000. As of March 31, 2024, the Company had an accumulated deficit of approximately $183,341,000 and a working capital deficit of approximately $37,698,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this report. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended March 31, 2024, the Company received net cash proceeds of approximately $3,169,000 from the sale of shares of its common stock, approximately $344,000 from the sale of preferred shares and $140,000 proceeds from the issuance of promissory notes, related parties.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal years ended March 31, 2024 and 2023. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with ASC 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. For the year ended March 31, 2024, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 1,116,482,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 267,836,000 underlying common shares, 445 of Series G Redeemable Convertible Preferred shares whose approximately 66,750,000 underlying shares are convertible at the investors’ option at a conversion price based on the discounted market price of $0.008 and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended March 31, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 803,124,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35 and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 3,192,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 192,750,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

As of March 31, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2024 was not effective. Management realized that there were deficiencies in the design or operation of our internal control over financial reporting that adversely affected it and that management considers to be material weaknesses. Such material weaknesses in our internal control over financial reporting have not been remedied.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Since
Gerald Easterling	76	Chief Executive Officer, President and Director	2015
William Delgado	65	Treasurer, Chief Financial Officer and Director	2014
Tom Untermeyer	65	Chief Operating Officer, Chief Technology Officer and Director	2019
William Steven Walker	73	General Counsel and Secretary	2022

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

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Meetings of the Board; Committees

Our Board of Directors held one formal meeting in the fiscal year ended March 31, 2024. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o NaturalShrimp Incorporated, 13601 Preston Road, Suite E1092, Dallas, Texas 75240.

Director Nominations

As of March 31, 2024, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Code of Ethics

We have adopted a written code of ethics that applies to our chief executive officer and chief financial officer. A copy of such code of ethics is available upon written request to the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2024 and 2023 by our current principal executive officer and each of the other two highest paid executives whose total compensation exceeded $100,000 during those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		All Other Compen- sation	Total
Gerald Easterling,	2024	$180,000	$-		$-	$14,385	$194,385
Chairman of the Board, President and CEO (1)	2023	$180,000	-		-	$14,385	$194,385

William Delgado,	2024	$160,000	$-		$-	$9,132	$169,132
CFO (2)	2023	$160,000	$-		$-	$-	$160,000

Tom Untermeyer,	2024	$160,000	$-		$-	$8,910	$168,910
COO, CTO (3)	2023	$160,000	$-	$		$8,910	$168,910

(1)	Mr. Easterling is entitled to receive medical insurance reimbursement, of which $0 and $5,590 was paid during the fiscal years ended March 31, 2024 and 2023, respectively, and $11,180 was accrued at March 31, 2024. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which $0 and $4,000 was paid during the fiscal year ended March 31, 2024 and 2023 and $8,000 was accrued for March 31, 2024. As of March 31, 2024, Mr. Easterling was owed $232,500 for accrued and unpaid wages. The accrued amount represents his entire salary for fiscal year 2024 and a portion of his salary for fiscal year 2023.

(2)	As of March 31, 2024, Mr. Delgado was owed $206,667 for accrued and unpaid wages. The accrued amount represents his entire salary for fiscal year 2024 and a portion of his salary for fiscal year 2023. Mr. Delagado is also eligible to receive healthcare reimbursement, of which $9,132 was paid during our fiscal year ended March 31, 2024.

(3)	As of March 31, 2024 and 2023, Mr. Untermeyer was owed $270,667 and $110,667, respectively, for accrued and unpaid salary. The accrued amount represents his entire salary for fiscal year 2024 and a portion of his salary for fiscal year 2023. Mr. Untermeyer is entitled to receive medical insurance reimbursement, of which $0 was paid during the fiscal year ending March 31, 2024 and $3,714 was accrued and unpaid. Mr. Untermeyer is also entitled to an automobile allowance of $500 per month, of which $0 was paid during the fiscal year ended March 31, 2024 and $8,000 was accrued and unpaid.

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

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None of NaturalShrimp’s executive officers held any unexercised options to purchase stock of NaturalShrimp, unvested shares of NaturalShrimp common or preferred stock, or outstanding equity incentive plan awards at March 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding our shares of common stock and our voting shares beneficially owned as of July 11, 2024 and is based on (i) 1,209,334,067 shares of common stock issued and outstanding, (ii) 5,000,000 shares of Series A Preferred Stock issued and outstanding all owned by Gerald Easterling (which equals 300 million votes and is convertible into the number of shares of common stock equal to the difference between our authorized and issued shares of common stock (224,172,188 shares), and (iii) 750,000 shares of Series F Preferred Stock issued and outstanding (which equals 750 million votes and is not currently convertible into shares of common stock) for  (A) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock and voting shares, (B) each named executive officer and director, and (C) all executive officers and directors as a group. A person is considered to beneficially own any shares (1) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (2) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 05 , 2024. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of June 05, 2024  is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each of the shareholders listed below is: 13601 Preston Road, Suite E1092, Dallas, Texas 75240.

Beneficial Owner	Common Stock Shares Beneficially Owned		% of Common Stock Shares Beneficially Owned		Voting Shares Beneficially Owned		% of Voting Shares Beneficially Owned (7)
Gerald Easterling	227,629,095	(1)	19.36	%(3)	553,456,907	(4)	28.78%
William Delgado	5,715,719	(2)	*		255,715,719	(5)	13.30%
Tom Untermeyer	5,140,666	(2)	*		255,140,666	(6)	13.27%
Directors and Executive Officers as a Group (three persons)
Total	46,317,330		5.15%		1,064,313,292		55.34%

* Less than 1%

(1)	Consists of (a) 3,456,907 shares of common stock and (b) 224,172,188 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(2)	Consists solely of shares of common stock owned. Of the 5,715,719 shares owned, all but 500,000 are held by Dragon Acquisitions LLC, of which Mr. Delgado is the managing member.

(3)	Solely with regard to Mr. Easterling, the percentage is based on the 1,175,827,812 shares of common stock outstanding plus the 227,629,095 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(4)	Consists of (a) 3,456,907 shares of common stock, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock held by Mr. Easterling is entitled (60 votes per share), and (c) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Easterling is entitled (1,000 votes per share).

(5)	Consists of (a) 5,715,719 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Delgado is entitled (1,000 votes per share).

(6)	Consists of (a) 5,140,666 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Untermeyer is entitled (1,000 votes per share).

(7)	Each percentage in this column is based on (a) 1,175,827,812 shares of common stock outstanding, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock outstanding is entitled (60 votes per share), (c) 5,143,000 votes to which the 1,500 shares of Series E Preferred Stock outstanding is entitled, and (c) 750 million votes to which the 750,000 shares of Series F Preferred Stock outstanding is entitled (1,000 votes per share).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended March 31, 2024, the Company received $140,000 in proceeds from the issuance of three promissory notes with family members of related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date.

During the year ended March 31, 2023, the Company issued a loan agreement for $300,000, with employee and family member related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due in one year from the issuance date of the notes.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following tables set forth the fees billed to us for professional services rendered by Turner, Stone & Company for the years ended March 31, 2024 and 2023:

Services	2024	2023
Audit fees	$85,600	$85,700
Audit related fees	12,600	18,888
Tax fees	-	28,250
All other fees	31,935	-
Total fees	$130,135	$132,838

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Audit Related Fees

The audit related fees were paid for the services of issuing consents for our registration statements.

Tax Fees

The taxes fees were paid for tax services provided during the years ended March 31, 2023.

All Other Fees

All other fees were for services provided related to the merger with Yotta Acquisition Corp.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of NaturalShrimp Incorporated, as amended	10-K	3.1	6/29/2022
3.2	Bylaws of NaturalShrimp Incorporated	S-1	3.2	6/11/2009
3.3	Certificate of Designation of Series A Preferred Stock	8-K	3.1	8/22/2018
3.4	Certificate of Designation of Series B Preferred Stock	10-Q	3.1	11/14/2019
3.5	Certificate of Designation of Series D Preferred Stock	8-K	3.1	12/22/2020
3.6	Certificate of Designation of Series E Preferred Stock	8-K	3.1	4/15/2021
3.7	Certificate of Designation of Series F Preferred Stock	8-K	3.1	3/1/2022
3.8*	Certificate of Designation of Series G Preferred Stock
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
4.2	Description of Securities	10-K	4.2	6/29/2022
4.3	Warrant to Purchase Shares of Common Stock issued January 23, 2017 to Vista Capital Investments, LLC	10-K	10.21	6/29/2017
4.4	Restructuring Agreement dated as of November 4, 2022, by and between Streeterville Capital, LLC, and NaturalShrimp Incorporated	10-K	4.4	6/27/2023
4.5	Amended and Restated Secured Promissory Note, effective date August 17, 2022	10-K	4.5	6/27/2023
4.6	Restructuring Agreement dated as of November 5, 2022, by and between GHS Investments, LLC, and NaturalShrimp Incorporated	10-K	4.6	6/27/2023
4.7	Form of Warrant dated April 14, 2021, issued to Investor	8-K	4.1	4/15/2021
4.5	Form of Pre-Funded Common Stock Purchase Warrant, dated June 28, 2021	8-K	4.1	7/2/2021
4.9	Form of Warrant, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	4.1	11/24/2021
4.10	Amended and Restated Secured Promissory Note, effective date December 15, 2021	10-K	4.10	6/27/2023
4.11	Restructuring Agreement dated as of November 7, 2022, by and between Joseph A. Alagna Jr. and NaturalShrimp Incorporated (warrant to purchase 66,857 shares of common stock)	10-K	4.11	6/27/2023
4.12	Restructuring Agreement dated as of November 7, 2022, by and between Joseph A. Alagna Jr. and NaturalShrimp Incorporated (warrant to purchase 600,000 shares of common stock)	10-K	4.12	6/27/2023
4.13	Restructuring Agreement dated as of November 7, 2022, by and between Stephan A. Stein and NaturalShrimp Incorporated (warrant to purchase 40,114 shares of common stock)	10-K	4.13	6/27/2023
4.14	Restructuring Agreement dated as of November 7, 2022, by and between Stephan A. Stein and NaturalShrimp Incorporated (warrant to purchase 360,000 shares of common stock)	10-K	4.14	6/27/2023
4.15	Restructuring Agreement dated as of November 7, 2022, by and between Anthony Sica and NaturalShrimp Incorporated (warrant to purchase 240,000 shares of common stock)	10-K	4.15	6/27/2023
4.16	Restructuring Agreement dated as of November 7, 2022, by and between Anthony Sica and NaturalShrimp Incorporated (warrant to purchase 26,743 shares of common stock)	10-K	4.16	6/27/2023
4.17	Restructuring Agreement dated as of November 7, 2022, by and between Brandon Ross and NaturalShrimp Incorporated (warrant to purchase 167,143 shares of common stock)	10-K	4.17	6/27/2023
4.18	Restructuring Agreement dated as of November 7, 2022, by and between Brandon Ross and NaturalShrimp Incorporated (warrant to purchase 1,600,000 shares of common stock)	10-K	4.18	6/27/2023
4.19	Restructuring Agreement dated as of November 7, 2022, by and between Michael Hodges and NaturalShrimp Incorporated (warrant to purchase 33,429 shares of common stock)	10-K	4.19	6/27/2023
4.20	Restructuring Agreement dated as of November 7, 2022, by and between Michael Hodges and NaturalShrimp Incorporated (warrant to purchase 200,000 shares of common stock)	10-K	4.20	6/27/2023
10.1+	Employment Agreement dated as of April 1, 2015 with Gerald Easterling	8-K	10.3	5/7/2015
10.1.1*+	Amendment to Employment Agreement with Gerald Easterling dated as of May 21, 2021
10.2	Form of Securities Purchase Agreement, dated as of April 14, 2021, by and between the Company and the Purchaser	8-K	10.1	4/15/2021
10.3	Form of Exchange Agreement, dated as of April 14, 2021 by and between the Company and a holder of the Series D Preferred Stock	8-K	10.2	4/15/2021
10.4	Securities Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021	8-K	10.1	6/1/2021
10.5#	Patents Purchase Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021	8-K	10.2	6/1/2021
10.6	Form of Leak-Out Agreement by and between NaturalShrimp Incorporated and F&T Water Solutions, LLC, dated May 19, 2021.	8-K	10.3	6/1/2021
10.7	Form of Securities Purchase Agreement, dated June 28, 2021, by and between the Company and the Purchaser	8-K	10.2	7/2/2021
10.8	Form of Securities Purchase Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.1	11/24/2021
10.9	Form of Registration Rights Agreement, dated as of November 22, 2021, by and between the Company and the Purchaser	8-K	10.2	11/24/2021
10.10	Form of Waiver	8-K	10.3	11/24/2021
10.11	Securities Purchase Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.1	12/21/2021
10.12	Security Agreement, dated December 15, 2021, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.2	12/21/2021

10.13#	Purchase Agreement, dated as of November 4, 2022, by and between the Company and GHS Investments LLC	10-Q	10.1	2/16/2023
10.14	Securities Purchase Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.1	8/24/2022
10.15	Escrow Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated, Streeterville Capital LLC, and Hansen Black Anderson Ashcraft PLLC	8-K	10.2	8/24/2022
10.16	Security Agreement, dated August 17, 2022, by and between NaturalShrimp Incorporated and Streeterville Capital LLC	8-K	10.3	8/24/2022
10.17#	Purchase Agreement, dated as of November 4, 2022, by and between the Company and GHS Investments LLC	8-K	10.1	11/8/2022
10.18	Equity Financing Agreement dated April 28, 2023 by and between NaturalShrimp Incorporated and GHS Investments, LLC	8-K	10.1	5/10/2023
10.19	Registration Rights Agreement dated April 28, 2023 by and between NaturalShrimp Incorporated and GHS Investments, LLC	8-K	10.2	5/10/2023
10.20#	Purchase Agreement, dated as of May 9, 2023, by and between NaturalShrimp Incorporated and GHS Investments LLC	8-K	10.3	5/10/2023
10.21	Licensing Agreement dated May 24, 2023 by and between Niterra Co., Ltd. and NaturalShrimp Incorporated	8-K	10.1	6/8/2023
10.22	Securities Purchase Agreement, dated December 14, 2023, by and between NaturalShrimp Incorporated and GHS Investments, LLC	8-K	10.1	1/9/2024
10.23	Consulting Agreement with Redhawk Investment Group, LLC	8-K	10.1	2/29/2024
10.24+	Employment Agreement dated as of November 1, 2017 with Tom Untermeyer	10-K	10.18	6/27/2023
10.25+	Amendment to Employment Agreement with Tom Untermeyer dated as of May 21, 2021	10-K	10.19	6/27/2023
10.26+	Employment Agreement dated as of May 1, 2021 with William Delgado	10-K	10.20	6/27/2023
21.1*	Subsidiaries of the Registrant.	10-K	21.1	6/27/2023
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

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

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)

Date:	July 17, 2024

By:	/s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	July 17, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gerald Easterling	Chief Executive Officer and Chairman of the Board	Date: July 17, 2024
Gerald Easterling	of Directors (Principal Executive Officer)

/s/ William Delgado	Chief Financial Officer, Treasurer and Director	Date: July 17, 2024
William Delgado	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tom Untermeyer	Chief Operating Officer, Chief Technology Officer and Director	Date: July 17, 2024
Tom Untermeyer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2024 and 2023

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NaturalShrimp Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated as of March 31, 2024 and 2023, and the related statements of consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of NaturalShrimp Incorporated as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Description of Matter

Impairment of Intangible Assets and Fixed Assets:

The impairment evaluation of the Company’s intangible assets and fixed assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual asset basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews intangible assets and fixed assets for impairment indicators on an annual basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed a quantitative impairment assessment as of March 31, 2024, for all intangible assets and fixed assets. When performing a quantitative impairment assessment, the Company estimates cash flows at the asset level from continuing use through the remainder of the asset’s estimated useful life. If the estimated cash flows are not sufficient to recover an intangible assets and fixed assets’ carrying value, the Company recognizes an impairment to reduce the carrying value to the estimated fair value. The Company applies significant judgment in estimating the cash flows of its intangible assets and fixed assets based on expected revenues, industry, and business growth, and expected residual cash flows. We identified the impairment of life intangible assets and fixed assets as a critical audit matter because of the significant judgment required by management to determine estimated expected revenues, growth, and cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s model which included projected revenues based on forecasted growth rates and cash flow analysis included the following, among others:

-	We evaluated management’s ability to forecast future cash flows by evaluating management’s forecast of estimated future cash flows assumptions.
-	We involved specialists to assist in our evaluation of the Company’s methodology and significant assumptions and inputs used in estimating the recoverable amount including, but not limited to, the forecasted performance driven by expected industry receptivity, prices and expected capex and operating costs.
-	We reviewed the completeness and accuracy of the underlying data used in management’s forecast.
-	We assessed the underlying source information where available and mathematical accuracy of the calculations.

/s/ Turner, Stone & Company, L.L.P.

We have served as NaturalShrimp Incorporated’s auditor since 2015.

Dallas, Texas

July 17, 2024

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023
ASSETS
Current assets
Cash	$115,525	$216,465
Accounts receivable	27,450	17,325
Inventory	68,510	25,725
Prepaid expenses	169,650	286,593
Deferred offering costs	-	1,336,263

Total current assets	381,135	1,882,371

Fixed assets, net	13,301,245	15,043,715

Other assets
Construction-in-process	-	25,130
Patents, net	5,878,500	6,268,500
License Agreement, net	8,062,376	9,142,376
Right of Use asset	73,449	204,243
Deposits	20,633	20,633

Total other assets	14,034,958	15,660,882

Total assets	$27,717,338	$32,586,968

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,495,689	$3,510,206
Accrued interest	107,435	923,387
Accrued interest - related parties	254,593	219,542
Other accrued expenses	1,743,799	1,314,961
Accrued expenses - related parties	1,116,107	400,306
Short-term note and lines of credit	19,817	19,817
Notes payable	553,322	671,100
Restructured Senior note payable	27,120,000	-
Restructured August note payable	2,640,000	2,400,000
Notes payable - related parties	880,412	740,412
Dividends payable	544,800	579,248
Warrant liability	24,000	355,000
Lease liability, current	28,560	87,804

Total current liabilities	38,528,534	11,221,783

Restructured Senior note payable	-	21,290,000
Note payable, less current maturities	-	23,604
Lease liability, non-current	43,325	125,189

Total liabilities	38,571,859	32,660,576

Commitments and contingencies (Note 13)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,656 and 1,670 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	1,977,900	2,003,557

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	43,612,000	43,612,000

Series G Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 145 and 0 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	432,000	-

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	500	500

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 1,116,482,063 and 803,123,748 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	111,712	80,377

Additional paid in capital	126,468,749	121,156,733
Stock to be issued	390,024	662,767
Subscription receivable	(56,250)	(56,250)
Accumulated deficit	(183,791,156)	(167,533,292)
Total stockholders’ deficit	(56,876,421)	(45,689,165)

Total liabilities, mezzanine and stockholders’ deficit	$27,717,338	$32,586,968

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended
	March 31, 2024	March 31, 2023

Sales	$446,301	$238,685
Cost of sales	125,695	200,853
Net revenue	320,606	37,832

Operating expenses:
General and administrative	6,879,879	5,923,695
Research and development	-	190,855
Facility operations	772,196	1,936,296
Depreciation	1,737,825	1,795,427
Amortization	1,470,000	1,470,000
Total operating expenses	10,859,900	11,316,273

Net loss from operations	(10,539,294)	(11,278,441)

Other income (expense):
Interest expense	(73,924)	(2,273,353)
Interest expense - related parties	(35,051)	(16,022)
Amortization of debt discount	(56,868)	(5,019,883)
Change in fair value of derivative liability	-	811,000
Change in fair value of warrant liability	331,000	3,568,000
Change in fair value of restructured notes payable	(5,162,366)	(2,842,132)
Loss due to fire	-	(869,379)
Gain on extinguishment of debt	-	2,383,088
Extension fee	(190,000)	(575,100)
Gain on settlement of accrued expenses	-	124,202
Gain on termination of lease	32,375	-
Gain on sale of machinery and equipment	91,717	-

Total other expense, net	(5,063,117)	(4,709,579)

Loss before income taxes	(15,602,411)	(15,988,020)

Provision for income taxes	-	-

Net loss	(15,602,411)	(15,988,020)

Amortization of beneficial conversion feature on Preferred shares	-	(212,048)
Accretion on Preferred shares	(65,900)	(755,333)
Dividends	(589,553)	(541,868)

Net loss available for common stockholders	$(16,257,864)	$(17,497,269)

Loss per share (Basic and Diluted)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	872,850,853	748,525,497

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Additional paid in	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	receivable	deficit	deficit

Balance March 31, 2022	5,000,000	$500	674,364,124	$67,500	$96,701,607	$20,132,650	$-	$150,036,023	$(33,133,765)

Balance March 31, 2023	5,000,000	$500	803,123,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)	(45,689,165)

Issuance of common shares under financing agreement			217,655,635	21,765	3,146,943	-	-	-	3,168,708
Shares issued upon exchange of Partitioned Note			30,000,000	3,000	457,000	-	-	-	460,000
Conversion of Series E Preferred stock to common stock			23,989,570	2,399	825,601	-	-	(350,825)	477,175
Accretion of Series E Preferred stock			-	-	-	-	-	(27,900)	(27,900)
Accretion on Series G Preferred stock			-	-	-	-	-	(38,000)	(38,000)
Dividends payable on Preferred stock			-	-	-	-	-	(238,728)	(238,728)
Common stock issued to consultants			40,100,000	4,010	600,690	-	-	-	604,700
Common stock issued to employees			750,000	75	9,125	-	-	-	9,200
Common stock issued for legal settlement to NSH shareholders			863,110	86	272,657	(272,743)	-	-	-

Net loss	-	-	-	-	-	-	-	(15,602,411)	(15,602,411)

Balance March 31, 2024	5,000,000	$500	1,116,482,063	$111,712	$126,468,749	$390,024	$(56,250)	$(183,791,156)	(56,876,421)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,602,411)	$(15,988,020)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,737,825	1,795,427
Amortization expense	1,470,000	1,470,000
Amortization of debt discount	56,868	5,019,883
Change in fair value of derivative liability	-	(811,000)
Change in fair value of warrant liability	(331,000)	(3,568,000)
Change in fair value of restructured notes payable	5,162,366	2,842,132
Extension fee	125,000	575,100
Financing costs	136,750	-
Gain on extinguishment of debt	-	(2,383,088)
Gain on sale of machinery and equipment	(91,717)	-
Shares issued for services	613,900	99,124
Amortization of operating lease right-of-use assets	38,865	78,510
Gain on termination of lease	(32,375)	-
Issuance of Series G Preferred Stock for services	200,000
Loss due to fire	-	869,379

Changes in operating assets and liabilities:
Accounts receivable	(10,125)	(2,940)
Inventory	(42,785)	43,445
Prepaid expenses	116,943	1,224,953
Deferred offering costs	1,336,263	(1,336,263)
Accounts payable	(14,074)	712,169
Other accrued expenses	428,838	1,107,543
Accrued expenses - related parties	715,801	200,306
Accrued interest	91,682	2,249,932
Accrued interest - related parties	35,051	16,022
Operating lease liabilities	(16,804)	(73,260)

Cash used in operating activities	(3,875,139)	(5,858,646)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	(42,510)	(2,548,447)
Cash received for sale of machinery and equipment	164,000	700,000

Cash provided by (used in) investing activities	121,490	(1,848,447)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	-	(96,000)
Payments on notes payable, related party	-	(5,000)
Repayment of short-term promissory note and lines of credit	-	(227)
Proceeds from sale of stock	3,168,708	3,075,745
Proceeds from promissory note	-	1,465,000
Proceeds from promissory note, related parties	140,000	250,000
Proceeds from convertible debentures, receipt from escrow	-	1,500,000
Escrow account in relation to the proceeds from promissory notes	-	-
Proceeds from sale of Series E Preferred Shares	150,000	-
Proceeds from sale of Series G Preferred Shares	194,000	-

Cash provided by financing activities	3,652,708	6,189,518

NET CHANGE IN CASH	(100,941)	(1,517,575)

CASH AT BEGINNING OF YEAR	216,465	1,734,040

CASH AT END OF YEAR	$115,524	$216,465

INTEREST PAID	$17,758	$7,472

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$25,130	$1,061,971
Shares issued upon conversion of Preferred stock	$477,175	1,668,000
Shares issued upon exchange of Partitioned Note	$460,000
Dividends on Series E Preferred stock	$238,728	$-
Dividends in kind issued	$516,000	$-
Shares issued/to be issued, for legal settlement	$272,743	$-

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2024 AND 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2024, the Company had a net loss available for common stockholders of approximately $16,258,000. As of March 31, 2024, the Company had an accumulated deficit of approximately $183,791,000 and a working capital deficit of approximately $38,147,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended March 31, 2024, the Company received net cash proceeds of approximately $3,169,000 from the sale of common shares, $344,000 from the sale of preferred shares (See Note 8), and $140,000 proceeds from the issuance of promissory notes, related parties.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of NaturalShrimp Incorporated and its wholly-owned subsidiaries, NaturalShrimp USA Corporation, NaturalShrimp Global and NAS, and the 51% ownership of NaturalShrimp/Hydrenesis LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. As of March 31, 2024, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 1,116,482,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 267,836,000 underlying common shares, 445 of Series G Redeemable Convertible Preferred shares whose approximately 66,750,000 underlying shares are convertible at the investors’ option at a conversion price based on the discounted market price of $0.008 and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. As of March 31, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 803,124,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35 and 170 shares of Series E Redeemable Convertible Preferred shares whose approximately 3,192,000 underlying shares are convertible at the investors’ option at conversion price of 90% of the average of the two lowest market prices over the last 10 days, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 192,750,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of March 31, 2024 and March 31, 2023.

The derivative and warrant liabilities, and fair value option on Restructured notes are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended March 31, 2024 and 2023

Warrant liability

	March 31, 2024	March 31, 2023
Warrant liability balance at beginning of year	$355,000	$3,923,000
Change in fair value	(331,000)	(3,568,000)
Balance at end of year	$24,000	$355,000

At March 31, 2024, the fair value of the warrant liability was estimated using a Black Sholes option pricing model with the following weighted-average inputs: the price of the Company’s common stock of $0.011; a risk-free interest rate ranging from 4.40% to 4.59%, and expected volatility of the Company’s common stock ranging from 124.8% to 133.8% and the remaining terms of each warrant issuance.

At March 31, 2023, the fair value of the warrant liability was estimated using a Black Sholes option pricing model with the following weighted-average inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81% and expected volatility of the Company’s common stock ranging from 113.6% to 121.0% and the remaining terms of each warrant issuance.

Restructured August and Senior Notes Payable

	March 31, 2024	March 31, 2023
Restructured notes payable fair value at beginning of year	$23,690,000	$-
Fair value of Promissory Notes upon Restructuring Agreement	-	20,847,867
Reclass of accrued interest	907,634	-
Change in fair value	5,162,366	2,842,133
Restructured Notes Payable fair value at end of year	$29,760,000	$23,690,000

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under ASC 825 fair value option. The fair value for both periods is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee in for an estimated period, and a 45% and 40% present value factor, respectively as of March 31, 2024 and March 31, 2023. In accordance with ASC 825, the Company chose to present the component for the accrued interest in the same line item on the accompanying consolidated balance sheet with the fair value option, and as of April 1, 2023, reclassed the accrued interest to not be presented as a separate line item.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2024 and March 31, 2023.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2024 and 2023, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of March 31, 2024 and 2023, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

Patent Agreement

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T Water Solutions, LLC (“F&T”). The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company purchased F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issue 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. Amortization over the next five years is expected to be $390,000 per year, for a total of $1,950,000. Amortization expense was $390,000 and $390,000 for the years ended March 31, 2024 and 2023.

License Agreements

On August 25, 2021, the Company, through its 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement (“Rights”), in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”). Both Rights agreements are for a 10-year term, which shall automatically renew for ten-year successive terms. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the territory, which will be named the NSI Technologies and Equipment (“NSI Technologies”).

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

For the years ended March 31, 2024 and 2023, the amortization of the Rights was $1,080,000 and $1,080,000, respectively. The amortization is approximately $1,080,000 per year, and approximately $5,400,000 over the next five years.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, as such, the Company records revenue when its customers obtain control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company will sell primarily to food service distributors, as well as to wholesalers, retail establishments and seafood distributors.

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

	Years ended
	March 31, 2024	March 31, 2023

Shrimp sales	$146,301	$238,685
Technology and equipment services	300,000	—
Total revenues	$446,301	$238,685

On May 21, 2023, the Company entered into a six-month agreement with a company for the use of the NSI Technologies. Per the agreement, the customer is to pay a total of $300,000 comprised of an initial payment equal to $150,000 at execution of the contract and then $25,000 per month for the combined total of the Service Fee. As of March 31, 2024, the Company has received the total $300,000, comprised of the initial payment and $100,000 related to the monthly service fees which began September 1, 2023.

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

As of March 31, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2024, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets is as follows:

	March 31, 2024	March 31, 2023
Land	$324,293	$324,293
Buildings	6,624,549	5,495,150
Machinery and equipment	11,210,985	12,293,112
Autos and trucks	208,771	307,227
	18,368,598	18,419,782
Accumulated depreciation	(5,067,353)	(3,376,067)
Fixed assets, net	$13,301,245	$15,043,715

The consolidated statements of operations reflect depreciation expense of approximately $1,738,000 and $1,795,000 for the years ended March 31, 2024 and 2023, respectively.

On July 3, 2022, a building containing the Company’s water treatment and purification system in La Coste, Texas (the “Water Treatment Plant”) was completely destroyed in a fire. The Water Treatment Plant is a separate building consisting of approximately 8,000 square feet located apart from the production building, which was not damaged. Due to the damage caused by the fire, the Company has written off approximately $1,763,000 of the fixed assets and $325,000 of the accumulated depreciation.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% and 33.9% as of March 31, 2024 and 2023, respectively. The line of credit is unsecured. The balance of the line of credit was $9,580 at both March 31, 2024 and March 31, 2023.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.5% and 18.0% as of March 31, 2024 and 2023, respectively. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2024 and March 31, 2023.

NOTE 5 – PROMISSORY NOTE

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid (the “Exit Fee”). The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta Acquisition Corporation (Note 11), for a contribution to a required extension fee for the business combination. On November 17, 2023, the Company received an extension of the maturity date to June 30, 2024, for a $5,000 extension fee. The maturity date was further extended to August 15, 2024.

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

On February 22, 2024, the Company and the Investor entered into an Exchange Agreement on the January 2023 Note. In the Exchange Agreement the remaining January 2023 Note was partitioned into a $91,800 new promissory note, leaving the original January 2023 Note with an adjusted balance of $313,718. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $190,000 based on the market price of the shares of $0.019 on the execution date, resulting in an excess of $98,200 to be recognized as a financing expense.

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta Investment”), with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation, (“Merger Agreement”). Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 13, the Merger Agreement was terminated, and management believes the promissory note will be settled in the Breakup Fee.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta Investment, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation. Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. As discussed in Note 13, the Merger Agreement was terminated, and management believes the promissory note will be settled in the Breakup Fee.

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. During the year ended March 31, 2024, the Company did not make the monthly payments. The balance as of both March 31, 2024 and March 31, 2023 was $119,604, with the full balance as of March 31, 2024 and $96,000 for the year end March 31, 2023, classified in current liabilities, on the consolidated balance sheets.

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 13), on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructured August Note decreased the principal to $1,748,667, less an OID of $138,667, and the amount in escrow was returned to the investor, The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger had not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $272,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. (See Note 13) On November 20, 2023, the maturity date was extended to June 30, 2024. The maturity date was further extended to August 15, 2024.

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note . The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of March 31, 2024 at approximately $2,640,000, with a change in fair value of approximately $240,000 in the current year recognized in the accompanying Consolidated Statement of Operations. The August Note was revalued as of March 31, 2023 at approximately $2,400,000, with a change in fair value of approximately $467,000. As of March 31, 2024, the accrued interest from the restructuring date, which is included in the fair value is approximately $415,000.

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

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 13), The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Senior Note; after which the remaining balance of the Senior Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Merger Agreement closing date (“Closing Date”) or the termination of such agreement. All payments made shall be subject to an Exit Fee of 15% of the portion of the outstanding balance being paid. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, a termination, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) uplist terms in which the Company was to cause the common stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ, were removed, ii) Maturity date was modified from December 15, 2023 to 12 months from the Closing or termination of the Merger Agreement, provided not to be later than September 30, 2024, and iii) the outstanding balance of the Senior Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of June 30, 2023, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement (See Note 13). Based on the termination in July of 2023, the equal monthly payments were to begin on September 20, 2023. On July 3, 2024, the Investor issued a waiver to the Company on the equal monthly payments, which are not currently required to be paid, through August 15, 2024.

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of March 31, 2024, the Company is in full compliance with the covenants and Events of Default.

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

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of March 31, 2024 at approximately $27,120,000, with a change in fair value of approximately $5,830,000 recognized in the Company’s accompanying Consolidated Statement of Operations. The Senior Note was revalued as of March 31, 2023, at approximately $21,290,000, with a change in fair value of approximately $2,376,000 recognized in the accompanying condensed consolidated Statement of Operations. As of March 31, 2024, the accrued interest from the restructuring date, which is included in the fair value is approximately $5,688,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2024 and March 31, 2023, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001, respectively. Of this amount, 5,000,000 shares of Series A Preferred Stock are authorized and outstanding, 5,000 shares Series B Preferred Stock are authorized and no shares outstanding; 5,000 shares Series D Preferred Stock are authorized with none outstanding; 10,000 shares Series E Preferred Stock are authorized with 1,656 and 1,670 outstanding, respectively; 750,000 shares Series F Redeemable Convertible Preferred stock are authorized with 750,000 shares outstanding, and 10,000 shares of Series G preferred stock are authorized with 445 outstanding, respectively.

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

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share and (ii) a warrant to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $0.75, which expires in five years, for a purchase price of $1,500,000. The warrant had a fair value of $561,000, estimated using the Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.38; a risk-free interest rate of 1.33%, the expected volatility of the Company’s common stock of 209.9%; the estimated remaining term, a dividend rate of 0%. The Company also issued 267,429 warrants as placement agent fees, with a fair value of $101,000, estimated with the same assumptions. All of the warrants were classified as a liability, as it is not known if there will be sufficient authorized shares to be issued upon settlement. The Company accreted the carrying value, reflecting the discount of $300,000 between the stated value and purchase price and the fair value of the warrants issued of $662,000, of the Series E Preferred Stock in temporary equity up to the redemption value over the period until its redemption which was fully accreted as of March 31, 2023.

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

On November 5, 2022, the Company entered a restructuring agreement with the Series E Preferred Stockholders, whereby the Series E Preferred Stock and the warrants outstanding as of the Closing date shall have their terms adjusted. The outstanding warrants shall be a) cancelled in exchange for a cash payment equal to the fair value of the warrants based on the Black Scholes model, with the exercise price to be adjusted to equal 80% of the average volume weighted average price of the Company common stock during the five trading day period immediately prior to the Closing Date (the “Adjusted Exercise Price”); or (b) as of the Effective Time, canceled and treated as if exercised for that number of shares of the Company’s common stock calculated using the Black Scholes model fair value, the number of Warrant Shares on the Closing Date and the Adjusted Exercise Price, with the shares of the Company’s common stock that would have been due to Holder as a result of such exercise of the Warrant treated as if issued to Holder and then converted into the right to receive (i) the Closing Per Share Merger Consideration (as defined in the Merger Agreement) plus (ii) the Additional Per Share Merger Consideration (as defined in the Merger Agreement), if any, at the time and subject to the contingencies set forth in the Merger Agreement. For the Series E Preferred Stock that shall be outstanding immediately prior to the Effective Time, they shall be canceled and treated as if converted into that number of shares of the Company’s common stock equal to (i) the stated value of $1,200 per share plus any unpaid dividends, multiplied by 1.25, divided by (ii) 80% of the average volume weighted average price of the Company’s common stock during the five trading day period immediately prior to the Closing Date. The shares of the Company’s common stock that would have been due to the holder as a result of the conversion of such shares of Series E Convertible Preferred Stock shall be treated as issued to holder and converted, as of the Effective Time, into the right to receive (y) the Closing Per Share Merger Consideration plus (z) the Additional Per Share Merger Consideration, if any, at the time and subject to the contingencies set forth in the Merger Agreement. Due to the termination of the Merger Agreement (Note 13) this restructuring agreement is no longer effective.

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

For the year ended March 31, 2024 the accretion for the Series E Preferred Stock was $27,900.

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

On February 23, 2024, the Company entered into a consulting agreement in which it was required to issue the consultant a retainer fee to be either $180,000 in cash or $200,000 in shares of the Company’s preferred stock. The Company issued 200 of their Series G, with a stated value of $240,000. The $40,000 discount will be accreted up to the redemption price over the one-year period until redemption.

During the year ending March 31, 2024, the accretion for the Series G Preferred Stock was $38,000.

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

In the year ended March 31, 2024, the Company sold 11,981,706 shares of common stock at a net amount of approximately $376,000, at a share price of $0.03, of the GHS Purchase Agreement.

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

In the last quarter ending March 31, 2024, the Company sold 100,816,636 shares of common stock at a net amount of approximately $845,000, at share prices of $0.008 through $0.009, in relation to the Equity Financing Agreement.

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

Common Shares Issued to Consultants

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

Common Shares Issued to Employees

In February and March 2024, the Company issued 700,000 shares of common stock to four employees for a bonus compensation, with a total fair value of $8,100, based on the market price of $0.010 to $0.012 on the grant dates.

On October 10, 2023, a new employee was issued 50,000 shares of common stock as a signing bonus with a total fair value of $1,100, based on the market price of $0.02250 on the grant date.

NOTE 9 – OPTIONS AND WARRANTS

The Company has not granted any options since inception.

No warrants were issued in the year ended March 31, 2024 and 2023, nor were any warrants exercised nor expired. The outstanding warrants have an average strike price of $0.47, with remaining terms from 3 years to 3.72 years.

All of the warrants issued have been recognized as a liability, based on the fact it is not known if there will be sufficient authorized shares to be issued upon settlement.

The 18,573,116 warrants outstanding as of March 31, 2024, were revalued as of year-end for a fair value of $24,000, with a decrease in the fair value of $331,000 recognized on the Consolidated Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.011; a risk-free interest rate of 4.40%, to 4.59%, the expected volatility of the Company’s common stock of 124.8% to 133.8%; the estimated remaining term, a dividend rate of 0%.

The 18,573,116 warrants outstanding as of March 31, 2023, were revalued as of year-end for a fair value of $355,000, with a decrease in the fair value of $3,568,000 recognized on the Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81%, the expected volatility of the Company’s common stock of 121.0%; the estimated remaining term, a dividend rate of 0%.

NOTE 10 – RELATED PARTY TRANSACTIONS

Promissory Note

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with family member related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date.

On August 10, 2022, the Company issued a loan agreement for $300,000, with employee and family member related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due in one year from the issuance date of the notes.

For the year ended March 31, 2024, the interest expense for the related party promissory notes was approximately $28,000. As of March 31, 2024 and March 31, 2023, the accrued interest related to the related party promissory notes was approximately $50,000 and $22,000, respectively.

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer (“CFO”) a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the CTO compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the year ended March 31, 2022, $200,000 was paid each to the President and CTO, with a total of $200,000 remaining in accrued expenses, related parties, as of March 31, 2024 and 2023.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both March 31, 2024 and March 31, 2023. As of both March 31, 2024 and March 31, 2023, accrued interest payable was approximately $74,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of March 31, 2024 and 2023, respectively, and is classified as a current liability on the consolidated balance sheets. As of March 31, 2024 and March 31, 2023, accrued interest payable was approximately $146,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes as of March 31, 2024 and March 31, 2023 was $54,647 and is classified as a current liability on the consolidated balance sheets.

NOTE 11 –INCOME TAXES

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

The components of income tax expense for the years ended March 31, 2024 and 2023 consist of the following:

	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	-	-
Permanent differences	0.9%	4.6%
Valuation allowance	(21.9)%	(25.6)%
Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets as of March 31, 2024 and 2023 are summarized below.

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$17,600,000	$8,900,000
Other	1,206,000	(279,000)
Total deferred tax asset	18,806,000	8,621,000
Valuation allowance	(18,806,000)	(8,621,000)
	$-	$-

As of March 31, 2024, the Company had approximately $83,800,000 of federal net operating loss carry forwards. The carry forwards beginning in tax years 2018 are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. on January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $10,185,000 and $2,949,000 in the years ended March 31, 2024 and 2023, respectively.

The Company reviewed all income tax positions taken or that they expect to be taken for all open years and determined that the income tax positions are appropriately stated and supported for all open years. The Company is subject to U.S. federal income tax examinations by tax authorities for tax years after 2017 due to unexpired net operating loss carryforwards originating in and subsequent to that year. The Company may be subject to income tax examinations for the various taxing authorities which vary by jurisdiction.

NOTE 12 – LEASE

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

On December 31, 2023, the Company moved to a new office space in Texas, and the sublease in effect was terminated. At the termination of the original lease, the existing ROU of approximately $153,000 and lease liability of approximately $175,000 was removed, with a gain of approximately $22,000 recognized in the year ended March 31, 2023, in the accompanying Consolidated Statement of Operations.

On December 20, 2023, the Company entered into a sublease for a new office space in Texas, with a commencement date of January 1, 2024, which will terminate on March 31, 2027. The monthly rates are $2,063 for April 1, 2024 through March 31, 2025, $2,192 for the second year of April 1, 2025 through March 31, 2026 and $2,320 for the final year. On December 19, 2023, the Company paid a $2,063 security deposit, which is included in Prepaid expenses on the accompanying consolidated balance sheet. The Company assessed its new office lease as an operating lease.

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

The following is a schedule of maturities of lease liabilities as of March 31, 2024:

2025	$28,496
2026	30,043
2027	31,590
Total future minimum lease payments	90,129
Less: imputed interest	18,244
Total	$71,885

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Gary Shover

A shareholder of NaturalShrimp Holdings, Inc. (“NSH”), Gary Shover, filed suit against the Company on August 11, 2020 in the Northern District of Texas, Dallas Division, alleging breach of contract for the Company’s failure to exchange common shares of the Company for shares Mr. Shover owns in NSH. On November 15, 2021, a hearing was held before the US District Court for the Northern District of Texas, Dallas Division at which time Mr. Shover and the Company presented arguments as to why the Court should approve a joint motion for settlement. After considering the argument of counsel and taking questions from those NSH Shareholders who were present through video conferencing link, the Court approved the motion of the parties to allow Mr. Shover and all like and similarly situated NSH Shareholders to exchange each share of NSH held by a NSH Shareholder for a share of the Company. A final Order was signed on December 6, 2021 and the case was closed by an Order of the Court of the same date. The Company is to issue approximately 93 million shares in settlement, which as of December 6, 2021 was recognized as stock payable on the Company’s balance sheet, and its fair value of $29,388,000, based on the market value of the Company’s common shares of $0.316 on the date the case was closed, has been recognized in the Company’s statement of operations as legal settlement. As of March 31, 2022, 28,494,706 of the shares presented in Stock Payable have been issued, with the fair value of $9,415,950 reclassified out of Stock Payable. In the year ended March 31, 2023, an additional 61,558,203 of shares of common stock with a fair value of $19,445,284 were issued out of the Stock Payable. In the year ended March 31, 2024, an additional 863,110 of shares of common stock with a fair value of $272,743 were issued out of the Stock Payable.

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

The Merger Agreement provided, among other things, that Merger Sub will merge with and into the Company, with the Company as the surviving company (the “Surviving Company”) in the merger and, after giving effect to such merger, the Company shall be a wholly-owned subsidiary of Yotta (the “Merger”). In addition, Yotta would be renamed “NaturalShrimp, Incorporated” or such other name as shall be designated by the Company. Other capitalized terms used, but not defined, herein have the respective meanings given to such terms in the Merger Agreement.

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

As a result of the termination of the Merger Agreement the related Deferred offering costs in current assets of $1,394,366 was expensed in professional fees in the year ended March 31, 2024.

The Merger Agreement had provided for aggregate consideration to be issued to securityholders of the Company of 17,500,000 shares (the “Closing Merger Consideration Shares”) of Yotta’s common stock, par value $0.0001 per share (“Yotta Shares”), to be issued at the effective time of the Merger (the “Effective Time”), plus an additional (i) 5,000,000 Yotta Shares if the Surviving Corporation has at least $15,000,000 in revenue during the fiscal year ended March 31, 2024 and (ii) 5,000,000 Yotta Shares if the Surviving Corporation has at least $30,000,000 in revenue during the fiscal year ended March 31, 2025 (collectively, the “Contingent Merger Consideration Shares”).

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

Pursuant to the terms of the Merger Agreement and agreements that, pursuant to the Merger Agreement, the Company would have entered into with holders of such convertible securities, such convertible securities would have been canceled prior to the closing of the Merger in exchange (except for the Series A Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series A Preferred”) for a cash payment or Yotta Shares as follows: (i) at the option of the holder thereof, each outstanding warrant to purchase shares of Common Stock would have been e canceled in exchange for a cash payment based on the value thereof or treated as exercised for shares of Common Stock, in each case based on an adjusted exercise price and as otherwise set forth in the Merger Agreement and/or the individual agreements, and if treated as exercised, converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; (ii) each outstanding share of Series F Convertible Preferred Stock of the Company, par value $0.0001 per share, would have been canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares; and (iii) each outstanding share of Series E Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Series E Preferred”), would have been canceled and treated as if converted into shares of Common Stock at an adjusted conversion rate as set forth in the Merger Agreement and/or such individual agreements, and converted into the right to receive such deemed shares of Common Stock’s allocable portion of the Closing Merger Consideration Shares and the Contingent Merger Consideration Shares. In addition, each holder of Series E Preferred would have been entitled to receive at the Effective Time an additional number of Closing Merger Consideration Shares as are necessary to ensure that the per-share value of the Yotta Shares that such stockholder is entitled to receive is not less than the per-share value (based on the effective purchase price) of the aggregate Yotta Shares then held by any Yotta stockholder after taking into account any newly-issued Yotta Shares that such Yotta stockholder acquires directly from Yotta prior to the closing of the Merger (the “Closing”) (which will reduce the number of Closing Merger Consideration Shares that will be issued to the Company’s other securities holders). The Series A Preferred would have been e cancelled and retired without any conversion thereof and for no consideration.

The Business Combination was expected to be accounted for as a reverse merger and recapitalization of NaturalShrimp into Yotta in accordance with GAAP because NaturalShrimp has been determined to be the accounting acquirer under ASC 805 under the no-redemption and full redemption scenarios. Under this method of accounting, Yotta will be treated as the “acquired” company for financial reporting purposes. Accordingly, the combined assets, liabilities and results of operations of NaturalShrimp will become the historical financial statements of NaturalShrimp Incorporated, and Yotta’s assets, liabilities and results of operations will be consolidated with NaturalShrimp beginning on the acquisition date. For accounting purposes, the financial statements of NaturalShrimp Incorporated will represent a continuation of the financial statements of NaturalShrimp with the transaction being treated as the equivalent of NaturalShrimp issuing stock for the net assets of Yotta, accompanied by a recapitalization. The net assets of Yotta will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be presented as those of NaturalShrimp in future reports of NaturalShrimp Incorporated.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2024, the Company sold 72,852,004 shares of common stock at a net amount of approximately $528,000, at share prices of $0.007 through $0.008, in relation to the Equity Financing Agreement.

On April 3, 2024, the Company and the Investor entered into an Exchange Agreement on the January 2023 Note. In the Exchange Agreement the remaining January 2023 Note was partitioned into a $92,700 new promissory note, leaving the original January 2023 Note with an adjusted balance of $221,018. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $100,000 based on the market price of the shares of $0.010 on the execution date, resulting in an excess of $7,300 to be recognized as a financing expense.

On April 23, 2024, the Company received a tranche of $100,000 under the SPA for 100 Series G Preferred Stock with a stated value of $120,000. The $20,000 discount will be accreted up to the redemption price over the one-year period until redemption.

On June 12, 2024, the Company received a tranche of $100,000 under the SPA for 100 Series G Preferred Stock with a stated value of $120,000. The $20,000 discount will be accreted up to the redemption price over the one-year period until redemption.

On July 10, 2024, the Company received a tranche of $100,000 under the SPA for 100 Series G Preferred Stock with a stated value of $120,000. The $20,000 discount will be accreted up to the redemption price over the one-year period until redemption.

On July 3, 2024, the Company and the Investor entered into an Exchange Agreement on the Senior Note. In the Exchange Agreement the remaining Senior Note was partitioned into a $90,000 new promissory note, leaving the original Senior Note outstanding balance to be reduced by $90,000. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $90,000 based on the market price of the shares of $0.009 on the execution date

