Form 10-Q
period 2024-06-30
NaturalShrimp Inc
filed 2024-08-14
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 14, 2024, there were 1,236,270,085  shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED and subsidiaries

CONDENSED Consolidated Balance Sheets

	June 30, 2024	March 31, 2024
ASSETS
Current assets
Cash	$4,978	$115,525
Accounts receivable	22,165	27,450
Inventory	60,352	68,510
Prepaid expenses	161,473	169,650

Total current assets	248,968	381,135

Fixed assets, net	12,845,980	13,301,245

Other assets
Patents, net	5,781,000	5,878,500
License Agreement, net	7,792,376	8,062,376
Right of Use asset	69,717	73,449
Deposits	20,633	20,633

Total other assets	13,663,726	14,034,958

Total assets	$26,758,674	$27,717,338

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,684,727	$3,495,689
Accrued interest	107,435	107,435
Accrued interest - related parties	264,343	254,593
Other accrued expenses	1,842,878	1,743,799
Accrued expenses - related parties	1,258,759	1,116,107
Short-term note and lines of credit	19,817	19,817
Notes payable	460,622	553,322
Restructured Senior note payable	27,690,000	27,120,000
Restructured August note payable	2,790,000	2,640,000
Notes payable - related parties	880,412	880,412
Dividends payable	619,896	544,800
Warrant liability	19,000	24,000
Lease liability, current	28,560	28,560

Total current liabilities	39,666,449	38,528,534

Lease liability, non-current	38,552	43,325

Total liabilities	39,705,001	38,571,859

Commitments and contingencies (Note 11)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,656 and 1,670 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	1,987,200	1,977,900

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	43,612,000	43,612,000

Series G Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 645 and 445 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	671,000	432,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	500	500

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 1,192,874,082 and 1,116,482,063 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	119,351	111,712

Additional paid in capital	127,046,949	126,468,749
Stock to be issued	390,024	390,024
Subscription receivable	(56,250)	(56,250)
Accumulated deficit	(186,717,101)	(183,791,156)
Total stockholders’ deficit	(59,216,527)	(56,876,421)

Total liabilities, mezzanine and stockholders’ deficit	$26,758,674	$27,717,338

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended
	June 30, 2024	June 30, 2023

Sales	$36,618	$205,872
Cost of sales	34,732	49,741
Net revenue	1,886	156,131

Operating expenses:
General and administrative	1,104,485	1,298,451
Facility operations	158,535	358,258
Depreciation	434,908	434,809
Amortization	367,500	367,500
Total operating expenses	2,065,428	2,459,018

Net loss from operations	(2,063,542)	(2,302,887)

Other income (expense):
Interest expense	(3,899)	(2,713)
Interest expense - related parties	(9,750)	(6,250)
Change in fair value of warrant liability	5,000	50,000
Change in fair value of restructured notes payable	(720,000)	137,634
Extension fee	-	(180,000)
(Loss) gain on sale of machinery and equipment	(10,357)	5,785

Total other income (expense), net	(739,006)	4,456

Loss before income taxes	(2,802,548)	(2,298,431)

Provision for income taxes	-	-

Net loss	(2,802,548)	(2,298,431)

Accretion on Preferred shares	(48,300)	-
Dividends	(75,097)	(404,825)

Net loss available for common stockholders	$(2,925,945)	$(2,703,256)

Loss per share (Basic and Diluted)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,167,281,937	839,745,626

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENT of CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended June 30, 2024 and 2023

(Unaudited)

	Series A Preferred stock		Common stock		Additional paid	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	in Capital	issued	receivable	deficit	deficit

Balance March 31, 2024	5,000,000	$500	1,116,482,063	$111,712	$126,468,749	$390,024	$(56,250)	$(183,791,156)	(56,876,421)

Issuance of common shares under financing agreement	-	-	66,392,019	6,639	479,200	-	-	-	485,839
Shares issued upon exchange of Partitioned Note	-	-	10,000,000	1,000	99,000	-	-	-	100,000
Accretion of Series E Preferred stock	-	-	-	-	-	-	-	(9,300)	(9,300)
Accretion on Series G Preferred stock	-	-	-	-	-	-	-	(39,000)	(39,000)
Dividends payable on Preferred stock	-	-	-	-	-	-	-	(75,097)	(75,097)

Net loss	-	-	-	-	-	-	-	(2,802,548)	(2,802,548)

Balance June 30, 2024	5,000,000	$500	1,192,874,082	$119,351	$127,046,949	$390,024	$(56,250)	$(186,717,101)	(59,216,527)

Balance March 31, 2023	5,000,000	$500	803,123,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)	(45,689,165)

Common stock issued for legal settlement to NSH shareholders	-	-	863,110	86	272,657	(272,743)	-	-	-
Issuance of common shares under financing agreements	-	-	40,187,311	4,019	1,294,493	-	-	-	1,298,512
Conversion of Series E Preferred Shares to common stock	-	-	23,989,570	2,399	825,601	-	-	(350,825)	477,175
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(54,000)	(54,000)
Common stock issued to consultants	-	-	100,000	10	4,690	-	-	-	4,700

Net loss	-	-	-	-	-	-	-	(2,298,431)	(2,298,431)

Balance June 30, 2023	5,000,000	$500	868,263,739	$86,891	$123,554,174	$390,024	$(56,250)	$(170,236,548)	(46,261,209)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,802,548)	$(2,298,431)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	434,908	434,809
Amortization expense	367,500	367,500
Change in fair value of warrant liability	(5,000)	(50,000)
Change in fair value of restructured notes payable	720,000	(137,634)
Financing costs	7,300	120,000
(Loss) gain on sale of machinery and equipment	10,357	(5,785)
Shares issued for services	-	4,700
Amortization of operating lease right-of-use assets	3,732	20,293

Changes in operating assets and liabilities:
Accounts receivable	5,285	(19,004)
Inventory	8,158	(20,932)
Prepaid expenses	8,177	32,462
Deferred offering costs	-	(55,503)
Accounts payable	189,038	35,636
Other accrued expenses	99,079	12,032
Accrued expenses - related parties	142,652	171,690
Accrued interest - related parties	9,750	6,250
Operating lease liabilities	(4,773)	(18,981)

Cash used in operating activities	(806,385)	(1,400,898)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	-	(39,308)
Cash received for sale of machinery and equipment	10,000	19,000

Cash provided by (used in) investing activities	10,000	(20,308)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	-	(24,000)
Proceeds from sale of stock	485,838	1,298,512
Proceeds from sale of Series G Preferred Shares	200,000	-

Cash provided by financing activities	685,838	1,274,512

NET CHANGE IN CASH	(110,547)	(146,694)

CASH AT BEGINNING OF PERIOD	115,525	216,465

CASH AT END OF PERIOD	$4,978	$69,771

INTEREST PAID	$3,899	$7,472

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion of Preferred stock	$-	828,000
Shares issued upon exchange of Partitioned Note	$100,000	-
Dividends on Series E Preferred stock	$-	$404,825
Dividends in kind issued	$75,097	$516,000
Shares issued/to be issued, for legal settlement	$-	$272,743

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2024

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2024, the Company had a net loss available for common stockholders of approximately $2,926,000. As of June 30, 2024, the Company had an accumulated deficit of approximately $186,717,000 and a working capital deficit of approximately $39,417,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2024, the Company received net cash proceeds of approximately $486,000 from the sale of common shares (See Note 8), and $200,000 from the sale of Series G Preferred stock. Subsequent to period end, the Company received approximately $42,000 for the sale of common shares and $100,000 from the sale of Series G Preferred stock (See Note 12).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial information as of and for the three months ended June 30, 2024 and 2023 has been prepared in accordance with US GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our condensed consolidated financial position at such date and the condensed consolidated operating results and cash flows for such periods. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on July 17, 2024.

The condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including NSC, NS Global and NAS, and owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. As of the three months ended June 30, 2024, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 1,192,874,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 286,290,000 underlying common shares, 645 of Series G Redeemable Convertible Preferred shares whose approximately 387,000,000 underlying shares are convertible at the investors’ option at a conversion price based on the discounted market price of $0.002 and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. As of the three months ended June 30, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 868,264,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 208,383,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at the balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but US GAAP provides an option to elect fair value accounting for these instruments. US GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in the operating results or within comprehensive income (loss) of the respective period. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2024 and March 31, 2023.

The warrant liabilities and fair value option on Restructured notes, are Level 3 fair value measurements.

The following is a summary of activity of Level 3 during the nine months ended June 30, 2024 and the year ended March 31, 2024:

Warrant liability

	June 30, 2024	March 31, 2024
	(unaudited)
Warrant liability balance at beginning of period	$24,000	$355,000
Change in fair value	(5,000)	(331,000)
Balance at end of period	$19,000	$24,000

At June 30, 2024, the fair value of the warrant liability was estimated using a Black Sholes option pricing model with the following inputs: the price of the Company’s common stock of $0.011; a risk-free interest rate ranging from 4.52% to 4.71%; and expected volatility of the Company’s common stock ranging from 128.3% to 137.7% and the remaining terms of each warrant issuance.

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

Restructured August and Senior Notes Payable

	June 30, 2024	March 31, 2024
Restructured notes payable fair value at beginning of period	$29,760,000	$23,690,000
Reclass of accrued interest	-	907,634
Change in fair value	720,000	5,162,366
Restructured notes payable fair value at end of period	$30,480,000	$29,760,000

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under the fair value option within ASC Topic 825, “Financial Instruments.” The fair value for both periods is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 45% and 40% present value factor, respectively as of June 30, 2024 and March 31, 2024.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2024 and March 31, 2024.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2024 and March 31, 2024, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty-year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three months ended June 30, 2024 and June 30, 2023, the amortization of the patents was $97,500 and $97,500 and in the amortization of the license rights was $270,000 and $270,000, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of June 30, 2024, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

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

	Three months ended
	June 30, 2024	June 30, 2023

Shrimp sales	$36,618	$55,872
Technology and equipment services	-	150,000
Total revenues	$36,618	$205,872

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options”, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260 to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company adopted ASU 2020-06 as of April 1, 2024, which had no impact on its consolidated financial statements and related disclosures.

As of June 30, 2024, there were a few new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the accompanying condensed consolidated balance sheet date of June 30, 2024, through the date which the unaudited condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of June 30, 2024 and March 31, 2024 is as follows:

	June 30, 2024	March 31, 2024
	(unaudited)
Land	$324,293	$324,293
Buildings	6,624,549	6,624,549
Machinery and equipment	11,210,985	11,210,985
Autos and trucks	188,414	208,771
	18,348,241	18,368,598
Accumulated depreciation	(5,502,261)	(5,067,353)
Fixed assets, net	$12,845,980	$13,301,245

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $435,000 and $435,000 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of June 30, 2024. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2024 and March 31, 2024.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.5% as of June 30, 2024. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2024 and March 31, 2024.

NOTE 5 –NOTES PAYABLE

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the Outstanding Balance being paid. The cash was not transferred to the Company’s bank account, but instead to a planned merger entity, Yotta Acquisition Corporation, (“Yotta”) for a contribution to a required extension fee for the business combination. On November 17, 2023, the Company received an extension of the maturity date to June 30, 2024, for a $5,000 extension fee. The maturity date has been further extended to August 15, 2024.

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

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta Investment”), with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation, (“Merger Agreement”). Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. The Merger Agreement has been terminated in July 2023, and management believes the promissory note will be settled in the Breakup Fee.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta Investment, with no interest to accrue on the principal balance. The promissory note is to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation. Upon the occurrence of an event of default, including the termination of the Merger Agreement, the unpaid principal balance of this note, and all other sums payable with regard to this note, shall automatically and immediately become due and payable, in all cases without any action on the part of the Company. The Merger Agreement has been terminated in July 2023, and management believes the promissory note will be settled in the Breakup Fee.

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. Since the time after the year ended March 31, 2023, the Company has not made the monthly payments. The balance as of both June 30, 2024 and March 31, 2024 was $119,604 included in the Notes payable classified in current liabilities, on the condensed consolidated balance sheets.

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation, on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructured August Note decreased the principal to $1,748,667, less an OID of $138,667, and the amount in escrow was returned to the investor, The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger had not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $272,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. On November 20, 2023, the maturity date was extended to June 30, 2024. The maturity date has been further extended to August 15, 2024.

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note . The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of June 30, 2024 at approximately $2,790,000, with a change in fair value of approximately $150,000. The August Note was revalued as of March 31, 2024 at approximately $2,640,000, with a change in fair value of approximately $240,000 in the current year recognized in the accompanying condensed Consolidated Statement of Operations. As of June 30, 2024, the accrued interest from the restructuring date, which is included in the fair value is approximately $490,000.

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

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation. The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Senior Note; after which the remaining balance of the Senior Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Merger Agreement closing date (“Closing Date”) or the termination of such agreement. All payments made shall be subject to an Exit Fee of 15% of the portion of the outstanding balance being paid. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the closing, a termination, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) uplist terms in which the Company was to cause the common stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ, were removed, ii) Maturity date was modified from December 15, 2023 to 12 months from the closing or termination of the Merger Agreement, provided not to be later than September 30, 2024, and iii) the outstanding balance of the Senior Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of June 30, 2023, the Merger had not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. Based on the termination in July of 2023, the equal monthly payments were to begin on September 20, 2023. On July 3, 2024, the Investor issued a waiver to the Company on the equal monthly payments, which are not currently required to be paid, through August 15, 2024.

The Note also contains certain negative covenants and Events of Default, which in addition to common events of default, include the Company fails to maintain the share reserve, the occurrence of a Fundamental Transaction without the Lenders written consent, the Company effectuates a reverse split of its common stock without 20 trading days written notice to Lender, fails to observe or perform or breaches any covenant, and, the Company or any of its subsidiaries, breaches any covenant or other term or condition contained in any Other Agreements in any material. Upon an Event of a Default, at its option and sole discretion, the Investor may consider the Note immediately due and payable. Upon such an Event of Default, the interest rate increases to 18% per annum and the outstanding balance of the Note increases from 5% to 15%, depending upon the specific Event of Default. As of June 30, 2024, the Company is in full compliance with the covenants and Events of Default.

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

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of June 30, 2024 at approximately $27,690,000, with a change in fair value of approximately $570,000 recognized in the Company’s accompanying condensed consolidated Statement of Operations. The Restructured Senior Note was revalued as of March 31, 2024 at approximately $27,120,000, with a change in fair value of approximately $5,830,000 recognized in the Company’s accompanying condensed Consolidated Statement of Operations. As of June 30, 2024, the accrued interest from the restructuring date, which is included in the fair value is approximately $6,463,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2024 and March 31, 2024, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding, 10,000 shares Series E preferred stock are authorized with 1,656 outstanding , 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, and 10,000 shares of Series G preferred stock are authorized with 645 and 445 outstanding, respectively.

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

During the three months ending June 30, 2024, the accretion for the Series G Preferred Stock was $39,000. During the year ending March 31, 2024, the accretion for the Series G Preferred Stock was $38,000.

Series E Preferred Stock

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share for a purchase price of $1,500,000, with a stated value of $1,200 per share, dividends at the rate of twelve percent (12%) per annum, payable quarterly. and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share.

On July 24, 2023, the Company entered into a Securities Purchase Agreement for the additional sale of 156 shares of Series E Preferred Stock at a price of $1,000 per share of Preferred Stock, for a total of $156,000. The Series E Preferred Stock will earn a dividend of 12% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. As of June 30, 2024 the accretion for the Series E Preferred Stock was $9,300.

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

In the three months ended June 30, 2024, the Company sold 66,392,019 shares of common stock at a net amount of approximately $486,000, at share prices of $0.007 through $0.008, in relation to the Equity Financing Agreement.

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

Further, pursuant to the terms of the GHS 2023 Purchase Agreement, from May 9, 2023 until the date that is the later of (i) the closing of the transactions whereby Yotta Merger Sub, Inc. will merge with and into the Company, with the Company as the surviving company (the “Merger”); and (ii) the 12 month anniversary of the initial closing pursuant to the Section 2(a) of GHS Purchase Agreement, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), GHS shall have the right to participate in any financing, up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing. Following the Merger, the Participation Maximum would have been 50% of the Subsequent Financing.

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

The 18,573,116 warrants outstanding as of June 30, 2024, were revalued as of period end for a fair value of $19,000, with a decrease in the fair value of $5,000 recognized on the accompanying condensed consolidated Statement of Operations. The fair value of the warrant liability was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.01; a risk-free interest rate ranging from 4.52% to 4.71%; and expected volatility of the Company’s common stock ranging from 128.3% to 137.7% and the remaining terms of each warrant issuance.

The 18,573,116 warrants outstanding as of June 30, 2023, were revalued as of period end for a fair value of $305,000, with a decrease in the fair value of $50,000 recognized on the accompanying condensed consolidated Statement of Operations. The fair value was estimated using Black Scholes Model, with the following inputs: the price of the Company’s common stock of $0.05; a risk-free interest rate of 3.81% to 4.49%, the expected volatility of the Company’s common stock ranging from 128.3% to 137.7%; the estimated remaining term, a dividend rate of 0%.

NOTE 9 – RELATED PARTY TRANSACTIONS

Bonus Compensation – Related Party

On May 11, 2021, the Company paid the Chief Financial Officer (“CFO”) a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the CTO compensation bonuses of $300,000 each. The bonuses to the President and CTO are to be distributed within the next twelve months from the award date, and are included in accrued expenses, related parties as of December 31, 2021. During the year ended March 31, 2022, $200,000 was paid each to the President and CTO, with a total of $200,000 remaining in accrued expenses, related parties, as of June 30, 2024 and March 31, 2024.

Promissory Note

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date. The maturity date has been extended for six months to two of the related parties and three months for one of the related party.

On August 10, 2022, the Company issued a loan agreement for $300,000, with related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at a 10% per annum and are due in one year from the issuance date of the notes. The maturity date has been extended an additional six months, to February 10, 2025.

For the three months ended June 30, 2024 and June 30, 2023, the interest expense for the related party promissory notes was approximately $10,000 and $6,000, respectively. As of June 30, 2024 and March 31, 2024, the accrued interest related to the related party promissory notes was approximately $59,000 and $26,000, respectively.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both June 30, 2024 and March 31, 2024. As of both June 30, 2024 and March 31, 2023, accrued interest payable was approximately $74,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both June 30, 2024 and March 31, 2024, and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of June 30, 2024 and March 31, 2024, accrued interest payable was approximately $146,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at June 30, 2024 and March 31, 2024 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets.

NOTE 10 – LEASE

On May 26, 2021, the Company entered into a sublease for a new office space in Texas. The lease commenced on August 1, 2021 for a monthly rent of $7,000, and was to terminate on October 31, 2025. The Company assessed its new office lease as an operating lease.

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

On December 31, 2023, the Company moved to a new office space in Texas, and the sublease in effect was terminated. At the termination of the original lease, the existing ROU of approximately $153,000 and lease liability of approximately $175,000 was removed, with a gain of approximately $22,000 recognized in the quarter ended December 31, 2023.

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

The following is a schedule of maturities of lease liabilities as of June 30, 2024:

2025	$21,372
2026	30,043
2027	31,590
Total future minimum lease payments	83,005
Less: imputed interest	15,893
Total	$67,112

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were not any known commitments or contingencies as of June 30, 2024 and March 31, 2024.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the period end, through the date of the filing, the Company sold 21,106,846 shares of common stock at a net amount of approximately $103,000, at share prices of $0.004 through $0.007, in relation to the Equity Financing Agreement.

On July 3, 2024, the Company and the Investor entered into an Exchange Agreement on the Restructured Senior Note. In the Exchange Agreement the remaining Restructured Senior Note was partitioned into a $90,000 new promissory note, leaving the original Restructured Senior Note outstanding balance to be reduced by $90,000. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $90,000 based on the market price of the shares of $0.009 on the execution date

On July 10, 2024, the Company received a tranche of $100,000 under the SPA for 100 Series G Preferred Stock with a stated value of $120,000. The $20,000 discount will be accreted up to the redemption price over the one-year period until redemption.

On July 24, 2024, one of the holders converted 85 Series E Preferred Stock into 12,289,157 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 17, 2024, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

Use of United States Generally Accepted Accounting Principles (“GAAP”) Financial Measures

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

On October 5, 2015, we formed NAS with F&T Water Solutions, LLC (“F&T”), the purpose of which was to jointly develop with F&T certain water technologies.

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

We began making regular weekly sales of live shrimp from our Iowa production facility in November 2021 and from our Texas production facility in June 2022. The Company is using its aforementioned platform technologies to retrofit 344,000 square feet of its existing Iowa facilities that we expect will, once fully operational, produce 18,000 pounds of shrimp per week. We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 24,000 pounds of shrimp production per week by the third calendar quarter of 2025. We can, however, provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenue

We had gross sales revenue of $36,618 and $205,872, respectively, during the three months ended June 30, 2024 and 2023, a decrease of approximately $169,000, or 82%.

Our decrease in gross sales revenue during the three months ended June 30, 2024 over the same period in the prior year was a result of the revenue recognized under ASC 606 in the quarter of the prior year as the Company entered into a six month agreement with a company for the use of the NSI Technologies on May 21, 2023, and received the initial payment of $150,000, before the monthly payments required in the contract. There is no contract for the use of the NSI Technologies in the current period. In addition, there has been a decrease in the sale of shrimp over the same period last year.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Cost of sales were $34,732 and $49,741, respectively, during the three months ended June 30, 2024 and 2023. The decrease in cost of sales was primarily due to the decrease in shrimp sales during Q1 2025 as compared to the same period in prior year.

Operating Expenses

The following table summarizes the various components of our operating expenses for each of the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

Salaries and related expenses	$455,388	$512,725
Professional services	228,714	310,540
Other general and administrative expenses	415,238	452,873
Rent	5,145	22,313
Facility operations	158,535	358,258
Depreciation	434,908	434,809
Amortization	367,500	367,500
Total	$2,065,428	$2,459,018

Operating expenses for the three months ended June 30, 2024 were $2,065,428, which is a 16.0% decrease as compared to operating expenses of $2,459,018 for the same period in 2023. The overall change in expenses is primarily due to the approximately $200,000 decrease in facility operations relating to the progress of the commercial operations in the new plant in Iowa as well as in Texas due to completion of the work, and the salt expense was reduced in this quarter compared to last, due to changes and improvement for the system in Iowa. In addition, the rent expense was reduced by approximately $17,000, or 76.9% based on the termination of the previous lease agreement and the smaller lease expense under the new lease agreement. Finally, professional services decreased by approximately $82,000, or 26.3%, which is primarily comprised of salaries being decreased by approximately $57,000, a 11.2% decrease, as well as general and administrative expenses decreased by approximately $38,000 in the current period.

Other Income (Expense)

The following table summarizes the various components of our other income (expense) for each of the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Interest expense	$(3,899)	$(2,713)
Interest expense – related parties	(9,750)	(6,250)
Change in fair value of warrant liability	5,000	50,000
Change in fair value of restructured notes	(720,000)	137,634
Extension fee	-	(180,000)
(Loss)gain on sale of machinery and equipment	(10,357)	5,785
Total	$(739,006)	$4,456

Other income (expense) for the three months ended June 30, 2024, decreased approximately $743,000 from other income into other expense, from the same period in the prior year, due almost entirely from the difference in the change in fair value of the restructured notes between periods and the change in fair value of the warrant liability. Additionally, in the prior period there was $180,000 in extension fees related to the attempted merger, which was terminated in July of 2023.

The Company originally recognized the warrant liability in December 2021 and revalues it at the end of each reporting period. The decrease in the fair value for the three months ended June 30, 2024, as compared to the prior year end, resulted in a $5,000 recognition as income during the three months ended June 30, 2024, compared to a decrease in fair value during the three months ended June 30, 2023, which resulted in a $50 ,000 recognition as income during the three months ended June 30, 2023.

Liquidity, Financial Condition and Capital Resources

As of June 30, 2024, we had cash on hand of approximately $5,000 and working capital deficiency of approximately $38,697,000, as compared to cash on hand of approximately $116,000 and a working capital deficiency of approximately $38,147,000 as of March 31, 2024. The working capital deficiency for the three months ended June 30, 2024, as compared to the March 31, 2023 year-end has a slight increase (a reduced working capital) of 1.4%. This is mainly due to the decrease in cash on-hand and current period expense of the previous Deferred offering costs, offset by a slight decrease in current liabilities from the reclass of the accrued interest into the inclusion in the line item for the fair value of the restructured notes offset by new promissory notes.

Working Capital Deficiency

The following table summarizes our working capital deficiency as of June 30, 2024 and March 31, 2023:

	June 30, 2024	March 31, 2024
Current assets	$248,968	$381,135
Current liabilities	39,666,449	38,528,534
Working capital deficiency	$(39,417,481)	$(38,147,399)

Current assets decreased mainly because of the use of cash on hand. The increase in current liabilities is primarily due to the change in the fair value option of the restructured notes payable, the accrual of interest on notes payable with related parties and accrued dividends payable, offset by the partition from the January 2023 note payable which was exchanged for common shares.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2024 and 2023:

	Three months Ended June 30,
	2024	2023
Net cash used in operating activities	$(806,385)	$(1,400,898)
Net cash provided by (used in) investing activities	10,000	(20,308)
Net cash provided by financing activities	685,838	1,274,512
Net change in cash	$(110,547)	$(146,694)

Net cash used in operating activities during the three months ended June 30, 2024, was a decrease of approximately $595,000 as compared to the same period in 2023. The decrease in cash used is primarily due to the difference in the current period adjustments to reconcile the net loss to net cash. While the depreciation and amortization is similar in both periods, there are changes in the change of fair value of restructured notes payable between the periods with an increase in the fair value in the current period compared to a loss in the prior period, as well as the difference in the change in the warrant fair value between periods. In addition, the change in the amortization of the operating lease right-of-use assets and the gain on termination of lease, based on the change in office lease. Furthermore, there was an increase in accounts payable, accrued expenses and the new operating lease liability.

The net cash provided by investing activities in the three months ended June 30, 2024, decreased by approximately $30,000 compared to net cash used by investing activities for the same period in the prior fiscal year. During the current period, cash was provided by $10,000 of cash received for the sale of machinery and equipment, as compared to cash used in the prior year period to purchase fixed assets which consists of approximately $39,000, offset by $19,000 of cash received for the sale of machinery and equipment.

The net cash provided by financing activities decreased by approximately $589,000 between periods. For the current period, the Company received approximately $486,000 for the sale of shares of common shares and $200,000 for the sale of the new Series G Preferred Shares. In the same period in the prior year the Company received $1,299,000 for the sale of shares of common stock offset by the payment of $24,000 on notes payable,

Our cash position was approximately $5,000 as of June 30, 2024. Management believes that our cash on hand and working capital deficit are not sufficient to meet our current anticipated cash requirements for additional anticipated capital expenditures, operating expenses and scale-up of operations for the next twelve months.

Recent Financing Arrangements and Developments During the Period

Short-Term Debt and Lines of Credit

The Company also has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of June 30, 2024. The line of credit is unsecured. The balance of the line of credit was $9,580 at both June 30, 2024 and March 31, 2024.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.50% as of June 30, 2024. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 at June 30, 2024 and March 31, 2024.

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

The Company submitted a Post-Effective Amendment No. 1 (“Amendment”) to this Registration Statement for the purpose of providing information from its Annual Report on Form 10-K for the period ended March 31, 2024 filed with the SEC July 17, 2024. The original Registration Statement registered 324,675,325 common shares, with 243,860,340 common shares having been issued to the selling stockholder after the Registration Statement was declared effective, with this Amendment registering for resale by the selling stockholder a total of 80,814,985 shares which remain to be issued.

In the three months ended June 30, 2024, the Company sold 66,392,019 shares of common stock at a net amount of approximately $486,000, at share prices of $0.007 through $0.008, in relation to the Equity Financing Agreement.

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

During the three months ending June 30, 2024, the accretion for the Series G Preferred Stock was $39,000. .

January 2023 Note

On January 20, 2023, the Company entered into a secured promissory note (“January 2023 Note”) with an investor (the “Investor”). The January 2023 Note is in the aggregate principal amount of $631,968. The Note has an interest rate of 10% per annum, with a maturity date nine months from the issuance date of the Note. The Note carried an original issue discount totaling $56,868, whereby the purchase price is $575,100. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, shall be subject to an exit fee of 15% of the portion of the outstanding balance being paid. The cash was not transferred to the Company’s bank account, but instead to the merger entity, Yotta, for a contribution to a required extension fee for the business combination. On November 17, 2023, the Company received an extension of the maturity date to June 30, 2024, for a $5,000 extension fee. The maturity date has been further extended to August 15, 2024.

On April 3, 2024, the Company and the Investor entered into a fifth Exchange Agreement on the January 2023 Note. In the Exchange Agreement the remaining January 2023 Note was partitioned into a $92,700 new promissory note, leaving the original January 2023 Note with an adjusted balance of $221,018. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $100,000 based on the market price of the shares of $0.010 on the execution date, resulting in an excess of $7,300 to be recognized as a financing expense.

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

In conjunction with the October 24, 2022 Merger Agreement with Yotta Acquisition Corporation, on November 4, 2022, the Company entered into a Restructuring Agreement with respect to the August Note through which the August Note was amended and restated in its entirety. The Restructuring Agreement included key modifications, in which (i) the uplist terms were removed, (ii) in the event that the Closing does not occur on or before December 31, 2022, the then-current outstanding balance will be increased by 2% and will increase by 2% every 30 days thereafter until the Closing or termination of the Merger Agreement, and (iii) the outstanding balance of the August Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain Streeterville’s consent or notify Streeterville for certain major equity related transactions. On November 20, 2023, the maturity date was extended to June 30, 2024. The maturity date has been further extended to August 15, 2024.

We analyzed the restructured August Note under ASC 470-50 as to whether the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1.9 million, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until it is settled. In accordance with ASC 815- 15-25-1(b), a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the August Note as to whether it fell under the guidance of embedded derivatives and was required to be bifurcated. The August Note was revalued as of June 30, 2024 at approximately $2,790,000, with a change in fair value of approximately $150,000. As of June 30, 2024, the accrued interest from the restructuring date, which is included in the fair value is approximately $490,000.

Promissory Note — related parties

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date. The maturity date has been extended for six months to two of the related parties and three months for one of the related party.

On August 10, 2022, the Company entered into a loan agreement for an aggregate of $300,000 with six related parties, which is to be considered priority debt of the Company. As of the date of this report, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due one year from the date of the note. For the three and nine months ended June 30, 2024, the interest expense for the related party promissory notes was approximately $9,000 and $21,000, respectively. As of June 30, 2024 and March 31, 2023, the accrued interest related to the related party promissory notes was approximately $41,000 and $22,000, respectively.

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

We analyzed the Restructured Senior Note under ASC 470-50 as to if the changes in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the conversion feature has been eliminated and therefore the Restructured Senior Note is determined to be fundamentally different from the original Convertible Note. As such, with the removal of the Convertible Note and its debt discount and accrued interest as compared to the Restructured Senior Note with a fair value of approximately $18.9 million, there was a gain in extinguishment of approximately $2.5 million. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, we will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, we did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. We revalued the Restructured Senior Note as of June 30, 2024 at approximately $27,690,000, with a change in fair value of approximately $570,000 recognized in the Company’s condensed consolidated statement of operations. As of June 30, 2024, the accrued interest from the restructuring date, which is included in the fair value is approximately $6,463,000.

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

On July 24, 2023, the Company entered into a Securities Purchase Agreement with another accredited investor for the additional sale of 156 shares of Series E Preferred Stock at a price of $1,000 per share of Preferred Stock, for a total of $156,000. The Series E Preferred Stock will earn a dividend of 12% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. As of June 30, 2024 the accretion for the Series E Preferred Stock was $9,300.

As of June 30, 2024 there were 1,656 shares of Series E Preferred Stock remaining outstanding.

Going Concern and Management Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. For the three months ended June 30, 2024, the Company had a net loss available for common stockholders of approximately $2,926,000. As of June 30, 2024, the Company had an accumulated deficit of approximately $186,717,000 and a working capital deficit of approximately $39,417,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended June 30, 2024, the Company received net cash proceeds of approximately $486,000 from the sale of common shares, and $200,000 from the sale of Series G Preferred stock. Subsequent to period end, the Company received approximately $42,000 for the sale of common shares and $100,000 from the sale of Series G Preferred stock

Management believes that private placements of equity capital will be needed to fund the Company’s long-term operating requirements. The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity, the percentage ownership of its current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its operations. The Company continues to pursue external financing alternatives to improve its working capital position. If the Company is unable to obtain the necessary capital, the Company may be unable to develop its future planned facilities and, concomitantly, increase its shrimp production.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and 2023. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the unaudited condensed consolidated financial statements are computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. As of the three months ended June 30, 2024, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 1,192,874,000 underlying common shares, 1,656 of Series E Redeemable Convertible Preferred shares whose approximately 5,678,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 286,290,000 underlying common shares, 645 of Series G Redeemable Convertible Preferred shares whose approximately 387,000,000 underlying shares are convertible at the investors’ option at a conversion price based on the discounted market price of $0.002 and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. As of the three months ended June 30, 2023, the Company had 5,000,000 Series A Convertible Preferred Stock which would be converted at the holder’s option into approximately 868,264,000 underlying common shares, 1,500 of Series E Redeemable Convertible Preferred shares whose approximately 5,143,000 underlying shares are convertible at the investors’ option at a fixed conversion price of $0.35, 750,000 shares of Series F Preferred Stock which would be converted at the holders’ option into approximately 208,383,000 underlying common shares, and 18,573,116 warrants outstanding which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended June 30, 2024.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company adopted ASU 2020-06 as of April 1, 2024, which had no impact on its consolidated financial statements and related disclosures.

During the period ending June 30, 2024, there were a few new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of June 30, 2024.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of March 31, 2024, and which continue to exist, as discussed in the Company’s most recent Annual Report on Form 10-K:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended March 31, 2024. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2024, filed with SEC on July 17, 2024.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024 that were not previously reported in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q, or a Current Report on Form 8-K .

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

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date:	August 14, 2024

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 14, 2024

