Form 10-Q
period 2024-09-30
NaturalShrimp Inc
filed 2025-08-21
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-54030

NATURALSHRIMP INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	74-3262176
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 1256 Dallas, Texas	75225
(Address of Principal Executive Offices)	(Zip Code)

(972) 951-8035

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 21, 2025, there were 1,257,546,746 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2024	March 31, 2024

Current assets
Cash	$43,330	$115,525
Accounts receivable	34,460	27,450
Inventory	48,476	68,510
Prepaid expenses	129,154	169,650
Other current asset-related party	45,938	-
Total current assets	301,358	381,135

Fixed assets, net	12,279,106	13,301,245

Other assets
Patents, net	5,683,500	5,878,500
License Agreement, net	7,522,376	8,062,376
Right of Use asset	65,830	73,449
Deposits	20,633	20,633

Total other assets	13,292,339	14,034,958

Total assets	$25,872,803	$27,717,338

Current liabilities
Accounts payable	$3,147,996	$3,495,689
Accrued interest	119,717	107,435
Accrued interest - related parties	275,088	254,593
Other accrued expenses	1,753,862	1,743,799
Accrued expenses - related parties	1,430,449	1,116,107
Short-term Note and Lines of credit	392,956	19,817
Notes payable	460,622	553,322
Restructured Senior note payable	27,600,000	27,120,000
Restructured August note payable	2,790,000	2,640,000
Notes payable - related parties	920,412	880,412
Dividends payable	694,332	544,800
Warrant liability	-	24,000
Lease Liability, current	28,560	28,560

Total current liabilities	39,613,994	38,528,534

Lease Liability, non-current	33,622	43,325

Total liabilities	39,647,616	38,571,859

Commitments and contingencies (Note 11)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,571 and 1,670 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	1,886,225	1,977,900

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	43,612,000	43,612,000

Series G Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 745 and 445 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	820,000	432,000

Stockholders’ deficit

Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	500	500

Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 0 and 607 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	-	-

Series D Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 5,000 and 0 shares issued and outstanding at September 31, 2024 and March 31, 2024, respectively	-	-

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 1,257,546,746 and 1,116,482,063 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	125,818	111,712

Additional paid in capital	127,399,336	126,468,749
Stock to be issued	390,024	390,024
Subscription receivable	(56,250)	(56,250)
Accumulated deficit	(187,952,466)	(183,791,156)
Total stockholders’ deficit	(60,093,038)	(56,876,421)

Total liabilities, mezzanine and stockholders’ deficit	$25,872,803	$27,717,338

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Sales	$70,373	$58,010	$106,991	$263,882
Cost of sales	50,758	51,000	85,490	100,741
Net revenue	19,615	7,010	21,501	163,141

Operating expenses:
General and administrative	247,703	2,403,892	1,352,188	3,702,343
Facility operations	127,011	157,517	285,546	515,775
Depreciation	430,191	436,870	865,099	871,679
Amortization	367,500	367,500	735,000	735,000

Total operating expenses	1,172,405	3,365,779	3,237,833	5,824,797

Net loss from operations	(1,152,790)	(3,358,769)	(3,216,332)	(5,661,656)

Other income (expense):
Interest expense	(17,080)	(38,698)	(20,979)	(41,411)
Interest expense - related parties	(10,746)	(9,301)	(20,496)	(15,551)
Change in fair value of warrant liability	19,000	220,000	24,000	270,000
Change in fair value of restructured notes	-	530,000	(720,000)	667,634
Extension fee	-		-	(180,000)
Gain on sale of machinery and equipment	49,687	10,229	39,330	16,014

Total other income (expense), net	40,861	712,230	(698,145)	716,686

Income (loss) before income taxes	(1,111,929)	(2,646,539)	(3,914,477)	(4,944,970)

Provision for income taxes	-	-	-	-

Net loss	(1,111,929)	(2,646,539)	(3,914,477)	(4,944,970)

Less net loss attributable to non-controlling interest	-	-	-

Net loss attributable to NaturalShrimp Inc.	(1,111,929)	(2,646,539)	(3,914,477)	(4,944,970)

Accretion on Preferred shares	(49,000)	(9,300)	(97,300)	(9,300)
Dividends	(74,436)	(59,616)	(149,533)	(464,441)

Net loss available for common stockholders	$(1,235,365)	$(2,715,455)	(4,161,310)	$(5,418,711)

Loss per share (Basic and Diluted)	$(0.00)	$(0.00)	(0.00)	$(0.01)

Loss per share (Diluted)	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,136,469,359	898,181,855	1,200,205,922	858,760,073

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)	1,136,469,359	898,181,855	1,200,205,922	858,760,073

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred stock		Common stock		Additional paid in	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	receivable	deficit	deficit

Balance March 31, 2024	5,000,000	$500	1,116,482,063	$111,712	$126,468,749	$390,024	$(56,250)	$(183,791,156)	(56,876,421)

Issuance of common shares under financing agreement	-	-	66,392,019	6,639	479,200	-	-	-	485,839
Shares issued upon exchange of Partitioned Note	-	-	10,000,000	1,000	99,000	-	-	-	100,000
Accretion of Series E Preferred stock	-	-	-	-	-	-	-	(9,300)	(9,300)
Accretion on Series G Preferred stock	-	-	-	-	-	-	-	(39,000)	(39,000)
Dividends payable on Preferred stock	-	-	-	-	-	-	-	(75,097)	(75,097)

Net loss	-	-	-	-	-	-	-	(2,802,548)	(2,802,548)

Balance June 30, 2024	5,000,000	$500	1,192,874,082	$119,351	$127,046,949	$390,024	$(56,250)	$(186,717,101)	(59,216,527)

Issuance of common shares under financing agreement	-	-	42,383,507	4,238	163,641	-	-	-	167,879
Conversion of Series E Preferred Stock			12,289,157	1,229	99,746				100,975
Shares issued upon exchange of Partitioned Note	-	-	10,000,000	1,000	89,000	-	-	-	90,000
Accretion on Series G Preferred stock	-	-	-	-	-	-	-	(49,000)	(49,000)
Dividends payable on Preferred stock	-	-	-	-	-	-	-	(74,436)	(74,436)

Net loss	-	-	-	-	-	-	-	(1,111,929)	(1,111,929)

Balance September 30, 2024	5,000,000	$500	1,257,546,746	$125,818	$127,399,336	$390,024	$(56,250)	$(187,952,466)	(60,093,038)

Balance March 31, 2023	5,000,000	$500	803,123,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)	(45,689,165)

Common stock issued for legal settlement to NSH shareholders	-	-	863,110	86	272,657	(272,743)	-	-	-
Issuance of common shares under financing agreement	-	-	40,187,311	4,019	1,294,493	-	-	-	1,298,512
Conversion of Series E Preferred Shares to common stock	-	-	23,989,570	2,399	825,601	-	-	(350,825)	477,175
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(54,000)	(54,000)
Common stock issued to consultants	-	-	100,000	10	4,690	-	-	-	4,700

Net loss	-	-	-	-	-	-	-	(2,298,431)	(2,298,431)

Balance June 30, 2023	5,000,000	$500	868,263,739	$86,891	$123,554,174	$390,024	$(56,250)	$(170,236,548)	(46,261,209)

Common stock issued for legal settlement to NSH shareholders	-	-					-	-	-
Issuance of common shares under financing agreement	-	-	31,808,246	3,181	563,089	-	(109,911)	-	456,359
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(59,616)	(59,616)
Accretion on Series E Preferred shares	-	-	-	-	-	-	-	(9,300)	(9,300)

Net loss	-	-	-	-	-	-	-	(2,646,539)	(2,646,539)

Balance September 30, 2023	5,000,000	$500	900,071,985	$90,071	$124,117,263	$390,024	$(166,161)	$(172,952,003)	(48,520,305)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six month period ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,914,477)	$(4,944,970)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	865,098	871,679
Amortization expense	735,000	735,000
Change in fair value of warrant liability	(24,000)	(270,000)
Change in fair value of restructured notes payable	720,000	(667,634)
Financing costs	7,300	120,000
Gain on sale of machinery and equipment	39,330	(16,014)
Shares issued for services	-	4,700
Amortization of operating lease right-of-use assets	68,690	21,091

Changes in operating assets and liabilities:
Accounts receivable	(7,010)	15,229
Inventory	20,034	(14,333)
Prepaid expenses and other current assets	40,496	38,648
Deferred offering costs	-	1,336,263
Accounts payable	(347,695)	165,765
Other accrued expenses	10,063	(18,306)
Accrued expenses - related parties	314,341	345,212
Accrued interest	12,282	66,814
Accrued interest - related parties	20,495	15,551
Contract liability	-	25,000
Other current asset-related party	(45,938)
Operating lease liabilities	(70,774)	(30,141)

Cash used in operating activities	(1,556,765)	(2,200,446)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	-	(48,800)
Cash received for sale of machinery and equipment	117,712	59,000

Cash used in investing activities	117,712	10,200

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	-	(24,000)
Proceeds from line of credit	373,139	-
Proceeds from sale of stock	653,719	1,754,871
Proceeds from promissory note, related parties	40,000	140,000
Proceeds from sale of Series E Preferred Shares	-	150,000
Proceeds from sale of Series G Preferred Shares	300,000	-

Cash provided by financing activities	1,366,858	2,020,871

NET CHANGE IN CASH	(72,195)	(169,375)

CASH AT BEGINNING OF PERIOD	115,525	216,465

CASH AT END OF PERIOD	$43,330	$47,090

INTEREST PAID	$8,689	$616

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion of Preferred stock	$-	828,000
Shares issued upon exchange of Partitioned Note	90,000	-
Dividends on Series E Preferred stock	$-	$345,209
Dividends in kind issued	$149,533	$516,000
Shares issued/to be issued, for legal settlement	$-	$272,743

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024

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

Due to the Company’s significant amount of debt that was in default as of September 30, 2024, Ampleo Turnaround and Restructuring, LLC (“the receiver”) was placed as the receiver over the Company’s assets. Further, the receiver filed a motion to sell substantially all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion to sell the assets was approved by the court on March 30, 2025 and title to the assets was transferred to Streeterville on May 14, 2025. The Company believes that it continued to function as a going concern until the date of that the motion to sell its assets was approved by the court (on March 30, 2025) at which point liquidation became imminent. To that extent, the Company plans to present its financial statements under the liquidation basis of accounting using a convenience date of March 31, 2025. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated a statement of changes in net assets (liabilities) in liquidation as of the convenience date. For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (i.e. based on the proposed credit bid).

Receivership

On September 4, 2024, Streeterville Capital, LLC, a Utah limited liability company, and Bucktown Capital, LLC, a Utah limited liability company (collectively, “Lenders”), filed a Verified Emergency Motion for Appointment of Receiver (the “Motion”) under Civil Case No. 240907138, in the District Court of Salt Lake County, Utah, against NaturalShrimp, Inc. (“NaturalShrimp”).

The Motion alleges, among other things, that NaturalShrimp has defaulted under the terms of its loan agreements with the Lenders. The Motion sought the appointment of a Receiver to immediately take control of NaturalShrimp’s assets to preserve the same.

An order was entered ex parte by the Utah State Court in the Receivership Case on September 9, 2024 granting the relief requested by Lenders. The Utah State Court duly appointed Amplēo Turnaround and Restructuring, LLC (the “Receiver”) as the receiver over NaturalShrimp’s assets. The Utah State Court’s order further scheduled a hearing to be held on September 17, 2024, on a preliminary injunction to address issues raised in the Motion.

On November 20, 2024, the Lenders and NaturalShrimp filed a Verified Amended and Stipulated Emergency Motion for Immediate Appointment of a Receiver in the Receivership Case.

On November 22, 2024, the Utah State Court entered an order granting the Stipulated Motion and appointed Receiver as the receiver over the assets of NaturalShrimp. Under the Amended Receivership Order, the Receiver is the receiver over the Receivership Entities’ assets.

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $25.5 million as of September 30, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($30.8 million as of September 30, 2024).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended September 30, 2024 and 2023 has been prepared in accordance with US GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission(“SEC”). These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended March 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on June 17, 2024.

As discussed in Note 1, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets during September of 2024. Further, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion was approved on March 30, 2025 with title to the assets being transferred on May 14, 2025. The Company believes that it continued to function as a going concern until the date of the motion to sell was approved. As of the date the motion was approved, the Company plans to present its financial statements using the liquidation basis of accounting as liquidation was considered imminent. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated statement of changes in net assets (liabilities) in liquidation as of the approximate date that the liquidation became imminent. For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (based on the proposed credit bid). As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $25.5 million as of September 30, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($30.8 million as of September 30, 2024).

Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NSC, NS Global, and NAS, and owns 51% of NaturalShrimp/Hydrenesis LLC, a Texas limited liability Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company did not have any Level 1 or Level 2 assets or liabilities at September 30, 2024 or March 31, 2024.

The warrant liabilities and Restructured notes are considered Level 3 fair value measurements.

The following is a summary of activity of our Level 3 financial instruments during the six months ended September 30, 2024 and the year ended March 31, 2024:

Warrant liability

	September 30, 2024	March 31, 2024
	(unaudited)
Warrant liability balance at beginning of period	$24,000	$355,000
Change in fair value	(24,000)	(331,000)
Balance at end of period	$-	$24,000

At September 30, 2024, the Company’s shares were no longer being quoted on the Over the Counter (“OTC”) market and technically had a fair value of $0. As such, the warrants were written down to $0.

At March 31, 2024, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.011; a risk-free interest rate of 4.40% to 4.59% and expected volatility of the Company’s common stock ranging from 124.8% to 133.8% and the remaining terms of each warrant issuance.

Restructured August and Senior Notes Payable

	September 30, 2024	March 31, 2024
Restructured notes payable fair value at beginning of period	$29,760,000	$23,690,000
Reclass of accrued interest	-	907,634
Change in fair value	720,000	5,162,366
Note Partition	(90,000)	-
Restructured notes payable fair value at end of period	$30,390,000	$29,760,000

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under the fair value option within ASC Topic 825, “Financial Instruments.” The fair value for both periods is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 45% and 40% present value factor, respectively as of September 30, 2024, and March 31, 2024.

Financial Instruments

The Company’s financial instruments include cash, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2024 and March 31, 2024.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2024 and March 31, 2024, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three months ended September 30, 2024 and September 30, 2023, the amortization of the patents was $97,500 and $97,500 and in the amortization of the license rights was $270,000 and $270,000, respectively. For the six months ended September 30, 2024 and September 30, 2023, the amortization of the patents was $195,000 and $195,000 and the amortization of the license rights was $540,000 and $540,000, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of September 30, 2024, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

License agreements

On August 25, 2021, the Company, through its 100% owned subsidiary NAS, entered into an Equipment Rights Agreements with Hydrenesis-Delta Systems, LLC (“Hydrenesis-Delta”) and a Technology Rights Agreement, in a sub-license agreement with Hydrenesis Aquaculture LLC (“Hydrenesis-Aqua”). Both Rights agreements are for a 10-year term, which shall automatically renew for ten-year successive terms. The agreements accord the exclusive rights to purchase or distribute the technology, or buy or rent the equipment, which is the primary business and revenue stream generated from indoor aquaculture farming of any species in the territory, which will be named the NSI Technologies and Equipment (“NSI Technologies”).

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

Revenues for the three and six months ended September 30, 2024 and 2023 were as follows:

	For the three months ended		For the six months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Shrimp sales	$70,373	$58,010	$106,991	$88,882
Technology and equipment services	-		-	175,000
Total revenues	$70,373	$58,010	$106,991	$263,882

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

As of September 30, 2024, there were a few new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of September 30, 2024 and March 31, 2024 is as follows:

	September 30, 2024	March 31, 2024
	(unaudited)
Land	$187,609	$324,293
Buildings	6,624,549	6,624,549
Machinery and equipment	11,210,638	11,210,985
Autos and trucks	188,415	208,771
	18,211,211	18,368,598
Accumulated depreciation	(5,932,105)	(5,067,353)
Fixed assets, net	$12,279,106	$13,301,245

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $430,191 and $436,870 and $865,099 and $871,679 for the three and six months ended September 30, 2024 and 2023, respectively.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of September 30, 2024. The line of credit is unsecured. The balance of the line of credit was $9,580 at both September 30, 2024 and March 31, 2024.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.5% as of September 30, 2024. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit was $10,237 at September 30, 2024 and March 31, 2024.

During August of 2024, the Company entered into a line of credit with Bucktown Capital, LLC for up to $500,000. The line of credit bears interest at 12%. The balance of the line of credit was $373,139 as of September 30, 2024.

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

On April 3, 2024, the Company and the Investor entered into an Exchange Agreement on the January 2023 Note. In the Exchange Agreement the remaining January 2023 Note was partitioned into a $92,700 new promissory note, leaving the original January 2023 Note with an adjusted balance of $221,018. The partitioned note was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $100,000 based on the market price of the shares of $0.010 on the execution date, resulting in an excess of $7,300 to be recognized as a financing expense. The note is in default as of the date of this filing.

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

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of September 30, 2024 and March 31, 2024 was $119,604, included in the Notes Payable classified in current liabilities, on the condensed consolidated balance sheets.

NOTE 6 – RESTRUCTURED AUGUST NOTE PAYABLE

The Company entered into a securities purchase agreement (the “SPA”) with an investor (the “Investor”) on August 17, 2022. Pursuant to the SPA, the Investor purchased a secured promissory note (the “Note”) in the aggregate principal amount totaling approximately $5,433,333. The Note has an interest rate of 12% per annum, with a maturity date nine months from the issuance date of the Note . The Note carried an original issue discount totaling $433,333 and a transaction expense amount of $10,000, both of which are included in the principal balance of the Note. On the closing date the Company received $1,100,000, with $3,900,000 put into escrow to be held until certain terms were to be met, which included $3,400,000 upon the completion of a successful uplist to NYSE or NASDAQ. The SPA includes a Security Agreement, whereby the note is secured by the collateral set forth in the agreement, covering all of the assets of the Company. All payments made by the Company under the terms in the note, including upon repayment of this Note at maturity, were subject to an exit fee of 15% of the portion of the outstanding balance being paid (the “Exit Fee”). As the Exit Fee is to be included in every settlement of the Note, an additional 15% of the principal balance, which totals $816,500, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount.

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

In conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 11), on November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “August Note”), through which the August Note was amended and restated in its entirety. The Restructured August Note decreased the principal to $1,748,667, less an OID of $138,667, and the amount in escrow was returned to the investor, The Restructuring Agreement included key modifications, in which i) the Uplist terms were removed, ii) in the event that the closing of the Merger does not occur on or before December 31, 2022, the then-current Outstanding Balance will be increased by 2% and shall increase by 2% every 30 days thereafter until the closing or termination of the Merger Agreement, and iii) the outstanding balance of the Convertible Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). The Merger did not close and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $272,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement. On November 20, 2023, the maturity date was extended to June 30, 2024. The maturity date was then further extended to August 15, 2024. However, the note was in default as of the time of this filing.

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of March 31, 2024 to $2,640,000. The August Note was revalued as of September 30, 2024 to $2,790,000. As of September 30, 2024, the accrued interest from the restructuring date which is included in the fair value was approximately $571,000.

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

Beginning on the date that was 6 months from the issuance date of the Note, the Investor had the right to redeem up to $1,000,000 of the outstanding balance per month. Payments could have been made by the Company, at the Company’s option, (a) in cash, or (b) by paying the redemption amount in the form of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), per the following formula: the number of redemption shares equals the portion of the applicable redemption amount divided by the Redemption Repayment Price. The “Redemption Repayment Price” equaled 90% multiplied by the average of the two lowest volume weighted average price per share of the Common Stock during the ten (10) trading days immediately preceding the date that the Investor delivers notice electing to redeem a portion of the Note. The redemption amount shall include an Exit Fee, consisting of a premium of 15% of the portion of the outstanding balance being paid. As the Exit Fee is to be included in every settlement of the Note, an additional 15% of the principal balance, which totals $2,448,000, was recognized along with the principal balance, and offset by a contra account in a manner similar to a debt discount. In addition to the Investor’s right of redemption, the Company has the option to prepay the Notes at any time prior to the Maturity Date by paying a premium of 15% plus the principal, interest, and fees owed as of the prepayment date.

On November 4, 2022, the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note (the “Senior Note”) with the December 2021 Investor through which the December 2021 Note was amended and restated in its entirety. These amendments were made in conjunction with the Merger Agreement, entered into on October 24, 2022, with Yotta Acquisition Corporation (Note 11), The main modification of the terms of the Senior Note was that the conversion feature was eliminated. Second, a Mandatory Payment was added whereby within 3 trading days of the closing upon the Merger an amount equal to the lesser of (A) one-third of the amount retained in the Trust Account at the Effective Time or (B) $10,000,000, in order to repay a portion of the outstanding balance of the Senior Note; after which the remaining balance of the Senior Note is to be repaid in equal monthly installments over a 12-month period beginning on a date after the Merger Agreement closing date (“Closing Date”) or the termination of such agreement. All payments made shall be subject to an Exit Fee of 15% of the portion of the outstanding balance being paid. Additionally, if the Closing Date is after December 31, 2022, the outstanding balance of all indebtedness owed by the Company to December 2021 Investor will be increased automatically by 2% and will automatically increase by 2% every 30 days thereafter until the Closing, a termination, or substantially similar terms as approved by the Board of Directors of the Company. Additional key modifications include i) uplist terms in which the Company was to cause the common stock to be listed for trading on either of (a) NYSE, or (b) NASDAQ, were removed, ii) Maturity date was modified from December 15, 2023 to 12 months from the Closing or termination of the Merger Agreement, provided not to be later than September 30, 2024, and iii) the outstanding balance of the Senior Note may be increased by 5% to 15% upon the occurrence of an event of default or failure to obtain the Lender’s consent or notify the Lender for certain major equity related transactions (“Trigger Events”). As of June 30, 2023, the Merger has not yet closed, and therefore the 2% of the outstanding balance was increased as of June 30, 2023, in the amount of approximately $2,675,000. On July 20, 2023, the Company sent Yotta notice of the Company’s termination of the Merger Agreement (See Note 11). Based on the termination in July of 2023, the equal monthly payments were to begin on September 20, 2023. On July 3, 2024, the Company and the Investor entered into an Exchange Agreement on the Restructured Senior Note. As part of the Exchange Agreement, the remaining Restructured Senior Note was partitioned into a $90,000 new promissory note, which was exchanged for 10,000,000 shares of the Company’s common stock. The shares of common stock issued had a fair value of $90,000 based on the market price of the shares of $0.009 on the execution date

On July 3, 2024, the Investor issued a waiver to the Company on the equal monthly payments, which are not currently required to be paid, through August 15, 2024. The note was in default as of the date of this filing.

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

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of September 30, 2024 at approximately $27,600,000. The Senior Note was revalued as of March 31, 2024, at approximately $27,120,000. As of September 30, 2024, the accrued interest from the restructuring date, which is included in the fair value was approximately $7,269,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2024 and March 31, 2024, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding, 10,000 shares Series E preferred stock are authorized and 1,571 outstanding, 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, and 10,000 shares of Series G preferred Stock are authorized with 745 and 445 outstanding, respectively.

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

As the redemption feature is mandatorily redeemable within one year of the issuance date, with a substantive conversion option, the Series G Preferred Stock is to be classified as mezzanine equity.

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

During the three and six months ending September 30, 2024, the accretion for the Series G Preferred Stock was $49,000 and $88,000, respectively.

Series E Preferred Stock

On November 22, 2021, the Company entered into a securities purchase agreement (“SPA”) for 1,500 shares of the Company’s Series E Preferred Stock, at a price of $1,000 per share for a purchase price of $1,500,000, with a stated value of $1,200 per share, dividends at the rate of twelve percent (12%) per annum, payable quarterly and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share.

On July 24, 2023, the Company entered into a Securities Purchase Agreement for the additional sale of 156 shares of Series E Preferred Stock at a price of $1,000 per share of Preferred Stock, for a total of $156,000. The Series E Preferred Stock will earn a dividend of 12% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. During the three and six months ended September 30, 2024 the accretion for the Series E Preferred Stock was $0 and $9,300, respectively.

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

In the six months ended September 30, 2024, the Company sold 108,775,526 shares of common stock at a gross amount of approximately $653,719, at share prices of $0.003 through $0.008, in relation to the Equity Financing Agreement.

In the six months ended September 30, 2023, the Company sold 71,995,557 shares of common stock at a net amount of approximately $1,754,871, at share price of $0.02 related to the Equity Financing Agreement.

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

All of the warrants issued have been recognized as a liability, as of the issuance of the convertible debenture on December 15, 2021, because it is not known if there will be sufficient authorized shares to be issued upon settlement, based on the conversion terms of the existing convertible debt.

The warrants were revalued at $0 at September 30, 2024 due to limited value of the Company’s shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

Promissory Note

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with related parties. In addition, the Company received an additional $40,000 in proceeds during the three months ended September 30, 2024 for total proceeds outstanding of $180,000. The notes bear interest at 10% and have maturity dates one year from the issuance date. The maturity date has been extended for six months on two of the related parties and three months for one of the related party.

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

For the three and six months ended September 30, 2024 and September 2023, the interest expense for the related party promissory notes was approximately $11,000 and $9,301 and $21,000 and $15,551, respectively. As of September 30, 2024 and March 31, 2024, the accrued interest related to the related party promissory notes was approximately $72,000 and $26,000, respectively.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance is approximately $77,000 as of both September 30, 2024 and March 31, 2024. As of both September 30, 2024 and March 31, 2024, accrued interest payable was approximately $74,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both September 30, 2024 and March 31, 2024, and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of September 30, 2024 and March 31, 2024, accrued interest payable was approximately $182,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at September 30, 2024 and March 31, 2024 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of September 30, 2024 and March 31, 2024 accrued interest payable was approximately $21,570 and $21,570, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were not any known commitments or contingencies as of September 30, 2024 and March 31, 2024.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated all events or transactions that occurred after the balance sheet date but before the financial statements were issued. To that extent, the Company noted the following material events or transactions:

Liquidation Basis of Accounting

As discussed in Note 1, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets during September of 2024. Further, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion was approved on March 30, 2025 with title to the assets being transferred on May 14, 2025. The Company believes that it continued to function as a going concern until the date the motion to sell was approved. As of the date the motion was approved, the Company plans to present its financial statements using the liquidation basis of accounting as liquidation was considered imminent. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated statement of changes in net assets (liabilities) in liquidation as of the approximate date that the liquidation became imminent. For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (based on the proposed credit bid). As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $25.5 million as of September 30, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($30.8 million as of September 30, 2024).

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

We began making regular weekly sales of live shrimp from our Iowa production facility in November 2021 and from our Texas production facility in June 2022. The Company is using its aforementioned platform technologies to retrofit 344,000 square feet of its existing Iowa facilities that we expect will, once fully operational, produce 18,000 pounds of shrimp per week. We believe that the combined output from our La Coste, Texas and Iowa facilities will be approximately 24,000 pounds of shrimp production per week by the third or fourth calendar quarter of 2025. We can, however, provide no assurances as to how significant our revenue will be in the next one to two fiscal quarters.

As discussed in our consolidated financial statements, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets during September of 2024. Further, during February of 2025, the receiver submitted a motion to sell substantially all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7m and $100,000 in cash. The Company believes that it continued to function as a going concern until the date of the approved sale. Subsequent to that date, the Company plans to present its financial statements using the liquidation basis of accounting as liquidation was considered imminent. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated statement of changes in net assets (liabilities) in liquidation as of the approximate date that the liquidation became imminent. For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (based on the proposed credit bid).

Liquidity and Capital Resources

As of September 30, 2024, we had cash on hand of approximately $43,330 and working capital deficiency of $39,312,635, as compared to cash on hand of approximately $116,000 and a working capital deficiency of approximately $38,147,000 as of March 31, 2024. While we continued to function as a going concern during the interim period ended September 30, 2024, the Company plans to liquidate its assets in order to settle its outstanding debts.

Receivership

On September 4, 2024, Streeterville Capital, LLC, a Utah limited liability company, and Bucktown Capital, LLC, a Utah limited liability company (collectively, “Lenders”), filed a Verified Emergency Motion for Appointment of Receiver (the “Motion”) under Civil Case No. 240907138, in the District Court of Salt Lake County, Utah, against NaturalShrimp, Inc. (“NaturalShrimp”).

The Motion alleges, among other things, that NaturalShrimp has defaulted under the terms of its loan agreements with Lenders. The Motion sought the appointment of a Receiver to immediately take control of NaturalShrimp’s assets to preserve the same.

An order was entered ex parte by the Utah State Court in the Receivership Case on September 9, 2024 granting the relief requested by Lenders. The Utah State Court duly appointed Amplēo Turnaround and Restructuring, LLC (the “Receiver”) as the receiver over NaturalShrimp’s assets. The Utah State Court’s order further scheduled a hearing to be held on September 17, 2024, on a preliminary injunction to address issues raised in the Motion.

On November 20, 2024, the Lenders and NaturalShrimp filed a Verified Amended and Stipulated Emergency Motion for Immediate Appointment of a Receiver in the Receivership Case.

On November 22, 2024, the Utah State Court entered an order granting the Stipulated Motion and appointed Receiver as the receiver over the assets of NaturalShrimp. Under the Amended Receivership Order, the Receiver is the receiver over the Receivership Entities’ assets.

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $25.5 million as of September 30, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($30.8 million as of September 30, 2024).

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2024 and 2023:

	Six months Ended September 30,
	2024	2023
Net cash used in operating activities	$(1,556,764)	$(2,200,446)
Net cash provided by (used in) investing activities	117,712	10,200
Net cash provided by financing activities	1,366,858	2,020,871
Net change in cash	$(72,195)	$(169,375)

Net cash used in operating activities during the six months ended September 30, 2024, was a decrease of approximately $644,000 as compared to the same period in 2023. The decrease in cash used is primarily due to the decrease in the current period net loss as compared to the same period the prior year and adjustments to reconcile the net loss to net cash, including i) the change in fair value of the restructured notes and ii) the prior period write-off of deferred offering costs.

The net cash provided by investing activities in the six months ended September 30, 2024 increased by $107,512 compared to net cash used by investing activities for the same period in the prior fiscal year. The increase was in the current period was due primarily to cash of $117,712 that was received for the sale of machinery and equipment.

The net cash provided by financing activities decreased by $654,014 between periods. For the current period, the Company received approximately $653,719 for the sale of shares of common shares and $300,000 for the sale of the new Series G Preferred Shares. In the same period in the prior year the Company received $1,755,000 for the sale of shares of common stock.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenue

We had gross sales revenue of $70,373 and $58,010, respectively, during the three months ended September 30, 2024 and 2023, an increase of approximately $12,000 or 12%.

Our increase in gross sales revenue during the three months ended September 30, 2024 over the same period in the prior year was a result of slightly higher shrimp sales during the period.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Cost of sales were $50,758 and $51,000, respectively, during the three months ended September 30, 2024 and 2023.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $1,172,405, which is a 65.2% decrease over operating expenses of $3,365,779 for the same period in 2023. The overall change in expenses is primarily due to a $1.3 million writeoff of deferred offering costs in the prior period (related to the merger termination) that did not recur during the current period.

Other Income (Expense)

The following table summarizes the various components of our other income (expense) for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Interest expense	$(17,080)	$(38,698)
Interest expense – related parties	(10,746)	(9,301)
Change in fair value of warrant liability	19,000	220,000
Change in fair value of restructured notes	-	530,000
Gain on sale of machinery and equipment	49,687	10,229
Total	$40,861	$712,230

Other Income (expense) for the three months ended September 30, 2024 decreased by $671,369 as compared to the same period in the prior year. The decrease was primarily due to the change in fair value of the restructured notes and the change in fair value of the warrant liability.

Comparison of the Six Months Ended September 30, 2024 to the Six Months Ended September 30, 2023

Revenue

The Company had gross sales revenue of $106,991 and $263,882, respectively, during the six months ended September 30, 2024 and 2023, a decrease of approximately $157,000, or 60%. The decrease in gross sales revenue during the six months ended September 30, 2024 over the same period in the prior year was a result of the $150,000 of revenue recognized in the prior period stemming from the rental of NSI Technologies that did not recur during the current period.

Cost of Sales

Cost of sales decreased by approximately $15,000 during the six months ended September 30, 2024 as compared to the same period in the prior year. The decrease primarily relates to the $15,000 in costs of sales incurred related to the rental of NSI technologies in the prior period that did not recur in the current period.

Operating Expenses

Operating expenses for the six months ended September 30, 2024 decreased by $2,586,964, or 63.5%, compared to the same period in 2023, primarily due to a decrease in professional fees stemming from the $1.3 million write-off of deferred offering costs as a result of the termination of the Merger Agreement. In addition, the decrease was also due to a decrease in facility operation of approximately $230,000 and salaries of approximately $180,000 as compared to the same period in the prior year.

Other income (expense)

The following table summarizes the various components of our Other income(expense) for each of the six months ended September 30, 2024 and September 30, 2023:

	Six Months Ended September 30,
	2024	2023

Interest expense	$(20,979)	$(41,411)
Interest expense - related parties	(20,496)	(15,551)
Change in fair value of warrant liability	24,000	270,000
Change in fair value of restructured notes	(720,000)	667,634
Extension Fee	-	(180,000)
Gain on sale of machinery and equipment	39,330	16,014
Total other income (expense)	$(698,145)	$716,686

Other Income (expense) for the six months ended September 30, 2024, decreased $1,414,831 as compared to the same period in the prior year. The decrease was due to primarily to the change in fair value of the restructured notes and warrant liability.

Critical Accounting Estimates

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended September 30, 2024.

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

During the period ending September 30, 2024, there were a few new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of September 30, 2024.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of March 31, 2024, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 4, 2024, Streeterville Capital, LLC, a Utah limited liability company, and Bucktown Capital, LLC, a Utah limited liability company (collectively, “Lenders”), filed a Verified Emergency Motion for Appointment of Receiver (the “Motion”) under Civil Case No. 240907138 (the “Receivership Case”), in the District Court of Salt Lake County, Utah (the “Utah State Court”), against NaturalShrimp, Inc. (“NaturalShrimp”), a Nevada corporation.

The Motion alleges, among other things, that NaturalShrimp has defaulted under the terms of its loan agreements with Lenders. The Motion sought the appointment of a Receiver to immediately take control of NaturalShrimp’s assets to preserve same.

An order was entered ex parte by the Utah State Court in the Receivership Case on September 9, 2024 granting the relief requested by Lenders. The Utah State Court duly appointed Amplēo Turnaround and Restructuring, LLC (the “Receiver”) as the receiver over NaturalShrip’s assets. The Utah State Court’s order further scheduled a hearing to be held on September 17, 2024, on a preliminary injunction to address issues raised in the Motion.

On November 20, 2024, Lenders, NaturalShrimp, NaturalShrimp USA Corporation (“NaturalShrimp USA”), NaturalShrimp Global, Inc. (“NaturalShrimp Global”), and Natural Aquatic Systems, Inc. (“Natural Aquatic”) (collectively, the “Receivership Entities”) filed a Verified Amended and Stipulated Emergency Motion for Immediate Appointment of a Receiver (the “Stipulated Motion”) in the Receivership Case.

On November 22, 2024, the Utah State Court entered an order granting the Stipulated Motion and appointed Receiver as the receiver over the assets of NaturalShrimp USA NaturalShrimp Global, and Natural Aquatic Systems pursuant to an amended receivership order (the “Amended Receivership Order”). Under the Amended Receivership Order, the Receiver is the receiver over the Receivership Entities’ assets.

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $25.5 million as of September 30, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($30.8 million as of September 30, 2024).

Item 1A. Risk Factors

As a smaller reporting Company (“SRC”) we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

The Company had the following unregistered sale of equity securing during the three months ended September 30, 2024. All shares were issued under Section 4(a)(2) of the Securities Act of 1933 as follows:

●	On July 1, 2024 the Company sold 6,459,985 shares to GHS at approximately $0.0066 per share for gross proceeds of approximately $43,000
●	On July 12, 2024 the Company issued 10,000,000 shares to Streeterville to settle a $90,000 obligation that was partitioned from the restructured senior note outstanding.
●	On July 25, 2024 the Company issued 12,289,157 shares to GHS to satisfy the conversion of 85 Series E preferred shares
●	On August 13, 2024 the Company sold 14,646,861 shares to GHS at approximately $0.0042 per share for gross proceeds of approximately $62,000
●	On August 24, 2024 the Company sold 21,276,661 shares to GHS at approximately $0.0031 per share for gross proceeds of approximately $66,000

Item 3. Defaults upon Senior Securities

As of the date of the filing the Company has defaulted on the following debt obligations with a total outstanding balance including interest of approximately $29.9 million:

●	January 2023 Note with a balance due of approximately $221,000
●	Restructured August Note Payable with a balance due of approximately $27 million
●	Restructured Senior Note Payable with a balance due of approximately $2.6 million

Further, the Company’s Series G preferred shares, which had a redemption value of $820,000 were required to be redeemed as of December of 2024.

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

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date:	August 21, 2025

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 21, 2025

