Form 10-Q
period 2024-12-31
NaturalShrimp Inc
filed 2025-09-10
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of September 10, 2025, there were 1,277,546,746 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF

	December 31, 2024	March 31, 2024
ASSETS
Current assets
Cash	$20,981	$115,525
Accounts receivable	44,053	27,450
Escrow account	-	-
Inventory	34,111	68,510
Prepaid expenses	162,722	169,650
Deferred offering costs	-	-

Total current assets	261,867	381,135

Fixed assets, net	11,848,915	13,301,245

Other assets
Intercompany	-	-
Construction-in-process	-	-
Patents, net	5,586,000	5,878,500
License Agreement, net	7,252,376	8,062,376
Right of Use asset	65,830	73,449
Deposits	20,500	20,633

Total other assets	12,924,706	14,034,958

Total assets	$25,035,488	$27,717,338

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,974,099	$3,495,689
Accrued interest	125,844	107,435
Accrued interest - related parties	285,839	254,593
Other accrued expenses	1,746,820	1,743,799
Accrued expenses - related parties	1,602,140	1,116,107
Contract liability	-	-
Short-term Note and Lines of credit	818,901	19,817
Notes payable	460,622	553,322
Restructured Senior note payable	27,600,000	27,120,000
Restructured August note payable	2,790,000	2,640,000
Notes payable - related parties	920,412	880,412
Dividends payable	768,768	544,800
Derivative liability	-	-
Warrant liability	-	24,000
Lease Liability, current	28,560	28,560

Total current liabilities	41,122,005	38,528,534

Lease Liability, non-current	26,482	43,325

Total liabilities	41,148,487	38,571,859

Commitments and contingencies (Note 11)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,571 and 1,670 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	1,886,225	1,977,900

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	43,612,000	43,612,000

Series G Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 745 and 445 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	861,792	432,000

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	500	500

Series B Convertible Preferred stock, $0.0001 par value, 5,000 shares authorized, 0 and 607 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	-	-

Series D Convertible Preferred stock, $0.0001 par value, 20,000 shares authorized, 5,000 and 0 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	-	-

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 1,277,546,746 and 1,116,482,063 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	127,818	111,712

Additional paid in capital	127,504,311	126,468,749
Stock to be issued	390,024	390,024
Subscription receivable	(56,250)	(56,250)
Accumulated deficit	(190,439,418)	(183,791,156)
Total stockholders’ deficit	(62,473,015)	(56,876,421)

Total liabilities, mezzanine and stockholders’ deficit	$25,035,489	$27,717,338

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Sales	$56,501	$101,302	$163,492	$365,184
Cost of sales	32,221	23,353	117,711	124,094
Net revenue	24,280	77,949	45,781	241,090

Operating expenses:
General and administrative	895,429	291,929	1,597,909	1,116,788
Rent	-	22,312	10,291	44,625
Salaries and Wages	314,786	420,003	1,145,471	1,429,947
Stock Compensation	-	-	-	-
Professional services	1,897	739,393	(189,371)	2,584,620

General and administrative	1,212,112	1,473,637	2,564,300	5,175,980
Research and development	-	-	-	-
Facility operations	40,392	77,103	325,938	592,878
Depreciation	430,190	433,053	1,295,289	1,304,732
Amortization	367,500	367,500	1,102,500	1,102,500

Total operating expenses	2,050,194	2,351,293	5,288,027	8,176,090

Net loss from operations	(2,025,914)	(2,273,344)	(5,242,246)	(7,935,000)

Other income (expense):
Interest expense	(334,060)	(18,033)	(355,039)	(59,444)
Other income	-	-	-	-
Interest expense - related parties	(10,750)	(9,750)	(31,246)	(25,301)
Amortization of debt discount	-	-	-	-
Penalty fees	-	-	-	-
Financing costs	-	-	-	-
Change in fair value of derivative liability	-	-	-	-
Change in fair value of warrant liability	-	67,050	24,000	337,050
Change in fair value of restructured notes	-	(3,180,000)	(720,000)	(2,512,366)
Loss due to fire	-	-	-	-
Gain on extinguishment of debt	-	-	-	-
Extension fee	-	(10,000)	-	(190,000)
Gain on settlement of accrued expenses	-	-	-	-
Gain on termination of lease	-	22,013	-	22,013
Gain on sale of machinery and equipment	-	-	39,330	16,014

Total other income (expense), net	(344,810)	(3,128,720)	(1,042,955)	(2,412,034)

Income (loss) before income taxes	(2,370,724)	(5,402,064)	(6,285,201)	(10,347,034)

Provision for income taxes	-	-	-	-

Net loss	(2,370,724)	(5,402,064)	(6,285,201)	(10,347,034)

Less net loss attributable to non-controlling interest	-	-	-

Net loss attributable to NaturalShrimp Inc.	(2,370,724)	(5,402,064)	(6,285,201)	(10,347,034)

Amortization of beneficial conversion feature on Preferred shares	-	-	-	-
Accretion on Preferred shares	(41,792)	(9,300)	(139,092)	(9,300)
Redemption and exchange of Series D Preferred shares	-	-	-	-
Dividends	(74,436)	(59,616)	(223,969)	(464,441)

Net loss available for common stockholders	$(2,486,952)	$(5,470,980)	(6,648,262)	$(10,820,775)

Loss per share (Basic and Diluted)	$(0.00)	$(0.01)	(0.01)	$(0.01)

Loss per share (Diluted)	$(0.00)	$(0.01)	(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,223,400,651	938,229,589	1,120,423,669	885,304,007

WEIGHTED AVERAGE SHARES OUTSTANDING (Diluted)	1,223,400,651	938,229,589	1,120,423,669	885,304,007

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Additional paid in	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	receivable	deficit	deficit
Balance March 31, 2024	5,000,000	$500	1,116,482,063	$111,712	$126,468,749	$390,024	$(56,250)	$(183,791,156)	(56,876,421)

Issuance of common shares under financing agreement	-	-	66,392,019	6,639	479,200	-	-	0	485,839
Shares issued upon exchange of Partitioned Note	-	-	10,000,000	1,000	99,000	-	-	0	100000
Accretion of Series E Preferred stock	-	-	-	-	-	-	-	(9,300)	(9,300)
Accretion on Series G Preferred stock	-	-	-	-	-	-	-	(39,000)	(39,000)
Dividends payable on Preferred stock	-	-	-	-	-	-	-	(75,097)	(75,097)

Net loss	-	-	-	-	-	-	-	(2,802,548)	(2,802,548)

Balance June 30, 2024	5,000,000	$500	1,192,874,082	$119,351	$127,046,949	$390,024	$(56,250)	$(186,717,101)	(59,216,527)

Issuance of common shares under financing agreement	-	-	54,672,664	5,467	263,387	-	-	0	268,854
Shares issued upon exchange of Partitioned Note	-	-	10,000,000	1,000	89,000	-	-	0	90,000
Accretion of Series E Preferred stock	-	-	-	-	-	-	-	-	-
Accretion on Series G Preferred stock	-	-	-	-	-	-	-	(49,000)	(49,000)
Dividends payable on Preferred stock	-	-	-	-	-	-	-	(74,436)	(74,436)

Net loss	-	-	-	-	-	-	-	(1,111,929)	(1,111,929)

Balance September 30, 2024	5,000,000	$500	1,257,546,746	$125,818	$127,399,336	$390,024	$(56,250)	$(187,952,466)	(60,093,038)

Issuance of common shares under financing agreement	-	-	20,000,000	2,000	104,975	-	-	0	106,975
Accretion on Series G Preferred stock	-	-	-	-	-	-	-	(41,792)	(41,792)
Dividends payable on Preferred stock	-	-	-	-	-	-	-	(74,436)	(74,436)

Net loss	-	-	-	-	-	-	-	(2,370,724)	(2,370,724)

Balance December 31, 2024	5,000,000	$500	1,277,546,746	$127,818	$127,504,311	$390,024	$(56,250)	$(190,439,418)	(62,473,015)

Balance March 31, 2023	5,000,000	$500	803,123,748	$80,377	$121,156,733	$662,767	$(56,250)	$(167,533,292)	(45,689,165)

Common stock issued for legal settlement to NSH shareholders	-	-	863,110	86	272,657	(272,743)	-	-	-
Issuance of common shares under financing agreement	-	-	40,187,311	4,019	1,294,493	-	-	-	1,298,512
Conversion of Series E Preferred Shares to common stock	-	-	23,989,570	2,399	825,601	-	-	(350,825)	477,175
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(54,000)	(54,000)
Common stock issued to consultants	-	-	100,000	10	4,690	-	-	-	4,700

Net loss	-	-	-	-	-	-	-	(2,298,431)	(2,298,431)

Balance June 30, 2023	5,000,000	$500	868,263,739	$86,891	$123,554,174	$390,024	$(56,250)	$(170,236,548)	(46,261,209)

Common stock issued for legal settlement to NSH shareholders	-	-					-	-	-
Issuance of common shares under financing agreement	-	-	31,808,246	3,181	563,089	-	(109,911)	-	456,359
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(59,616)	(59,616)
Accretion on Series E Preferred shares	-	-	-	-	-	-	-	(9,300)	(9,300)

Net loss	-	-	-	-	-	-	-	(2,646,539)	(2,646,539)

Balance September 30, 2023	5,000,000	$500	900,071,985	$90,072	$124,117,263	$390,024	$(166,161)	$(172,952,003)	(48,520,305)

Issuance of common shares under financing agreement	-	-	44,843,442	4,483	454,025	-	109,911	-	568,419
Shares issued upon exchange of Partitioned Note	-	-	10,000,000	1,000	159,000		-	-	160,000
Common stock issued to employee	-	-	50,000	5	1,095				1,100
Common stock issued to consultants	-	-	40,000,000	4,000	596,000				600,000
Dividends payable on Series E Preferred Shares	-	-	-	-	-	-	-	(59,616)	(59,616)
Accretion on Series E Preferred shares	-	-	-	-	-	-	-	(9,300)	(9,300)
Accretion on Series G Greferred shares	-	-	-	-	-	-	-	(3,000)	(3,000)
Net loss	-	-	-	-	-	-	-	(5,402,064)	(5,402,064)

Balance December 31, 2023	5,000,000	$500	994,965,427	$99,560	$125,327,383	$390,024	$(56,250)	$(178,425,983)	(52,664,766)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,285,201)	$(10,347,034)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,295,289	1,304,732
Amortization expense	1,102,500	1,102,500
Amortization of debt discount	-	-
Change in fair value of derivative liability	-	-
Change in fair value of warrant liability	(24,000)	(337,050)
Change in fair value of restructured notes payable	720,000	2,512,366
Extension fee	-	125,000
Financing costs	7,300	28,000
Gain on extinguishment of debt	-	-
Gain on sale of machinery and equipment	39,330	(16,014)
Shares issued for services	-	605,800
Amortization of operating lease right-of-use assets	68,690	194,849
Gain on termination of lease	-	(22,013)
Loss due to fire	-	-

Changes in operating assets and liabilities:
Accounts receivable	(16,603)	1,004
Inventory	34,399	(12,944)
Prepaid expenses and other current assets	6,928	43,961
Deferred offering costs	-	1,336,263
Accounts payable	478,407	169,244
Other accrued expenses	3,021	(19,715)
Accrued expenses - related parties	486,033	523,898
Accrued interest	18,409	80,637
Accrued interest - related parties	31,246	25,301
Contract liability	-	25,000
Operating lease liabilities	(77,781)	(181,586)

Cash used in operating activities	(2,112,033)	(2,857,801)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	-	(67,640)
Cash received for fire damage to fixed assets	-	-
Cash received from Insurance settlement	-	-
Cash received for sale of machinery and equipment	117,712	59,000
Cash paid for construction in process	-	-

Cash used in investing activities	117,712	(8,640)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	-	(24,000)
Payments on notes payable, related party	-	-
Proceeds from short-term promissory note and lines of credit	799,084	-
Proceeds from sale of stock	760,693	2,323,291
Proceeds from promissory note	-	-
Proceeds from promissory note, related parties	40,000	140,000
Proceeds from convertible debentures, receipt from escrow	-	-
Escrow account in relation to the proceeds from promissory notes	-	-
Proceeds from sale of Series E Preferred Shares	-	150,000
Proceeds from sale of Series G Preferred Shares	300,000	97,000

Cash provided by financing activities	1,899,777	2,686,291

NET CHANGE IN CASH	(94,544)	(180,150)

CASH AT BEGINNING OF PERIOD	115,525	216,465

CASH AT END OF PERIOD	$20,981	$36,315

INTEREST PAID	$616	$616

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$-	$-
Shares issued upon conversion of Preferred stock	$-	828,000
Shares issues upon exchange of Partitioned Note	90,000	-
Dividends on Series E Preferred stock	$-	$524,057
Dividends in kind issued	$223,969	$516,000
Shares issued/to be issued, for legal settlement	$-	$272,743

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024

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

Due to the Company’s significant amount of debt that was in default as of September 30, 2024, Ampleo Turnaround and Restructuring, LLC (“the receiver”) was placed as the receiver over the Company’s assets. Further, the receiver filed a motion to sell substantially all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion to sell the assets was approved by the court on March 30, 2025 and title to the assets was transferred to Streeterville on May 14, 2025. The Company believes that it continued to function as a going concern until the date that the motion to sell its assets was approved by the court (on March 30, 2025) at which point liquidation became imminent. To that extent, the Company plans to present its financial statements under the liquidation basis of accounting using a convenience date of March 31, 2025. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated a statement of changes in net assets (liabilities) in liquidation as of the convenience date. For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (i.e. based on the proposed credit bid).

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $24.7 million as of December 31, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($31.2 million as of December 31, 2024).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial information as of and for the three and nine months ended December 31, 2024 and 2023 has been prepared in accordance with US GAAP for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

As discussed in Note 1, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets during September of 2024. Further, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion was approved on March 30, 2025 with title to the assets being transferred on May 14, 2025. The Company believes that it continued to function as a going concern until the date of the motion to sell was approved. As of the date the motion was approved, the Company plans to present its financial statements using the liquidation basis of accounting as liquidation was considered imminent. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated statement of changes in net assets (liabilities) in liquidation as of the approximate date that the liquidation became imminent. For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (based on the proposed credit bid). As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $24.7 million as of December 31, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($31.2 million as of December 31, 2024).

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

The Company did not have any Level 1 or Level 2 assets or liabilities at December 31, 2024 or March 31, 2024.

The warrant liabilities and Restructured notes are considered Level 3 fair value measurements.

The following is a summary of activity of our Level 3 financial instruments during the nine months ended December 31, 2024 and the year ended March 31, 2024:

Warrant liability

	December 31, 2024	March 31, 2024
	(unaudited)
Warrant liability balance at beginning of period	$24,000	$355,000
Change in fair value	(24,000)	(331,000)
Balance at end of period	$-	$24,000

At December 31, 2024, the Company’s shares were no longer being quoted on the Over the Counter (“OTC”) market and technically had a fair value of $0. As such, the warrants were written down to $0.

At March 31, 2024, the fair value of the warrant liability was estimated using a Black Sholes model with the following weighted-average inputs: the price of the Company’s common stock of $0.011; a risk-free interest rate of 4.40% to 4.59% and expected volatility of the Company’s common stock ranging from 124.8% to 133.8% and the remaining terms of each warrant issuance.

Restructured August and Senior Notes Payable

	December 31, 2024	March 31, 2024
Restructured notes payable fair value at beginning of period	$29,760,000	$23,690,000
Reclass of accrued interest	-	907,634
Change in fair value	720,000	5,162,366
Note Partition	(90,000)	-
Restructured notes payable fair value at end of period	$30,390,000	$29,760,000

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures (Note 6 and Note 7), which were accounted for as debt extinguishment, the Company elected to recognize the new debt under the fair value option within ASC Topic 825, “Financial Instruments.” The fair value for both periods is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 45% and 40% present value factor, respectively as of December 31, 2024, and March 31, 2024.

Financial Instruments

The Company’s financial instruments include cash, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the unaudited condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the unaudited condensed consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2024 and March 31, 2024.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024 and March 31, 2024, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Intangible Assets

The Company has intangible assets, which were acquired in a patent acquisition, and license rights agreements. The Company’s patents represent definite lived intangible assets and will be amortized over the twenty year duration of the patent, unless at some point the useful life is determined to be less than the protected life of the patent. The Company’s license rights will be amortized on a straight-line basis over the expected term of the agreements of ten years. For the three months ended December 31, 2024 and December 31, 2023, the amortization of the patents was $97,500 and $97,500 and in the amortization of the license rights was $270,000 and $270,000, respectively. For the nine months ended December 31, 2024 and December 31, 2023, the amortization of the patents was $292,500 and $292,500 and the amortization of the license rights was $810,000 and $810,000, respectively.

The Company periodically evaluates the remaining useful lives of its finite-lived intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. As of December 31, 2024, the Company believes the carrying value of the intangible assets are still recoverable, and there is no impairment to be recognized.

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

Revenues for the three and nine months ended December 31, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Shrimp sales	$56,501	$101,302	$163,492	$190,184
Technology and equipment services	-		-	175,000
Total revenues	$56,501	$101,302	$163,492	$365,184

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

As of December 31, 2024, there were a few new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – FIXED ASSETS

A summary of the fixed assets as of December 31, 2024 and March 31, 2024 is as follows:

	December 31, 2024	March 31, 2024
	(unaudited)
Land	$187,609	$324,293
Buildings	6,624,549	6,624,549
Machinery and equipment	11,210,638	11,210,985
Autos and trucks	188,415	208,771
	18,211,211	18,368,598
Accumulated depreciation	(6,362,642)	(5,067,353)
Fixed assets, net	$11,848,915	$13,301,245

The unaudited condensed consolidated statements of operations reflect depreciation expense of approximately $430,190 and $433,053 and $1,295,289 and $1,304,732 for the three and nine months ended December 31, 2024 and 2023, respectively.

NOTE 4 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of December 31, 2024. The line of credit is unsecured. The balance of the line of credit was $9,580 at both December 31, 2024 and March 31, 2024.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.5% as of December 31, 2024. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit was $10,237 at December 31, 2024 and March 31, 2024.

During August of 2024, the Company entered into a line of credit with Bucktown Capital, LLC for up to $500,000. The line of credit bears interest at 12%. The balance of the line of credit was $799,084 as of December 31, 2024 and $0 as of March 31, 2024.

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

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. The balance as of December 31, 2024 and March 31, 2024 was $119,604, included in the Notes Payable classified in current liabilities, on the condensed consolidated balance sheets.

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

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note. The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note will be accounted for at fair value until they are settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of March 31, 2024 to $2,640,000. The August Note was revalued as of December 31, 2024 to $2,790,000. As of December 31, 2024, the accrued interest from the restructuring date which is included in the fair value was approximately $651,000.

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

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of December 31, 2024 at approximately $27,600,000. The Senior Note was revalued as of March 31, 2024, at approximately $27,120,000. As of December 31, 2024, the accrued interest from the restructuring date, which is included in the fair value was approximately $8,101,420.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2024 and March 31, 2024, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001. Of this amount, 5,000,000 shares of Series A preferred stock are authorized and outstanding, 5,000 shares Series B preferred stock are authorized and no shares outstanding, 5,000 shares Series D preferred stock are authorized with no shares outstanding, 10,000 shares Series E preferred stock are authorized and 1,571 outstanding, 750,000 shares of Series F preferred stock are authorized with 750,000 outstanding, and 10,000 shares of Series G preferred Stock are authorized with 745 and 445 outstanding, respectively.

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

During the three and nine months ending December 31, 2024, the accretion for the Series G Preferred Stock was $41,792 and $129,792, respectively.

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

On July 24, 2023, the Company entered into a Securities Purchase Agreement for the additional sale of 156 shares of Series E Preferred Stock at a price of $1,000 per share of Preferred Stock, for a total of $156,000. The Series E Preferred Stock will earn a dividend of 12% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. During the three and nine months ended December 31, 2024 the accretion for the Series E Preferred Stock was $0 and $9,300, respectively.

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

In the nine months ended December 31, 2024, the Company sold 141,064,683 shares of common stock at a gross amount of approximately $861,668, at share prices of $0.003 through $0.008, in relation to the Equity Financing Agreement.

In the nine months ended December 31, 2023, the Company sold 116,838,999 shares of common stock at a net amount of approximately $2,323,290, at share price of $0.02 related to the Equity Financing Agreement.

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

The warrants were revalued at $0 at December 31, 2024 due to limited value of the Company’s shares.

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

On August 10, 2022, the Company issued a loan agreement for $300,000, with related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at a 10% per annum and are due in one year from the issuance date of the notes. The maturity date has been extended an additional six months, to February 10, 2025 and was past due as of the date of this filing.

For the three and nine months ended December 31, 2024 and December 31, 2023, the interest expense for the related party promissory notes was approximately $11,000 and $10,000 and $31,000 and $25,000, respectively. As of December 31, 2024 and March 31, 2024, the accrued interest related to the related party promissory notes was approximately $82,000 and $26,000, respectively.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance was approximately $79,000 and $77,000 as of December 31, 2024 and March 31, 2024, respectively. As of both December 31, 2024 and March 31, 2024, accrued interest payable was approximately $74,000.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of both December 31, 2024 and March 31, 2024, and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of December 31, 2024 and March 31, 2024, accrued interest payable was approximately $182,000.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes at December 31, 2024 and March 31, 2024 was $54,647 and is classified as a current liability on the unaudited condensed consolidated balance sheets. As of December 31, 2024 and March 31, 2024 accrued interest payable was approximately $21,570 and $21,570, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were not any known commitments or contingencies as of December 31, 2024 and March 31, 2024.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated all events or transactions that occurred after the balance sheet date but before the financial statements were issued. To that extent, the Company noted the following material events or transactions:

Liquidation Basis of Accounting

As discussed in Note 1, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets during September of 2024. Further, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion was approved on March 30, 2025 with title to the assets being transferred on May 14, 2025. The Company believes that it continued to function as a going concern until the date the motion to sell was approved. As of the date the motion was approved, the Company plans to present its financial statements using the liquidation basis of accounting as liquidation was considered imminent. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated statement of changes in net assets (liabilities) in liquidation as of the approximate date that the liquidation became imminent. For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (based on the proposed credit bid). As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $24.7 million as of December 31, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($31.2 million as of December 31, 2024).

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

As discussed in our consolidated financial statements, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets during September of 2024. Further, during February of 2025, the receiver submitted a motion to sell substantially all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7m and $100,000 in cash. The motion to sell was approved by the court on March 30, 2025. The Company believes that it continued to function as a going concern until the date of the approved sale. Subsequent to that date, the Company plans to present its financial statements using the liquidation basis of accounting as liquidation was considered imminent. As such, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will present a Consolidated statement of net assets (liabilities) in liquidation and Consolidated statement of changes in net assets (liabilities). For purposes of reporting under the liquidation basis of accounting the Company plans to measure its assets at the amount used to settle its liabilities (based on the proposed credit bid).

Liquidity and Capital Resources

As of December 31, 2024, we had cash on hand of approximately $20,981 and a working capital deficiency of $40,860,138. While we continued to function as a going concern during the interim period ended December 31, 2024, the Company plans to liquidate its assets in order to settle its outstanding debts.

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $24.7 million as of December 31, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($31.2 million as of December 31, 2024).

Cash Flows

The following table summarizes our cash flows for the nine months ended December 30, 2024 and 2023:

	Nine months Ended December 31,
	2024	2023
Net cash used in operating activities	$(2,112,033)	$(2,857,801)
Net cash provided by (used in) investing activities	117,712	(8,640)
Net cash provided by financing activities	1,899,777	2,686,291
Net change in cash	$(94,544)	$(180,150)

Net cash used in operating activities during the nine months ended December 31, 2024, was a decrease of approximately $745,000 as compared to the same period in 2023. The decrease in cash used is primarily due to the decrease in the current period net loss as compared to the same period the prior year and adjustments to reconcile the net loss to net cash, including i) the change in fair value of the restructured notes and ii) the prior period write-off of deferred offering costs.

The net cash provided by investing activities in the nine months ended December 31, 2024 increased by approximately $109,000 compared to net cash used by investing activities for the same period in the prior fiscal year. The increase was in the current period was due primarily to cash of $117,712 that was received for the sale of machinery and equipment.

The net cash provided by financing activities decreased by approximately $785,000 between periods. For the current period, the Company received approximately $1.1 million for the sale of common and preferred shares and $840,000 for the issuance of debt. In the same period in the prior year the Company received $2.6 million for the sale of shares and approximately $100,000 from the net issuance of debt.

Results of Operations

Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended December 31, 2023

Revenue

We had gross sales revenue of $56,501 and $101,302, respectively, during the three months ended December 31, 2024 and 2023, a decrease of approximately $45,000.

Our decrease in gross sales revenue during the three months ended December 31, 2024 over the same period in the prior year was a result of the Company beginning to wind down the business.

Cost of Sales

Cost of sales includes direct costs related to the production and sale of our products, primarily the cost of the post-larva shrimp that we purchase to grow into our shrimp product at our facilities and the costs of shipping purchase orders to customers. Cost of sales were $32,221 and $23,353, respectively, during the three months ended December 31, 2024 and 2023.

Operating Expenses

Operating expenses for the three months ended December 31, 2024 were $2,050,194, which is an approximately $300,000 decrease over operating expenses of $2,351,293 for the same period in 2023. The overall change in expenses is primarily due to a decrease in professional services during the period stemming from a reduction in accounting and legal expenses.

Other Income (Expense)

The following table summarizes the various components of our other income (expense) for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Interest expense	$(334,060)	$(18,033)
Interest expense – related parties	(10,750)	(9,750)
Change in fair value of warrant liability	-	67,050
Change in fair value of restructured notes	-	(3,180,000)
Extension Fee	-	(10,000)
Gain on termination of lease	-	22,013
Gain on sale of machinery and equipment
Total	$(344,810)	$(3,128,720)

Other Income (expense) for the three months ended December 31, 2024 decreased by approximately $2,784,000 as compared to the same period in the prior year. The decrease was primarily due to the change in fair value of the restructured notes and the change in fair value of the warrant liability.

Comparison of the Nine Months Ended December 31, 2024 to the Nine Months Ended December 31, 2023

Revenue

The Company had gross sales revenue of $163,492 and $365,184, respectively, during the nine months ended December 31, 2024 and 2023, a decrease of approximately $202,000. The decrease in gross sales revenue during the nine months ended December 31, 2024 over the same period in the prior year was a result of the $150,000 of revenue recognized in the prior period stemming from the rental of NSI Technologies that did not recur during the current period.

Cost of Sales

Cost of sales decreased by approximately $6,000 during the nine months ended December 31, 2024 as compared to the same period in the prior year. The decrease in cost of sales was not material.

Operating Expenses

Operating expenses for the nine months ended December 31, 2024 decreased by $2,888,063 compared to the same period in 2023, primarily due to a decrease in professional fees of $2.8 million stemming primarily from the $1.3 million write-off of deferred offering costs as a result of the termination of the Merger Agreement. In addition, the decrease was also due to a decrease in facility operation of approximately $267,000 and salaries of approximately $285,000 as compared to the same period in the prior year.

Other income (expense)

The following table summarizes the various components of our Other income(expense) for each of the Nine months ended December 31, 2024 and December 31, 2023:

	Nine Months Ended December 31,
	2024	2023

Interest expense	$(355,039)	$(59,444)
Interest expense - related parties	(31,246)	(25,301)
Change in fair value of warrant liability	24,000	337,050
Change in fair value of restructured notes	(720,000)	(2,512,366)
Extension Fee	-	(190,000)
Gain on termination of lease	-	22,013
Gain on sale of machinery and equipment	39,330	16,014
Total other income (expense)	$(1,042,955)	$(2,412,034)

Other Income (expense) for the nine months ended December 31, 2024, decreased $1,369,079 as compared to the same period in the prior year. The decrease was due to primarily to the change in fair value of the restructured notes and warrant liability.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended December 31, 2024.

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

During the period ending December 31, 2024, there were a few new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements (total balance of $24.7 million as of December 31, 2024) in exchange for the extinguishment of its outstanding debt to Streeterville and Buckstown Capital ($31.2 million as of December 30, 2024).

Item 1A. Risk Factors

As a smaller reporting Company (“SRC”) we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

The Company had the following unregistered sale of equity securing during the three months ended December 31, 2024. All shares were issued under Section 4(a)(2) of the Securities Act of 1933 as follows:

●	On November 7, 2024 the Company sold 20,000,000 shares to an investor for gross proceeds of $106,975

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

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date:	September 10, 2025

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	September 10, 2025

