Form 10-K
period 2025-03-31
NaturalShrimp Inc
filed 2025-11-05
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2025

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

The aggregate market value of the common equity held by non-affiliates was $6,648,639 computed by reference to the price at which common equity was last sold (which was $0.0054 per share on November 4, 2024). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of November 3, 2025 was 1,277,546,746.

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements in exchange for the extinguishment of its outstanding debt to both Streeterville and Buckstown Capital. As of the date of the ownership transfer, the Company ceased its current business operations.

Going Concern and Liquidation Basis of Accounting

Due to the Company’s significant amount of debt that was in default as of September 30, 2024, Ampleo Turnaround and Restructuring, LLC (“the receiver”) was placed as the receiver over the Company’s assets. Further, the receiver filed a motion to sell substantially all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion to sell the assets was approved by the court on March 30, 2025 and title to the assets was transferred to Streeterville on May 14, 2025. The Company believes that it continued to function as a going concern until the date that the motion to sell its assets was approved by the court on March 30, 2025 at which point its liquidation became imminent. As such, the Company has presented going concern financial statements as of March 30, 2025 and for the period from April 1, 2024 through March 30, 2025. Furthermore, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company has presented its financial statements (using a convenience date) as of March 31, 2025 under the liquidation basis of accounting. As such, the financial statements included in the filing also include a Statement of Net Liabilities in liquidation as of March 31, 2025. As there was only a one-day period between the time liquidation became imminent and the end of the reporting period, a Statement of Changes in Net Assets (liabilities) in liquidation has not been presented.

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

Human Capital Management

Employees

As of the date of the filing we had a very limited number of full-time employees due to the cessation of our current business operations. In addition to our very limited number of full-time employees, we retain the services of outside consultants for various functions including legal and accounting services.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Management of material risks from cybersecurity threats is integrated into the Company’s overall risk management processes and is monitored as an enterprise risk. To that extent, the Company has engaged with a third-party service provider, DATAECON, in order to help manage its ongoing cybersecurity risk. This includes processes that are put in place to oversee and identify risks from cybersecurity threats associated with its use of any third-party service provider.

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

Governance

While the board of directors does not have any formal oversight of risks from cybersecurity threats, it is important to note that our board of directors is comprised solely of Messrs. Easterling, Delgado and Untermeyer. As such, pursuant to the information provided below, all risks from cybersecurity threats our immediately shared with the board of directors.

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

Not applicable

ITEM 3. LEGAL PROCEEDINGS

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion seeks the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements in exchange for the extinguishment of its outstanding debt to both Streeterville and Buckstown Capital. As of the date of the ownership transfer, the Company ceased its current business operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was historically quoted on the OTC Markets Group quotation system under the symbol “SHMP.” Currently, our common stock is only eligible for unsolicited broker quotations and is now traded on the OTC Markets “Expert Market,” which is accessible solely to broker-dealers and professional investors. As a result, there is no established public trading market for our common stock and a range of high and low bid information is not available.

Transfer Agent

Our transfer agent is TranShare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of October 6, 2025, there were approximately 520 shareholders of record of our common stock. As of such date, 1,277,546,746 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we have any intention to do so in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2025.

Recent Sales of Unregistered Securities

We have previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed since April 1, 2023, all sales of securities without registration under the Securities Act of 1933, as amended, during the fiscal year ended March 31, 2025.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2025, we did not repurchase any of our equity securities.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, risks discussed in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see “Forward-Looking Statements” at the beginning of this report.

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

Overview

We were an aquaculture technology company that developed proprietary, patented platform technologies to allow for the production of aquatic species in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities without the use of antibiotics or toxic chemicals.

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

During September of 2024, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s. Further, during February of 2025, the receiver submitted a motion to sell substantially all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion to sell was approved by the court on March 30, 2025. The Company believes that it continued to function as a going concern until the date of the approved sale. As such, the Company has presented going concern financial statements as of March 30, 2025 and for the period from April 1, 2024 through March 30, 2025. Furthermore, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company has presented its financial statements (using a convenience date) as of March 31, 2025 under the liquidation basis of accounting. As such, the financial statements included in the filing also include a Statement of Net Liabilities in liquidation as of March 31, 2025. As there was only a one-day period between the time liquidation became imminent and the end of the reporting period, a Statement of Changes in Net Assets (liabilities) in liquidation has not been provided.

Results of Operations

As discussed above, the Company ceased being a going concern on March 30, 2025 and, subsequent to that date, began applying the liquidation basis of accounting. As such, the Company believes that a discussion of its results of operations, whether that includes i) comparing the liquidation basis period to the going concern period or ii) comparing the going concern period ended March 30, 2025 to the prior year period ended March 31, 2024 would not be informative.

Liquidity and Capital Resources

At March 31, 2025, we had cash on hand of $101,969. As discussed in the filing, the Company has liquidated its primary operating assets in order to settle its outstanding debt with Streeterville and Buckstown Capital. At the time of this filing, the Company does not have a finalized plan regarding the settlement of its remaining outstanding liabilities or an exact timeline regarding its liquidation process.

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

Liquidation Basis of Accounting

In accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when either of the following occurs-i) A plan for liquidation has been approved by the person or persons with the authority to make such a plan effective, and the likelihood is remote that either execution of the plan will be blocked by other parties or the entity will return from liquidation and ii) A plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation.

When using the liquidation basis of accounting, the Company will i) recognize other items that is previously had not recognized but it expects to sell in liquidation or use to settle liabilities ii) accrue costs and income that it expects to incur or earn through the end of its liquidation if and when it has a reasonable basis for estimation iii) measure its assets to reflect the estimated amount of cash or other consideration that it expects to collect in settling or disposing of those assets in carrying out its plan for liquidation and iv) measure its liabilities in accordance with the measurement provision of other topics that it would otherwise apply to those liabilities.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2025 was not effective. Management realized that there were deficiencies in the design or operation of our internal control over financial reporting that adversely affected it and that management considers to be material weaknesses. Such material weaknesses in our internal control over financial reporting have not been remedied.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Since
Gerald Easterling	77	Chief Executive Officer, President and Director	2015
William Delgado	66	Treasurer, Chief Financial Officer and Director	2014
Tom Untermeyer	66	Chief Operating Officer, Chief Technology Officer and Director	2019
William Steven Walker	74	General Counsel and Secretary	2022

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

Director Nominations

As of March 31, 2025, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2025 and March 31, 2024 by our current principal executive officer and each of the other two highest paid executives whose total compensation exceeded $100,000 during those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		All Other Compen- sation	Total
Gerald Easterling,	2025	$180,000	$-		$-	$14,385	$194,385
Chairman of the Board, President and CEO (1)	2024	$180,000	-		-	$14,385	$194,385

William Delgado,	2025	$160,000	$-		$-	$9,132	$169,132
CFO (2)	2024	$160,000	$-		$-	$9,132	$169,132

Tom Untermeyer,	2025	$160,000	$-		$-	$8,910	$168,910
COO, CTO (3)	2024	$160,000	$-	$		$8,910	$168,910

(1)	Mr. Easterling is entitled to receive medical insurance reimbursement, of which $0 was paid during the fiscal years ended March 31, 2025 and March 31, 2024, respectively, and $16,770 was accrued at March 31, 2025. Mr. Easterling is also entitled to an automobile allowance of $500 per month, of which $0 was paid during the fiscal year ended March 31, 2025 and 2024 and $14,000 was accrued for as of March 31, 2025. As of March 31, 2025, Mr. Easterling was owed $412,500 for accrued and unpaid wages. The accrued amount represents his entire salary for fiscal years 2025 and 2024.

(2)	As of March 31, 2025, Mr. Delgado was owed $266,667 for accrued and unpaid wages. The accrued amount represents his entire salary for fiscal years 2025 and 2024. Mr. Delagado is also eligible to receive healthcare reimbursement, of which $0 was paid during our fiscal year ended March 31, 2025.

(3)	As of March 31, 2025 and March 31, 2024, Mr. Untermeyer was owed $430,667 for accrued and unpaid salary. The accrued amount represents his entire salary for fiscal years 2025 and 2024. Mr. Untermeyer is entitled to receive medical insurance reimbursement, of which $0 was paid during the fiscal years ending March 31, 2025 and 2024. Mr. Untermeyer is also entitled to an automobile allowance of $500 per month, of which $0 was paid during the fiscal years 2025 and 2024 and $14,000 was accrued and unpaid.

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

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None of NaturalShrimp’s executive officers held any unexercised options to purchase stock of NaturalShrimp, unvested shares of NaturalShrimp common or preferred stock, or outstanding equity incentive plan awards at March 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding our shares of common stock and our voting shares beneficially owned as of November 2, 2025 and is based on (i) 1,277,546,746 shares of common stock issued and outstanding, (ii) 5,000,000 shares of Series A Preferred Stock issued and outstanding all owned by Gerald Easterling (which equals 300 million votes and is convertible into the number of shares of common stock equal to the difference between our authorized and issued shares of common stock (122,453,254 shares), and (iii) 750,000 shares of Series F Preferred Stock issued and outstanding (which equals 750 million votes and is not currently convertible into shares of common stock) for (A) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock and voting shares, (B) each named executive officer and director, and (C) all executive officers and directors as a group. A person is considered to beneficially own any shares (1) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (2) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 8, 2025. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of October 8, 2025 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each of the shareholders listed below is: P.O. Box 1256, Dallas, Texas 75225.

Beneficial Owner	Common Stock Shares Beneficially Owned		% of Common Stock Shares Beneficially Owned		Voting Shares Beneficially Owned		% of Voting Shares Beneficially Owned (7)
Gerald Easterling	125,910,161	(1)	8.7	% (3)	553,456,907	(4)	23.73%
William Delgado	5,715,719	(2)	*		255,715,719	(5)	10.96%
Tom Untermeyer	5,140,666	(2)	*		255,140,666	(6)	10.94%
Directors and Executive Officers as a Group (three persons)
Total	136,766,546		8.7%		1,064,313,292		45.63%

* Less than 1%

(1)	Consists of (a) 3,456,907 shares of common stock and (b) 122,453,254 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(2)	Consists solely of shares of common stock owned. Of the 5,715,719 shares owned, all but 500,000 are held by Dragon Acquisitions LLC, of which Mr. Delgado is the managing member.

(3)	Solely with regard to Mr. Easterling, the percentage is based on the 1,277,546,746 shares of common stock outstanding plus the 122,453,254 shares of common stock into which the 5 million shares of Series A Preferred Stock is convertible.

(4)	Consists of (a) 3,456,907 shares of common stock, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock held by Mr. Easterling is entitled (60 votes per share), and (c) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Easterling is entitled (1,000 votes per share).

(5)	Consists of (a) 5,715,719 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Delgado is entitled (1,000 votes per share).

(6)	Consists of (a) 5,140,666 shares of common stock and (b) 250 million votes to which the 250,000 shares of Series F Preferred Stock held by Mr. Untermeyer is entitled (1,000 votes per share).

(7)	Each percentage in this column is based on (a) 1,277,546,746 shares of common stock outstanding, (b) 300 million votes to which the 5 million shares of Series A Preferred Stock outstanding is entitled (60 votes per share), (c) 5,143,000 votes to which the 1,571 shares of Series E Preferred Stock outstanding is entitled, and (c) 750 million votes to which the 750,000 shares of Series F Preferred Stock outstanding is entitled (1,000 votes per share).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended March 31, 2025, the Company received $40,000 in proceeds from the issuance of a promissory note with a family members of related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date.

During the year ended March 31, 2024, the Company received $140,000 in proceeds from the issuance of three promissory notes with family members of related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date. The promissory notes were in default as of the date of the filing.

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

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. During the year ended March 31, 2022, the Company paid off $655,750 of the note payable. The outstanding balance was approximately $79,000 and $77,000 as of March 31, 2025 and March 31, 2024, respectively. As March 31, 2025 and March 31, 2024, accrued interest payable was approximately $93,000 and $74,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following tables set forth the fees billed to us for professional services rendered by Turner, Stone & Company for the years ended March 30, 2025 and March 31, 2024:

Services	2025	2024
Audit fees	$66,000	$85,600
Audit related fees	-	12,600
Tax fees	-	-
All other fees	-	31,935
Total fees	$66,000	$130,135

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Audit Related Fees

The audit related fees were paid for the services of issuing consents for our registration statements filed during 2024.

Tax Fees

The taxes fees were paid for tax services provided during the years ended March 30, 2025 and March 31, 2024.

All Other Fees

All other fees were for services provided related to the merger with Yotta Acquisition Corp during 2024.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of NaturalShrimp Incorporated, as amended	10-K	3.1	6/29/2022
3.2	Bylaws of NaturalShrimp Incorporated	S-1	3.2	6/11/2009
3.3	Certificate of Designation of Series A Preferred Stock	8-K	3.1	8/22/2018
3.4	Certificate of Designation of Series B Preferred Stock	10-Q	3.1	11/14/2019
3.5	Certificate of Designation of Series D Preferred Stock	8-K	3.1	12/22/2020
3.6	Certificate of Designation of Series E Preferred Stock	8-K	3.1	4/15/2021
3.7	Certificate of Designation of Series F Preferred Stock	8-K	3.1	3/1/2022
3.8	Certificate of Designation of Series G Preferred Stock	10-K	3.8	7/17/2024
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
4.2	Description of Securities	10-K	4.2	6/29/2022
21.1*	Subsidiaries of the Registrant.	10-K	21.1	6/27/2023
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

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

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2025

By:	/s/ William Delgado
William Delgado
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gerald Easterling	Chief Executive Officer and Chairman of the Board	Date: November 5, 2025
Gerald Easterling	of Directors (Principal Executive Officer)

/s/ William Delgado	Chief Financial Officer, Treasurer and Director	Date: November 5, 2025
William Delgado	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tom Untermeyer	Chief Operating Officer, Chief Technology Officer and Director	Date: November 5, 2025
Tom Untermeyer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2025, MARCH 30, 2025 AND MARCH 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of NaturalShrimp Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NaturalShrimp Incorporated. and subsidiary (collectively, the “Company”) as of March 31, 2025, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern and Liquidation Basis of Accounting

The accompanying consolidated financial statements as of March 30, 2025 have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As such, the Company has presented going concern financial statements as of March 30, 2025 and for the period from April 1, 2024 through March 30, 2025. Furthermore, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company has presented its financial statements (using a convenience date) as of March 31, 2025 under the liquidation basis of accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

●	Going Concern – As discussed in Note 3 to the consolidated financial statements, due to the Company’s significant amount of debt that was in default as of September 30, 2024, Ampleo Turnaround and Restructuring, LLC (“the receiver”) was placed as the receiver over the Company’s assets. Further, the receiver filed a motion to sell substantially all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion to sell the assets was approved by the court on March 30, 2025 and title to the assets was transferred to Streeterville on May 14, 2025. The Company believes that it continued to function as a going concern until the date that the motion to sell its assets was approved by the court on March 30, 2025 at which point liquidation became imminent. As such, the Company has presented going concern financial statements as of March 30, 2025 and for the period from April 1, 2024 through March 30, 2025. Furthermore, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company has presented its financial statements (using a convenience date) as of March 31, 2025 under the liquidation basis of accounting. As such, the financial statements included in the filing also include a Statement of Net Liabilities in liquidation as of March 31, 2025. As there was only a one-day period between the time liquidation became imminent and the end of the reporting period, a Statement of Changes in Net Assets (liabilities) in liquidation has not been presented

/s/BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2025.

Irvine, CA

November 4, 2025

F-1

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION

As of
March 31, 2025
Cash	101,969
Current assets	193,865
Fixed assets and intangibles	35,800,000
Other assets	86,330
Accounts payable and accrued expenses	(6,809,772)
Notes payable and lines of credit	(37,200,851)
Othe liabilities	(962,553)
Net liabilities in liquidation	(8,791,012)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of
March 30, 2025
ASSETS
Current assets
Cash	$101,969
Accounts receivable	1,415
Inventory	31,001
Prepaid expenses	161,449

Total current assets	295,834

Fixed assets, net	11,418,724

Other assets
Patents, net	5,488,500
License Agreement, net	6,982,376
Right of Use asset	65,830
Deposits	20,500

Total other assets	12,557,206

Total assets	$24,271,764

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,861,065
Accrued interest	133,050
Accrued interest - related parties	296,589
Other accrued expenses	1,745,237
Accrued expenses - related parties	1,773,831
Short-term Note and Lines of credit	2,681,013
Notes payable	460,622
Restructured Senior note payable	30,091,495
Restructured August note payable	3,047,309
Notes payable - related parties	920,412
Dividends payable	933,993
Warrant liability	-
Lease Liability, current	28,560

Total current liabilities	44,973,176

Lease Liability, non-current	19,342

Total liabilities	44,992,518

Commitments and contingencies (Note 11)

Series E Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 1,571 and 1,656 shares issued and outstanding at March 30, 2025 and March 31, 2024, respectively	1,886,225

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at March 30, 2025 and March 31, 2024, respectively	43,612,000

Series G Redeemable Convertible Preferred stock, $0.0001 par value, 10,000 shares authorized, 745 and 445 shares issued and outstanding at March 30, 2025 and March 31, 2024, respectively	861,792

Stockholders’ deficit

Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 30, 2025 and March 31, 2024, respectively	500

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 1,277,546,746 and 1,116,482,063 shares issued and outstanding at March 30, 2025 and March 31, 2024, respectively	127,818

Additional paid in capital	127,504,311
Stock to be issued	390,024
Subscription receivable	(56,250)
Accumulated deficit	(195,047,174)
Total stockholders’ deficit	(67,080,771)

Total liabilities, mezzanine and stockholders’ deficit	$24,271,764

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Period Ended
March 30, 2025

Sales	$202,817
Cost of sales	138,890
Net revenue	63,927

Operating expenses:
General and administrative	3,406,189
Facility operations	383,829
Depreciation	1,725,480
Amortization	1,470,000

Total operating expenses	6,985,498

Net loss from operations	(6,921,571)

Other income (expense):
Interest expense	(363,688)
Interest expense - related parties	(41,996)
Amortization of debt discount	-
Change in fair value of warrant liability	24,000
Change in fair value of restructured notes payable	(3,463,804)
Extension fee	-
Gain on termination of lease	-
Gain on sale of machinery and equipment	39,330

Total other income (expense), net	(3,806,158)

Income (loss) before income taxes	(10,727,729)

Provision for income taxes	-

Net loss	(10,727,729)

Less net loss attributable to non-controlling interest	-

Net loss attributable to NaturalShrimp Inc.	(10,727,729)

Accretion on Preferred shares	(180,884)
Dividends	(300,388)

Net loss available for common stockholders	$(11,209,001)

Loss per share (Basic and Diluted)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,236,795,030

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred stock		Common stock		Additional paid in	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	issued	receivable	deficit	deficit

Balance March 31, 2024	5,000,000	$500	1,116,482,063	$111,712	$126,468,749	$390,024	$(56,250)	$(183,791,156)	(56,876,421)

Issuance of common shares under financing agreement			141,064,683	14,106	847,562	-	-	-	861,668
Shares issued upon exchange of Partitioned Note			20,000,000	2,000	188,000	-	-	-	190,000
Accretion of Series E Preferred Shares			-	-	-	-	-	(58,300)	(58,300)
Accretion on Series G Preferred shares			-	-	-	-	-	(171,584)	(171,584)
Dividends payable on Preferred Shares			-	-	-	-	-	(298,405)	(298,405)
Net loss								(10,727,729)	(10,727,729)

Balance March 30, 2025	5,000,000	$500	1,277,546,746	$127,818	$127,504,311	$390,024	$(56,250)	$(195,047,174)	(67,080,771)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Period Ended
March 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,727,729)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,725,480
Amortization expense	1,470,000
Amortization of debt discount	-
Change in fair value of warrant liability	(24,000)
Change in fair value of restructured notes payable	3,463,804
Extension fee	-
Financing costs	7,300
Gain on sale of machinery and equipment	39,330
Shares issued for services	-
Amortization of operating lease right-of-use assets	68,690
Gain on termination of lease	-
Issuance of Series G Preferred Stock for services	-

Changes in operating assets and liabilities:
Accounts receivable	26,035
Inventory	37,509
Prepaid expenses and other current assets	8,199
Deferred offering costs	-
Accounts payable	(603,879)
Other accrued expenses	1,438
Accrued expenses - related parties	657,724
Accrued interest	-
Accrued interest - related parties	41,996
Operating lease liabilities	(85,054)

Cash used in operating activities	(3,893,157)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	-
Cash received for sale of machinery and equipment	117,712

Cash used in investing activities	117,712

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term promissory note and lines of credit	2,661,196
Proceeds from sale of stock	760,693
Proceeds from promissory note, related parties	40,000
Proceeds from sale of Series E Preferred Shares	-
Proceeds from sale of Series G Preferred Shares	300,000

Cash provided by financing activities	3,761,889

NET CHANGE IN CASH	(13,556)

CASH AT BEGINNING OF PERIOD	115,525

CASH AT END OF PERIOD	$101,969

INTEREST PAID	$616

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Construction in process transferred to fixed assets	$-
Shares issued upon conversion of Preferred stock	$-
Shares issued upon exchange of Partitioned Note	$90,000
Dividends on Series E Preferred stock	$-
Dividends in kind issued	$300,388
Shares issued/to be issued, for legal settlement	$-

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

Receivership and Liquidation

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The Company has presented going concern financial statements as of March 30, 2025 and for the period from April 1, 2024 through March 30, 2025. The comparative period has not been presented as the Company does not believe it would be required based on the guidance outlined in ASC 205-30, Liquidation Basis of Accounting. As of March 31, 2025, which is the (convenience) date that the Company’s liquidation became imminent, the Company has presented its financial statements under the liquidation basis of accounting. As such, the Company has presented a consolidated statement of net liabilities in liquidation as of March 31, 2025. As there was only a single day between the time that liquidation became imminent and the end of the reporting period, no consolidated statement of changes in net liabilities in liquidation has been presented.

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

Liquidation Basis of Accounting

In accordance with ASC 205-30, Liquidation Basis of Accounting, the Company will prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when either of the following occurs-i) A plan for liquidation has been approved by the person or persons with the authority to make such a plan effective, and the likelihood is remote that either execution of the plan will be blocked by other parties or the entity will return from liquidation and ii) A plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation.

When using the liquidation basis of accounting, the Company will i) recognize other items that it previously had not recognized but it expects to sell in liquidation or use to settle liabilities ii) accrue costs and income that it expects to incur or earn through the end of its liquidation if and when it has a reasonable basis for estimation iii) measure its assets to reflect the estimated amount of cash or other consideration that it expects to collect in settling or disposing of those assets in carrying out its plan for liquidation and iv) measure its liabilities in accordance with the measurement provision of other topics that it would otherwise apply to those liabilities.

Basic and Diluted Earnings/Loss per Common Share

Basic and diluted earnings or loss per share (“EPS”) amounts in the consolidated financial statements are computed in accordance with Accounting Standards Codification (“ASC”) 260 – 10 “Earnings per Share”, which establishes the requirements for presenting EPS. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income or loss available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted EPS is not presented in periods where the Company recognizes a net loss as it would be considered anti-dilutive. Further, preferred dividends are subtracted from net income (loss) in the period in arriving at net income (loss) available to common stockholders.

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

The Company did not have any Level 1 or Level 2 assets and liabilities as of March 30, 2025 and March 31, 2024.

The warrant liabilities and Restructured notes are considered Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the periods ended March 30, 2025 and March 31, 2024:

Warrant liability

March 30, 2025
Warrant liability balance at beginning of year	$24,000
Change in fair value	(24,000)
Balance at end of year	$-

During the period ended March 30, 2025, the Company’s shares ceased being quoted on the Over the Counter (“OTC”) market and technically had a fair value of $0. As such, the warrants were written down to $0.

Restructured August and Senior Notes Payable

March 30, 2025
Restructured notes payable fair value at beginning of year	$29,760,000
Fair value of Promissory Notes upon Restructuring Agreement	-
Reclass of accrued interest	-
Note partition	(85,000)
Change in fair value	3,463,804
Restructured Notes Payable fair value at end of year	$33,138,804

On November 4, 2022, when the Company entered into a Restructuring Agreement for an Amended and Restated Secured Promissory Note for two of their outstanding debentures, which were accounted for as debt extinguishment, the Company elected to recognize the new debt under ASC 825 fair value option. The fair value is based on the maturity dates, the interest of 12%, the 15% exit fee, the 2% appreciation fee for an estimated period, and a 45% present value factor as of March 30, 2025. In accordance with ASC 825, the Company chose to present the component for the accrued interest in the same line item on the accompanying consolidated balance sheet with the fair value option, and as of April 1, 2023, reclassed the accrued interest to not be presented as a separate line item. The notes were extinguished subsequent to the balance sheet date as part of the liquidation process.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of the restructured debt, as reflected in the consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2025.

Concentration of Credit Risk

The Company maintains cash balances at two financial institutions. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025, the Company’s cash balance did not exceed FDIC coverage. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

On May 19, 2021, the Company entered into a Patents Purchase Agreement (the “Patents Agreement”) with F&T Water Solutions, LLC (“F&T”). The Company and F&T had previously jointly developed and patented a water treatment technology used or useful in growing aquatic species in re-circulating and enclosed environments (the “Patent”) with each party owning a fifty percent (50%) interest. Upon the closing of the Patents Agreement, the Company purchased F&T’s interest in the Patent, F&T’s 100% interest in a second patent associated with the first Patent issued to F&T in March 2018, and all other intellectual property rights owned by F&T for a purchase price of $2,000,000 in cash and issue 9,900,990 shares of the Company’s common stock with a market value of $0.505 per share for a total fair value of $5,000,000, for a total acquisition price of $7,000,000. Amortization expense was $390,000 for the period ended March 30, 2025.

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

For the period ended March 30, 2025, the amortization of the Rights was $1,080,000.

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

Period ended
March 30, 2025

Shrimp sales	$202,817
Technology and equipment services	-
Total revenues	$202,817

Recently Issued Accounting Standards

As the Company is currently reporting under the liquidation basis of accounting, it does not believe that there are any recently issued accounting standards that would be material to its financial statements.

NOTE 3 – LIQUIDATION BASIS OF ACCOUNTING

During September of 2024, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets due to its significant outstanding debt. Subsequently, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion was approved by the court (overseeing the motion) on March 30, 2025 with title to the assets being transferred to the creditor on May 14, 2025. The Company believes that it continued to function as a going concern until the date the motion to sell its assets was approved by the court at which time its liquidation became imminent. As such, in accordance with ASC 205-30, the Company has presented going concern financial statements as of March 30, 2025 and for the period from April 1, 2024 through March 30, 2025. Comparative periods have not been provided as the Company does not believe they would be required under ASC 205-30. Furthermore, in accordance with the ASC subtopic, the Company has also presented a consolidated statement of net liabilities in liquidation using a convenience date of March 31, 2025. The statement of net liabilities in liquidation has been prepared using the liquidation basis of accounting. As there was only one day from the time that our liquidation became imminent and the end of the reporting period, no consolidated statement of changes in net liabilities in liquidation has been presented.

As part of the liquidation, the Company sold its revenue generating fixed assets and intangible assets on May 14, 2025 to two of its creditors (Streeterville and Buckstown) in exchange for the extinguishment of i) the restructured August and Senior notes ($33.1 million) and Buckstown line of credit ($2.7 million). As of the date of this filing, the Company had limited assets available and was therefore uncertain as to the manner by which it expects to settle our remaining outstanding liabilities. Furthermore, we are also uncertain about the expected date by which we expect to complete the liquidation.

Our consolidated statement of net liabilities in liquidation as of March 31, 2025 reflects the following:

●	No additional items were recognized, such as trademarks, that the Company might either sell in liquidation or use to settle its liabilities
●	Liabilities have been recognized in accordance with the recognition provisions of other topics that otherwise would apply to those liabilities
●	The intangible assets and fixed assets have been recognized based on a settlement amount equal to the credit bid of approximately $35,800,000.
●	No additional costs or income expected to be incurred or earned through the end of our liquidation have been accrued as the Company does not believe the amounts to be material

NOTE 4 – FIXED ASSETS

A summary of the fixed assets is as follows:

March 30, 2025
Land	$187,609
Buildings	6,624,549
Machinery and equipment	11,210,985
Autos and trucks	188,415
18,211,558
Accumulated depreciation	(6,792,833)
Fixed assets, net	$11,418,724

The consolidated statements of operations reflect depreciation expense of approximately $1,725,000 for the period ended March 30, 2025. Subsequent to year end, primarily all of the land, buildings and machinery and equipment were transferred to a lender as part of the liquidation process.

NOTE 5 – SHORT-TERM NOTE AND LINES OF CREDIT

The Company has a working capital line of credit with Capital One Bank for $50,000. The line of credit bears an interest rate of prime plus 25.9 basis points, which totaled 34.4% as of March 31, 2025. The line of credit is unsecured. The balance of the line of credit was $9,580 at March 31, 2025.

The Company also has a working capital line of credit with Chase Bank for $25,000. The line of credit bears an interest rate of prime plus 10 basis points, which totaled 18.5% as of March 31, 2025. The line of credit is secured by assets of the Company’s subsidiaries. The balance of the line of credit is $10,237 as of March 31, 2025.

During August of 2024, the Company entered into a line of credit with Bucktown Capital, LLC. The line of credit bears interest at 12%. The balance of the line of credit was $2,661,196 as of March 31, 2025. Subsequent to the balance sheet date the outstanding balance was extinguished as part of the liquidation process.

NOTE 6 – PROMISSORY NOTE

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

April 2023 Promissory Note

On April 21, 2023, the Company entered into a $60,000 promissory note with Yotta Investment LLC (“Yotta Investment”), with no interest to accrue on the principal balance. The promissory note was to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation, (“Merger Agreement”). Upon the termination of the Merger Agreement, the unpaid principal balance of the note, and all other sums payable with regard to this note, became due and payable. The promissory note was still outstanding as of the date of the filing.

May 2023 Promissory Note

On May 17, 2023, the Company entered into an additional $60,000 promissory note with Yotta Investment, with no interest to accrue on the principal balance. The promissory note was to be settled on the date of closing of the business combination contemplated by the Merger Agreement with Yotta Acquisition Corporation. Upon the termination of the Merger Agreement, the unpaid principal balance of the note, and all other sums payable with regard to this note, became due and payable. The promissory note was still outstanding as of the date of the filing.

Ms. Williams Promissory Note

On July 15, 2020, the Company issued a promissory note to Ms. Williams in the amount of $383,604 to settle the amounts that had been recognized per the separation agreement with the late Mr. Bill Williams dated August 15, 2019, for his portion of the related party notes and related accrued interest discussed above, and accrued compensation and allowances. The note bears interest at one percent per annum and calls for monthly payments of $8,000 until the balance is paid in full. During the year ended March 31, 2025, the Company did not make any monthly payments. The balance as of March 31, 2025 was $119,604.

NOTE 7 – RESTRUCTURED NOTE PAYABLES

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

The Restructured August Note was analyzed under ASC 470-50 as to if the change in terms qualified as a modification or an extinguishment of the note . The changes in terms were considered an extinguishment as the present value of the cash flows under the terms of the new debt instrument was evaluated to be a substantial change, as over 10% difference from the present value of the remaining cash flows under the terms of the original instrument. As such, with the removal of the original note and its debt discount and accrued interest as compared to the restructured note with a fair value of approximately $1,933,000, there was a loss in extinguishment of approximately $157,000. As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the August Note was accounted for at fair value until settlement. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the provisions in the August Note were not evaluated as to if they fell under the guidance of embedded derivatives and were required to be bifurcated. The August Note was revalued as of March 31, 2025 and March 30, 2025 at approximately $3,047,309, with a change in fair value of approximately $407,309 in the current year recognized in the accompanying Consolidated Statement of Operations. Subsequent to the balance sheet date the outstanding balance was extinguished as part of the liquidation process.

Senior Note Payable

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

As a result of the extinguishment and at the Company’s election of the fair value option under ASC 825, the Company will account for the Restructured Senior Note at fair value every period end until it is settled. In accordance with ASC 815- 15-25-1(b) a hybrid instrument that is measured at fair value under ASC 825 fair value option each period with changes in fair value reported in earnings as they occur should not be evaluated for embedded derivatives. Therefore, the Company did not evaluate the provisions in the Restructured Senior Note as to whether they fell under the guidance of embedded derivatives and were required to be bifurcated. The Restructured Senior Note was revalued as of March 31, 2025 and March 30, 2025 at approximately $30,091,000, with a change in fair value of approximately $2,971,000 recognized in the Company’s accompanying Consolidated Statement of Operations. Subsequent to the balance sheet date the outstanding balance was extinguished as part of the liquidation process.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2025, the Company had 200,000,000 shares of preferred stock authorized with a par value of $0.0001, respectively. Of this amount, 5,000,000 shares of Series A Preferred Stock are authorized and outstanding, 5,000 shares Series B Preferred Stock are authorized and no shares outstanding; 5,000 shares Series D Preferred Stock are authorized with none outstanding; 10,000 shares Series E Preferred Stock are authorized with 1,571 and 1,670 outstanding, respectively; 750,000 shares Series F Redeemable Convertible Preferred stock are authorized with 750,000 shares outstanding, and 10,000 shares of Series G preferred stock are authorized with 745 outstanding, respectively.

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

During the year ended March 31, 2023, 1,300 shares of Series E Preferred Stock were converted into 14,458,127 shares of common stock. As of March 30, 2025 there were 1,571 shares of Series E Preferred Stock remaining outstanding.

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

For the period ended March 30, 2025, the accretion for the Series E Preferred Stock was $58,300.

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

Series G Preferred Equity Offering

On December 14, 2023, the Company entered into a Securities Purchase Agreement for the sale of 110 shares of Series G Preferred Stock at a price of $1,000 per share of preferred stock, for a total of $110,000. The Purchaser also received an “Equity Incentive”, which was an additional 35 Series G Preferred Stock issued to the Purchaser at the initial closing and deemed to be earned at the time of its issuance. Following the initial closing, the Company and Purchaser shall mutually agree from time to time for the Company to sell and the Purchaser to purchase up to 400 shares of Series G Preferred Stock at a price of $1,000 per share in separate closings . The Series G Preferred Stock will earn a dividend of 8% per annum, for as long as the relevant Preferred Stock has not been redeemed or converted. Dividends are to be paid quarterly, and at the Company’s discretion, in cash or Preferred Stock calculated at the purchase price. On December 19, 2023, the Company received an initial tranche of $110,000 under the SPA, less $13,000 for legal and commission fees. The $77,000 discount was accreted up to the redemption price over the one-year period until redemption.

On January 24, 2024, the Company received a tranche of $100,000 under the SPA for 100 Series G Preferred Stock with a stated value of $120,000, less $3,000 for legal and commission fees. The $23,000 discount was accreted up to the redemption price over the one-year period until redemption.

On February 23, 2024, the Company entered into a consulting agreement in which it was required to issue the consultant a retainer fee to be either $180,000 in cash or $200,000 in shares of the Company’s preferred stock. The Company issued 200 of their Series G, with a stated value of $240,000. The $40,000 discount was accreted up to the redemption price over the one-year period until redemption.

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

During the years ending March 30, 2025, the accretion for the Series G Preferred Stock was approximately $172,000.

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

During the year ended March 30, 2025, the Company sold 141,064,683 shares of common stock at a gross amount of approximately $861,668, at share prices of $0.003 through $0.008, in relation to the Equity Financing Agreement.

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

All of the warrants issued have been recognized as a liability, based on the fact it is not known if there will be sufficient authorized shares to be issued upon settlement. However, the 18,573,116 warrants outstanding as of March 31, 2025 had a fair value of $0 due to the underlying shares limited value.

NOTE 10 – RELATED PARTY TRANSACTIONS

Promissory Note

On July 10 through July 17, 2023, the Company received $140,000 in proceeds from the issuance of three promissory notes with family member related parties. The notes bear interest at 10% and have maturity dates one year from the issuance date. All of the notes were in default as of the date of the filing.

On August 10, 2022, the Company issued a loan agreement for $300,000, with employee and family member related parties, which is to be considered priority debt of the Company. As of this filing, five of the related parties have entered into promissory notes under the loan agreement for $50,000 each, for a total of cash received of $250,000. The notes bear interest at 10% per annum and are due in one year from the issuance date of the notes. The loans were in default as of the date of this filing.

For the year ended March 30, 2025, the interest expense for the related party promissory notes was approximately $42,000.

Bonus Compensation – Related Party

On May 11, 2021, the Company awarded the Chief Financial Officer (“CFO”) a bonus of $300,000. On August 10, 2021, the Board of Directors ratified the bonus payment to the CFO and awarded the President and the CTO compensation bonuses of $300,000 each. As of both March 30, 2025, there was $200,000 outstanding, which were presented in accrued expenses, related parties.

NaturalShrimp Holdings, Inc.

On January 1, 2016 the Company entered into a notes payable agreement with NaturalShrimp Holdings, Inc.(“NSH”), a shareholder. The note payable has no set monthly payment or maturity date with a stated interest rate of 2%. The outstanding balance is approximately $79,000 as of March 30, 2025.

Shareholder Notes

The Company has entered into several working capital notes payable to multiple shareholders of NSH and Bill Williams, a former officer and director, and a shareholder of the Company, for a total of $486,500. The notes are unsecured and bear interest at 8%. These notes had stock issued in lieu of interest and have no set monthly payment or maturity date. The balance of these notes was $356,404 as of March 30, 2025, and is classified as a current liability on the consolidated balance sheets.

Shareholders

Beginning in 2010, the Company started entering into several working capital notes payable with various shareholders of NSH for a total of $290,000 and bearing interest at 8%. The balance of these notes as of March 30, 2025 was $54,647 and is classified as a current liability on the consolidated balance sheets.

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

The components of income tax expense for the year ended March 30, 2025 consisted of the following:

2025
Federal statutory rate	21.0%
State taxes, net of federal benefit	-
Permanent differences	-
Valuation allowance	(21.0)%
Effective rate	0.0%

Significant components of the Company’s deferred tax assets as of March 30, 2025 is summarized below.

2025
Deferred tax assets:
Net operating loss carryforwards	$19,852,823
Other	1,206,000
Total deferred tax asset	21,058,823
Valuation allowance	(21,058,823)
$-

As of March 31, 2025, the Company had approximately $94,527,729 of federal net operating loss carry forwards. The carry forwards beginning in tax years 2018 are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. The Company believes that the issuance of its common stock in exchange for Multiplayer Online Dragon, Inc. on January 30, 2015 resulted in an “ownership change” under the rules and regulations of Section 382. Accordingly, the Company’s ability to utilize their net operating losses generated prior to this date is limited to approximately $282,000 annually.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $2,252,823 in the year ended March 31, 2025.

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

All of the lease agreements were terminated subsequent to the balance sheet date.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

Liquidation Activities

During September of 2024, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets. Further, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $100,000 in cash. The motion was approved on March 30, 2025 with title to the assets being transferred on May 14, 2025. In exchange for the transfer of the assets to certain creditors, which included the Company’s fixed assets and certain intangible assets, the restructured debt ($33.1 million as of March 31, 2025) and Buckstown line of credit ($2.7 million as of March 31, 2025) was extinguished.

