Form 10-Q
period 2025-06-30
NaturalShrimp Inc
filed 2026-02-17
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of February 9, 2026, there were 1,277,546,746 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION

(Liquidation Basis)

	As of
	June 30, 2025	March 31, 2025
	(Unaudited)

Cash	184,967	101,969
Current assets	-	193,865
Fixed assets and intangibles	-	35,800,000
Other assets	-	86,330
Accounts payable and accrued expenses	(6,719,824)	(6,809,772)
Notes payable and lines of credit	(1,179,832)	(37,200,851)
Other liabilities	(933,993)	(962,553)
Net liabilities in liquidation	(8,648,682)	(8,791,012)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

For the Three Months Ended June 30, 2025
Net liabilities in liquidation, March 31, 2025	$(8,791,012)

Changes in assets and liabilities in liquidation:
Cash	82,998
Write-off of assets	(280,195)
Transfer of fixed assets and intangibles to creditor	(35,800,000)
Settlement of accounts payable and accrued expenses	89,948
Extinguishment of notes payable and lines of credit	36,021,019
Extinguishment of other liabilities	28,560
Net changes in liabilities in liquidation	142,330

Net liabilities in liquidation, June 30, 2025	$(8,648,682)

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Going Concern Basis)

(Unaudited)

Three Months Ended June 30, 2024

Sales	$36,618
Cost of sales	34,732
Net revenue	1,886

Operating expenses:
General and administrative	1,104,485
Facility operations	158,535
Depreciation	434,908
Amortization	367,500
Total operating expenses	2,065,428

Net loss from operations	(2,063,542)

Other income (expense):
Interest expense	(3,899)
Interest expense - related parties	(9,750)
Change in fair value of warrant liability	5,000
Change in fair value of restructured notes payable	(720,000)
Extension fee	-
(Loss) gain on sale of machinery and equipment	(10,357)

Total other income (expense), net	(739,006)

Loss before income taxes	(2,802,548)

Provision for income taxes	-

Net loss	(2,802,548)

Accretion on Preferred shares	(48,300)
Dividends	(75,097)

Net loss available for common stockholders	$(2,925,945)

Loss per share (Basic and Diluted)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,167,281,937

The accompanying footnotes are an integral part of these condensed consolidated financial statements

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENT of CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended June 30, 2024

(Going Concern Basis)

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

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(Unaudited)

For Three Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,802,548)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	434,908
Amortization expense	367,500
Change in fair value of warrant liability	(5,000)
Change in fair value of restructured notes payable	720,000
Financing costs	7,300
(Loss) gain on sale of machinery and equipment	10,357
Shares issued for services	-
Amortization of operating lease right-of-use assets	3,732

Changes in operating assets and liabilities:
Accounts receivable	5,285
Inventory	8,158
Prepaid expenses	8,177
Deferred offering costs	-
Accounts payable	189,038
Other accrued expenses	99,079
Accrued expenses - related parties	142,652
Accrued interest - related parties	9,750
Operating lease liabilities	(4,773)

Cash used in operating activities	(806,385)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fixed assets	-
Cash received for sale of machinery and equipment	10,000

Cash provided by (used in) investing activities	10,000

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of notes payable	-
Proceeds from sale of stock	485,838
Proceeds from sale of Series G Preferred Shares	200,000

Cash provided by financing activities	685,838

NET CHANGE IN CASH	(110,547)

CASH AT BEGINNING OF PERIOD	115,525

CASH AT END OF PERIOD	$4,978

INTEREST PAID	$3,899

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued upon conversion of Preferred stock	$-
Shares issued upon exchange of Partitioned Note	$100,000
Dividends on Series E Preferred stock	$-
Dividends in kind issued	$75,097
Shares issued/to be issued, for legal settlement	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2025

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, is a former biotechnology company that was focused on growing Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities.

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

The Motion alleged, among other things, that NaturalShrimp had defaulted under the terms of its loan agreements with the Lenders. The Motion sought the appointment of a Receiver to immediately take control of NaturalShrimp’s assets.

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion sought the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). As the Company’s liquidation became imminent as of March 30, 2025, the Company has presented its financial statements under the liquidation basis of accounting as of both June 30, 2025 and March 31, 2025. To comply with ASC 205-30, Liquidation Basis of Accounting, the Company has presented a condensed consolidated statement of net liabilities in liquidation as of June 30, 2025 and March 31, 2025 and a condensed consolidated statement of changes of net liabilities in liquidation for the three months ended June 30, 2025. In addition, to comply with the financial statement requirements of Article 8 of Regulation S-X, the Company has also presented a condensed consolidated statement of operations, a condensed consolidated statement of changes in shareholders equity and a condensed consolidated statement of cash flows for the three months ended June 30, 2024 under the going concern basis of accounting. The going concern financial statements have been presented separately from the liquidation basis financial statements as the results should not be considered comparable under the two presentation methods. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2025 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on November 5, 2025.

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

Liquidation Basis of Accounting

In accordance with ASC 205-30, Liquidation Basis of Accounting, the Company prepares its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when either of the following occurs-i) A plan for liquidation has been approved by the person or persons with the authority to make such a plan effective, and the likelihood is remote that either execution of the plan will be blocked by other parties or the entity will return from liquidation and ii) A plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, payables and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments in the condensed consolidated balance sheets approximates fair value.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2025 and March 31, 2025.

Recently Issued Accounting Standards

As the Company is currently reporting under the liquidation basis of accounting, it does not believe that there are any recently issued accounting standards that would be material to its financial statements.

NOTE 3 – LIQUIDATION BASIS OF ACCOUNTING

During September of 2024, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets due to its significant outstanding debt. Subsequently, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $0.1 million in cash. The motion was approved by the court (overseeing the motion) on March 30, 2025 with title to the assets being transferred to the creditor on May 14, 2025. The Company believes that it continued to function as a going concern until the date the motion to sell its assets was approved by the court at which time its liquidation became imminent. As such, in accordance with the ASC 205-30, the Company has presented i) a condensed consolidated statement of net liabilities in liquidation as of both June 30, 2025 and March 31, 2025 and ii) a condensed consolidated statement of changes in net liabilities in liquidation for the period ended June 30, 2025. The condensed consolidated statements of net liabilities in liquidation and statement of changes of net liabilities in liquidation have been prepared using the liquidation basis of accounting.

As part of the liquidation, the Company transferred ownership of its revenue generating fixed assets and intangible assets on May 14, 2025 to two of its creditors (Streeterville and Buckstown) in exchange for the extinguishment of i) the restructured August and Senior notes and Buckstown line of credit. As of the date of this filing, the Company had limited assets available and was therefore uncertain as to the manner by which it expects to settle its remaining outstanding liabilities. Furthermore, we are also uncertain about the date by which we expect to complete the liquidation.

Our condensed consolidated statement of net liabilities in liquidation as of June 30, 2025 and March 31, 2025 reflects the following:

●	No additional items were recognized, such as trademarks, that the Company might either sell in liquidation or use to settle its liabilities
●	Liabilities have been recognized in accordance with the recognition provisions of other topics that otherwise would apply to those liabilities. As of June 30, 2025, our remaining liabilities were primarily comprised of accounts payable and accrued expenses to finance and legal service providers, accrued salaries and remaining outstanding debt. Of the $8.7 million in outstanding liabilities as of June 30, 2025 approximately $3.0 million was to related parties.
●	The intangible assets and fixed assets were recognized based on a settlement amount equal to the credit bid of approximately $35,800,000 as of March 31, 2025. As of June 30, 2025, intangible assets and fixed assets were fully de-recognized due to ownership of the assets being transferred to our creditors as of May 14, 2025.
●

No additional costs or income expected to be incurred or earned through the end of our liquidation were accrued as of March 31, 2025 as the Company did not have a reasonable basis for estimation. However, as of June 30, 2025 costs and income expected to be incurred or earned were accrued through December 31, 2025. The amounts accrued subsequent to the balance sheet date were primarily comprised of legal and accounting fees and were not material.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated all events or transactions that occurred after the balance sheet date but before the financial statements were issued. To that extent, the Company noted no material events or transactions to be disclosed.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures, unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this quarterly report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.

Overview

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, is a former biotechnology company that was focused on growing Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities.

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

The Motion alleged, among other things, that NaturalShrimp had defaulted under the terms of its loan agreements with the Lenders. The Motion sought the appointment of a Receiver to immediately take control of NaturalShrimp’s assets to preserve the same.

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion sought the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital, through their designated entities, NaturalShrimp Farms, Inc. (“NV Purchaser”), a Nevada corporation, Iowa Shrimp Holdings, LLC (“IA Purchaser”), an Iowa limited liability company, Texas Shrimp Holdings, LLC (“TX Purchaser” or together with NV Purchaser and IA Purchaser, the “Purchasers”), a Texas limited liability company, for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025.

Liquidity and Capital Resources

The Company had limited liquidity as of June 30, 2025 and is currently working on a plan with its existing creditors on how to settle its remaining outstanding obligations, which were primarily comprised of i) payables to finance and legal service providers ii) accrued salaries and iii) loans and the corresponding accrued interest.

Results of Operations

During the three months ended June 30, 2025, the Company settled its outstanding liabilities to both Streeterville and Buckstown (approximately $36 million as of March 31, 2025) through the transfer of ownership rights to its fixed assets and intangible assets. As of the date of the transfer, i) the outstanding debt to those entities was considered extinguished and ii) the fixed assets and intangible assets were derecognized. The Company had limited other activity during the period.

Critical Accounting Estimates

Liquidation Basis of Accounting

In accordance with ASC 205-30, Liquidation Basis of Accounting, the Company prepares its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when either of the following occurs-i) A plan for liquidation has been approved by the person or persons with the authority to make such a plan effective, and the likelihood is remote that either execution of the plan will be blocked by other parties or the entity will return from liquidation and ii) A plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of June 30, 2025.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of March 31, 2025, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While the company is currently in the process of trying to settle its remaining outstanding debts it was not involved in any legal proceedings as of the date of the filing. Further, the outstanding legal proceeding with Streeterville and Buckstown was considered settled upon the transfer of its assets to those entities in settlement of its outstanding debt.

Item 1A. Risk Factors

As a smaller reporting Company (“SRC”) we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

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

NATURALSHRIMP INCORPORATED

By:	/s/ Gerald Easterling
Gerald Easterling
Chief Executive Officer
(Principal Executive Officer)
Date:	February 17, 2026

By:	/s/ William Delgado
William Delgado
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 17, 2026

