Form 10-Q
period 2025-12-31
NaturalShrimp Inc
filed 2026-06-26
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

As of June 17, 2026, there were 1,277,546,746 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION

(Liquidation Basis)

	As of
	December 31, 2025	March 31, 2025
	(Unaudited)

Cash	$12,239	$101,969
Current assets	-	193,865
Fixed assets and intangibles	-	35,800,000
Other assets	-	86,330
Accounts payable and accrued expenses	(6,811,919)	(6,809,772)
Notes payable and lines of credit	(1,179,832)	(37,200,851)
Other liabilities	(933,993)	(962,553)
Net liabilities in liquidation	$(8,913,505)	$(8,791,012)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

For the Nine Months Ended December 31, 2025
Net liabilities in liquidation, March 31, 2025	$(8,791,012)

Changes in assets and liabilities in liquidation:
Cash	(89,730)
Write-off of assets	(280,195)
Transfer of fixed assets and intangibles to creditor	(35,800,000)
Settlement of accounts payable and accrued expenses	(2,147)
Extinguishment of notes payable and lines of credit	36,021,019
Extinguishment of other liabilities	28,560
Net changes in liabilities in liquidation	(122,493)

Net liabilities in liquidation, December 31, 2025	$(8,913,505)

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Going Concern Basis)

(Unaudited )

For the Nine Months Ended
December 31, 2024

Sales	$163,492
Cost of sales	117,711
Net revenue	45,781

Operating expenses:
General and administrative	2,890,238
Depreciation and amortization	2,397,789

Total operating expenses	5,288,027

Net loss from operations	(5,242,246)

Other income (expense):
Interest expense	(355,039)
Interest expense - related parties	(31,246)
Change in fair value of warrant liability	24,000
Change in fair value of restructured notes	(720,000)
Gain on sale of machinery and equipment	39,330

Total other income (expense), net	(1,042,955)

Income (loss) before income taxes	(6,285,201)

Provision for income taxes	-

Net loss	(6,285,201)

Accretion on Preferred shares	(139,092)
Dividends	(223,969)

Net loss available for common stockholders	(6,648,262)

Loss per share (basic and diluted)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,120,423,669

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the nine months ended December 31, 2024

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

NATURALSHRIMP INCORPORATED

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(Unaudited)

For Years Ended
December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,285,201)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	1,295,289
Amortization expense	1,102,500
Change in fair value of warrant liability	(24,000)
Change in fair value of restructured notes payable	720,000
Financing costs	7,300
Gain on sale of machinery and equipment	39,330
Amortization of operating lease right-of-use assets	68,690

Changes in operating assets and liabilities:
Accounts receivable	(16,603)
Inventory	34,399
Prepaid expenses and other current assets	6,928
Accounts payable	478,407
Other accrued expenses	3,021
Accrued expenses - related parties	486,033
Accrued interest	18,409
Accrued interest - related parties	31,246
Operating lease liabilities	(77,781)

Cash used in operating activities	(2,112,033)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received for sale of machinery and equipment	117,712

Cash provided by investing activities	117,712

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term promissory note and lines of credit	799,084
Proceeds from sale of stock	760,693
Proceeds from promissory note, related parties	40,000
Proceeds from sale of Series G Preferred Shares	300,000

Cash provided by financing activities	1,899,777

NET CHANGE IN CASH	(94,544)

CASH AT BEGINNING OF PERIOD	115,525

CASH AT END OF PERIOD	$20,981

INTEREST PAID	$616

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issues upon exchange of Partitioned Note	90,000
Dividends in kind issued	$223,969

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025

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

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company will transition its operations toward the commercialization of aquaculture and water treatment technologies; and

●	Certain governance and control rights have been transferred pursuant to the Agreement, although the Agreement had not been fully consummated as of the date of this filing

●	Hydrenesis will grant the Company a perpetual license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1,034,112 will be converted into equity at Closing;

●	The Company has approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). As the Company’s liquidation became imminent as of March 30, 2025, the Company has presented its financial statements under the liquidation basis of accounting as of both December 31, 2025 and March 31, 2025. To comply with ASC 205-30, Liquidation Basis of Accounting, the Company has presented a condensed consolidated statement of net liabilities in liquidation as of December 31, 2025 and March 31, 2025 and a condensed consolidated statement of changes of net liabilities in liquidation for the nine months ended December 31, 2025. In addition, to comply with the financial statement requirements of Article 8 of Regulation S-X, the Company has also presented a condensed consolidated statement of operations, a condensed consolidated statement of changes in shareholders equity and a condensed consolidated statement of cash flows for the nine months ended December 31, 2024 under the going concern basis of accounting. The going concern financial statements have been presented separately from the liquidation basis financial statements as the results should not be considered comparable under the two presentation methods. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 5, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2025 and March 31, 2025.

Recently Issued Accounting Standards

As the Company is currently reporting under the liquidation basis of accounting, it does not believe that there are any recently issued accounting standards that would be material to its financial statements.

NOTE 3 – LIQUIDATION BASIS OF ACCOUNTING

During September of 2024, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets due to its significant outstanding debt. Subsequently, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $0.1 million in cash. The motion was approved by the court (overseeing the motion) on March 30, 2025 with title to the assets being transferred to the creditor on May 14, 2025. The Company believes that it continued to function as a going concern until the date the motion to sell its assets was approved by the court at which time its liquidation became imminent. As such, in accordance with the ASC 205-30, the Company has presented i) a condensed consolidated statement of net liabilities in liquidation as of both December 31, 2025 and March 31, 2025 and ii) a condensed consolidated statement of changes in net liabilities in liquidation for the nine months ended December 31, 2025. The condensed consolidated statements of net liabilities in liquidation and statement of changes of net liabilities in liquidation have been prepared using the liquidation basis of accounting.

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

Our condensed consolidated statement of net liabilities in liquidation as of December 31, 2025 and March 31, 2025 reflects the following:

●	No additional items were recognized, such as trademarks, that the Company might either sell in liquidation or use to settle its liabilities
●	Liabilities have been recognized in accordance with the recognition provisions of other topics that otherwise would apply to those liabilities. As of December 31, 2025, our remaining liabilities were primarily comprised of i) accounts payable and accrued expenses to finance and legal service providers and ii) remaining outstanding debt. Of the approximately $8.9 million in outstanding liabilities as of December 31, 2025 approximately $3.0 million was to related parties
●	As of March 31, 2025, the intangible assets and fixed assets were recognized based on a settlement amount equal to the credit bid of approximately $35,800,000. As of December 31, 2025, intangible assets and fixed assets were fully de-recognized due to ownership of the assets being transferred to our creditors as of May 14, 2025.
●	No additional costs expected to be incurred through the end of our liquidation were accrued as of December 31, 2025 as there has been limited activity subsequent to the balance sheet date. We do not expect to earn any additional income through the end of the liquidation period.

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

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company will transition its operations toward the commercialization of aquaculture and water treatment technologies; and

●	Certain governance and control rights have been transferred pursuant to the Agreement, although the Agreement had not been fully consummated as of the date of this filing

●	Hydrenesis will grant the Company a perpetual license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1,034,112 will be converted into equity at Closing;

●	The Company has approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

The agreement with Hydrenesis was not yet consummated as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to NaturalShrimp Incorporated and its wholly-owned subsidiaries.

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

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company will transition its operations toward the commercialization of aquaculture and water treatment technologies; and

●	Certain governance and control rights have been transferred pursuant to the Agreement, although the Agreement had not been fully consummated as of the date of this filing.

●	Hydrenesis will grant the Company a perpetual license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1,034,112 will be converted into equity at Closing;

●	The Company has approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

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

Liquidity and Capital Resources

The Company had limited liquidity as of December 31, 2025 and is currently working on a plan with its existing creditors on how to settle its remaining outstanding balances, which were primarily comprised of i) payables to finance and legal service providers and ii) loans and the corresponding accrued interest.

Results of Operations

During the nine months ended December 31, 2025, the Company settled its outstanding liabilities to both Streeterville and Buckstown (approximately $36 million as of March 31, 2025) through the transfer of ownership rights to its fixed assets and intangible assets. As of the date of the transfer, i) the outstanding debt to those entities was considered extinguished and ii) the fixed assets and intangible assets were derecognized. The Company had limited other activity during the period, as reflected in the Statement of Change in Net Assets.

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

Based upon that evaluation , our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

NATURALSHRIMP INCORPORATED

By:	/s/ David Antelo
David Antelo
Chief Executive Officer and Interim Chief Financial Officer
Date:	June 26, 2026

