Form 10-K
period 2026-03-31
NaturalShrimp Inc
filed 2026-07-22
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2026

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

1200 N Federal Highway, Suite 200, Boca Raton, FL, 33432

(Address of principal executive offices) (Zip Code)

(561) 716-0684

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

The number of shares outstanding of the registrant’s common stock as of July 5, 2026 was 1,277,546,746.

FORWARD-LOOKING STATEMENTS

The information contained in this report should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this report, including those in the sections of this report entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, us as of the date hereof, as well as estimates and assumptions made by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to our business, industry, and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ materially from those anticipated, believed, estimated, expected, intended, or planned.

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

PART I

ITEM 1. BUSINESS

Corporate History

The Company was incorporated in the State of Nevada on July 3, 2008 under the name “Multiplayer Online Dragon, Inc.” On January 30, 2015, we acquired substantially all of the assets of NaturalShrimp Holdings, Inc. (“NSH”), which had developed proprietary technology to grow and sell shrimp. As a result of the transaction, we changed our principal business to a global shrimp farming company and changed our name to “NaturalShrimp Incorporated” in 2015.

Receivership

On September 4, 2024, Streeterville Capital, LLC, a Utah limited liability company, and Buckstown Capital, LLC, a Utah limited liability company (collectively, “Lenders”), filed a Verified Emergency Motion for Appointment of Receiver (the “Motion”) under Civil Case No. 240907138, in the District Court of Salt Lake County, Utah, against NaturalShrimp, Inc. (“NaturalShrimp”).

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion sought the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements in exchange for the extinguishment of its outstanding debt to both Streeterville and Buckstown Capital. As of the date of the ownership transfer, the Company ceased its business operations.

Perpetual License Agreement

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company agreed to transition its operations toward the commercialization of aquaculture and water treatment technologies; and

●	Governance and control of the Company transferred in accordance with the Agreement.

●	Hydrenesis will grant the Company a perpetual license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1,034,112 will be converted into equity;

●	The Company approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State and

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

While governance and control of the Company transferred as of the date of the initial agreement, the grant of the perpetual license rights and the related preferred share consideration was not consummated until June 25, 2026. Refer to our Form 8-K/A filed on July XX, 2026 for additional information.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Management of material risks from cybersecurity threats is integrated into the Company’s overall risk management processes and is monitored as an enterprise risk. Due to our limited operations, the Company does not currently engage with any assessors, consultants, auditors or other third parties as part of this process.

During our fiscal year ended March 31, 2023, the email of one of our former executive officers was hacked by an unknown third party. Utilizing the hacked email of the former executive officer, the unknown third party requested a $100,000 payment from one of our investors. In response to the email, the investor wired the $100,000 payment to a bank account provided in the email. The investor funds were not recovered, and the Company was required to make certain restitution to the investor via the issuance of common shares.

Governance

While the board of directors does not have any formal oversight of risks from cybersecurity threats, it is important to note that Mr. Antelo is currently our sole director, chief executive officer and chief financial officer. As such, Mr. Antelo is responsible for monitoring and addressing cybersecurity risks as they become known to the Company.

ITEM 2. PROPERTIES

Not applicable

ITEM 3. LEGAL PROCEEDINGS

Not applicable

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

Transfer Agent

Our transfer agent is TranShare Corporation, 15500 Roosevelt Blvd, Suite 302, Clearwater, FL 33760. Their telephone number is (303) 662-1112.

Holders of Common Stock

As of July 5, 2026, there were approximately 520 shareholders of record of our common stock. As of such date, 1,277,546,746 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we have any intention to do so in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of March 31, 2026.

Recent Sales of Unregistered Securities

In conjunction with the Intellectual Property agreement entered into by the Company on March 17, 2026 (and consummated on June 25, 2026), we issued 2,450,000 warrants to former employees in consideration for advisory services to be provided by those individuals over a three year period. The warrants have a term of three years, an exercise price of $0.00125, and are not currently exercisable.

Issuer Purchases of Equity Securities

During the fiscal year ended March 31, 2026, we did not repurchase any of our equity securities.

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

Corporate History

The Company was incorporated in the State of Nevada on July 3, 2008 under the name “Multiplayer Online Dragon, Inc.” On January 30, 2015, we acquired substantially all of the assets of NaturalShrimp Holdings, Inc. (“NSH”), which had developed proprietary technology to grow and sell shrimp. As a result of the transaction, we changed our principal business to a global shrimp farming company and changed our name to “NaturalShrimp Incorporated” in 2015.

Receivership

On September 4, 2024, Streeterville Capital, LLC, a Utah limited liability company, and Buckstown Capital, LLC, a Utah limited liability company (collectively, “Lenders”), filed a Verified Emergency Motion for Appointment of Receiver (the “Motion”) under Civil Case No. 240907138, in the District Court of Salt Lake County, Utah, against NaturalShrimp, Inc. (“NaturalShrimp”).

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

On February 11, 2025, the Receiver filed a Motion for Approval to Sell Substantially all of the Receivership Entities’ Assets to Streeterville Captial, LLC and Bucktown Captial, LLC (or Their Designees) or Any Other Party With a Higher and Better Offer Free and Clear of All Liens, Interests, Claims, and Encumbrances (the “Sale Motion”) in the Receivership Case. The Sale Motion sought the Utah State Court’s approval for the Receiver to sell substantially all of the Receivership Entities’ assets free and clear of all liens, interests, claims, and encumbrances to Streeterville and Bucktown Capital for a roughly $35,703,789.87 credit bid (based on a secured and administrative claim basis) and $100,000 cash, pursuant to the terms and conditions set forth in that certain Asset Purchase Agreement (“APA”) between Trustee and Purchasers. The order to sell the assets was approved on March 30, 2025 and the title to the assets was transferred to the lenders on May 14, 2025. As part of the sale, the Company transferred its ownership rights to its fixed assets, patents and license agreements in exchange for the extinguishment of its outstanding debt to both Streeterville and Buckstown Capital. As of the date of the ownership transfer, the Company ceased all of its business operations.

Perpetual License Agreement

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company will transition its operations toward the commercialization of aquaculture and water treatment technologies; and

●	Governance and control of the Company transferred (as of the agreement date) in accordance with the Agreement.

●	Hydrenesis will grant the Company a perpetual license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1,034,112 will be converted into equity;

●	The Company approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

While governance and control of the Company transferred as of the date of the initial agreement, the grant of the perpetual license rights and the related preferred share consideration was not consummated until June 25, 2026. Refer to our Form 8-K/A filed on July XX, 2026 for additional information.

Liquidity and Capital Resources

The Company is currently working on a plan with its existing creditors on how to settle its remaining outstanding balances, which were primarily comprised of i) payables to finance and legal service providers ii) accrued compensation to former employees and ii) related party and third party loans (including the corresponding accrued interest). As discussed in our Form 8-K filed with the Securities and Exchange Commission on March 30, 2026, the Company intends to seek the exchange of certain existing liabilities and obligations into newly authorized preferred shares.

Results of Operations

During the year ended March 31, 2026, the Company settled its outstanding liabilities to both Streeterville and Buckstown (approximately $36 million as of March 31, 2025) through the transfer of ownership rights to its fixed assets and intangible assets. As of the date of the transfer, i) the outstanding debt to those entities was considered extinguished and ii) the fixed assets and intangible assets were derecognized. The Company had limited other activity during the period, as reflected in the Statement of Change in Net Assets.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2026 was not effective. Management realized that there were deficiencies in the design or operation of our internal control over financial reporting that adversely affected it and that management considers to be material weaknesses. Such material weaknesses in our internal control over financial reporting have not been remedied.

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

The remediation actions planned include:

●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●	Establish an independent board of directors and an audit committee (which the company intends to evaluate as the transition plan, financing needs, and operating activities develop) to provide oversight for remediation efforts and ongoing guidance regarding accounting, financial reporting, overall risks and the internal control environment;
●	Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties; and
●	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were  no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 31, 2026, David Antelo was the Company’s i) chief executive officer ii) chief financial officer and iii) sole Director.

Biographies

David Antelo – Chief Executive Officer, Chief Financial Officer and Sole Director

David Antelo has served as a founder, executive, and operator in the water technology and aquaculture sectors for over a decade. From 2018 through the present, he has been actively leading and developing Hydrenesis, a company focused on advancing proprietary technologies for water treatment, aquaculture systems, and environmental remediation.

During the past five years, Mr. Antelo has been responsible for structuring and executing the commercialization strategy for Hydrenesis technologies, including electrocoagulation-based treatment systems and hydrogen-based water treatment applications. His role has included negotiating and structuring licensing agreements, overseeing intellectual property positioning, and identifying market applications across aquaculture, agriculture, and industrial wastewater sectors.

Mr. Antelo is also the founder of HydrEvolve Inc., a U.S.-based company focused on the development of decentralized water purification systems for disaster relief, off-grid communities, and industrial applications. His responsibilities include product strategy, commercialization planning, and coordination of engineering and prototype development. HydrEvolve Inc. is not a parent or subsidiary of the registrant but is an affiliated entity under common control.

Mr. Antelo has also led capital formation efforts, strategic partnerships, and product development initiatives tied to these technologies. His work has included coordinating engineering development, guiding prototype deployment, and aligning technical capabilities with commercial opportunities.

In addition, Mr. Antelo spent approximately 17 years as an investment advisor, where he was responsible for advising clients on capital allocation, financial planning, and investment strategies. This experience provides a foundation in capital markets, investor relations, and financial structuring, which is directly applicable to the management and oversight of a publicly traded company.

Family Relationships

Not applicable

Involvement in Certain Legal Proceedings

Not applicable

Meetings of the Board; Committees

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our sole director performs the functions of audit, nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. Instead, our sole director acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, as we have not yet created an audit committee of the Board of Directors.

Nominations to the Board of Directors

The Company currently only has a single director and may evaluate the addition of qualified directors as its transition plan, financing needs, and operating activities develop.

Director Nominations

As of March 31, 2026, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

David Antelo currently serves as our Chief Executive Officer, Chief Financial Officer and sole director. We have determined that our leadership structure was appropriate for the Company due to our small size and limited operations and resources. Mr. Antelo will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in our risk oversight function.

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

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended March 31, 2026 and March 31, 2025 by our current principal executive officer and each of the other two highest paid executives whose total compensation exceeded $100,000 during those years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		All Other Compensation	Total
Gerald Easterling,	2026	$-	$-		$-	$-	$-
Chairman of the Board, President and CEO (1)	2025	$180,000	-		-	$14,385	$194,385

William Delgado,	2026	$-	$-		$-	$-	$-
CFO (2)	2025	$160,000	$-		$-	$9,132	$169,132

Tom Untermeyer,	2026	$-	$-		$-	$-	$-
COO, CTO (3)	2025	$160,000	$-	$		$8,910	$168,910

David Antelo,	2026	$-	$-		$-	$-	$-
CEO, CFO and Director(4)

(1)	Mr. Easterling resigned from his roles as Chief Executive Officer and Director effective March 17, 2026. The Company still owes Mr. Easterling accrued compensation the amount of which is currently under discussion with the former employee.

(2)	Mr. Delgado resigned from his role as Chief Financial Officer effective March 17, 2026. The Company still owed Mr. Delgado accrued compensation the amount of which is currently under discussion with the former employee.

(3)

Mr. Untermeyer resigned from his roles as Chief Operating Officer and Chief Technology Officer effective March 17, 2026. The Company still owed Mr. Delgado accrued compensation the amount of which is currently under discussion with the former employee.

(4)	Mr. Antelo joined the Company on March 17 2026 and did not receive any compensation for his services provided during the fiscal year ended March 31, 2026.

Employment Agreements

Gerald Easterling

As of April 1, 2015, the Company entered into an employment agreement with Gerald Easterling as the Company’s President, as amended pursuant to an amendment thereto dated as of May 21, 2021. The agreement as amended provides for an annual base salary of $180,000 and that Mr. Easterling may also receive one or more bonuses at such times and in such amounts as determined in the sole discretion of the Company’s Board of Directors. Mr. Easterling is also entitled to certain benefits including health insurance, reimbursement of cell phone costs, and a monthly $500 car allowance. As noted in the table above, Mr. Easterling resigned from the Company effective March 17, 2026.

Tom Untermeyer

As of November 1, 2017, the Company entered into an employment agreement with Tom Untermeyer as its Chief Technology Officer, as amended pursuant to an amendment thereto dated as of May 21, 2021. The agreement as amended provides for an annual base salary of $160,000 and that Mr. Untermeyer may also receive one or more bonuses at such times and in such amounts as determined in the sole discretion of the Company’s Board of Directors. As noted in the table above, Mr. Untermyer resigned from the Company effective March 17, 2026.

William Delgado

As of May 1, 2021, the Company entered into an employment agreement with William Delgado as its Chief Financial Officer. The agreement provides for an annual base salary of $160,000 and that Mr. Delgado may also receive one or more bonuses at such times and in such amounts as determined in the sole discretion of our Board of Directors. As noted in the table above, Mr. Delgado resigned from the Company effective March 17, 2026.

David Antelo

As of May 20, 2026, the Company entered into a consulting agreement with Mr. Antelo to provide services as its Chief Executive Officer, Chief Financial Officer and sole director. The agreement provides for a bi-weekly consulting fee of $5,000 and does not currently include any additional employee benefits.

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

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None of NaturalShrimp’s executive officers held any unexercised options to purchase stock of NaturalShrimp, unvested shares of NaturalShrimp common or preferred stock, or outstanding equity incentive plan awards at March 31, 2026.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding our shares of common stock and our voting shares beneficially owned as of July 5, 2026 and is based on 1,277,546,746 shares of common stock issued and outstanding for each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock and voting shares and each named executive officer and director. A person is considered to beneficially own any shares (1) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (2) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 5, 2026. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of July 5, 2026 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated, the address of each of the shareholders listed below is: 1200 N Federal Highway, Suite 200, Boca Raton, FL, 33432.

Security Ownership of Certain Beneficial Owners

There were no beneficial owners who owned more than 5% of our outstanding shares of common stock and voting shares.

Securities Ownership of Management

As of the most recent practicable date, Mr. David Antelo was the sole executive officer and director of the Company. Mr. Antelo did not beneficially own any shares as of the date of this report, before giving effect to the proposed preferred share issuances described elsewhere herein.

Change in Control

On March 17, 2026, a change in control of the Company occurred as a result of the execution of the agreement outlined in our Form 8-K filed with the Securities and Exchange Commission on March 30, 2026. The change in control was as a result of i) the execution of the agreement ii) the governance provisions contained therein granting contractual control over board composition and executive authority, and (iii) the appointment of David Antelo as Chief Executive Officer, Chief Financial Officer and sole director of the Company; however, the related preferred share issuances and legacy security restructurings was not consummated   until June 25, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended March 31, 2025, the Company received $40,000 in proceeds from the issuance of a promissory note with a related party. The notes bear interest at 10% and is currently in default.

In March 2026, the Company entered into the Intellectual Property and Management Transition Agreement with Hydrenesis, Inc. and David Antelo, a related party, which includes a proposed perpetual license and the proposed conversion of approximately $1,034,112 owed to Hydrenesis into equity.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following tables set forth the fees billed to us for professional services for the years ended March 31, 2026 and March 31, 2025:

Services	2026	2025
Audit fees	$51,000	$66,600
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,000	$66,000

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Audit Related Fees

n/a

Tax Fees

n/a

All Other Fees

n/a

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of NaturalShrimp Incorporated, as amended	10-K	3.1	6/29/2022
3.2	Bylaws of NaturalShrimp Incorporated	S-1	3.2	6/11/2009
4.1	Specimen Common Stock Certificate	S-1	4.1	6/11/2009
4.2	Description of Securities	10-K	4.2	6/29/2022
10.1*	Amended Intellectual Property Transfer and Management Transition Agreement
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document

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

NATURALSHRIMP INCORPORATED

By:	/s/ David Antelo
David Antelo
Chief Executive Officer and Chief Financial Officer

Date:	July 22, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ David Antelo	Chief Executive Officer and Interim Chief Financial Officer	Date: July 22, 2026
David Antelo

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATURALSHRIMP INCORPORATED

FINANCIAL STATEMENTS AS OF MARCH 31, 2026 AND MARCH 31, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of NaturalShrimp Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of net liabilities in liquidation of NaturalShrimp Incorporated and subsidiary (collectively, the “Company”) as of March 31, 2026 and 2025, the related consolidated statement of changes in net liabilities in liquidation for the year ended March 31, 2026, and the related notes (collectively referred to as the “liquidation basis financial statements”). We have also audited the accompanying consolidated statement of operations, consolidated statement of changes in stockholders’ equity (deficit), and consolidated statement of cash flows of the Company for the year ended March 30, 2025, prepared on the going concern basis of accounting, and the related notes (collectively referred to as the “going concern basis financial statements”, and together with the liquidation basis financial statements, the “financial statements”).

In our opinion, (i) the liquidation basis financial statements present fairly, in all material respects, the net liabilities in liquidation of the Company as of March 31, 2026 and 2025, and the changes in its net liabilities in liquidation for the year ended March 31, 2026, on the basis of accounting described in Note 3 to the financial statements; and (ii) the going concern basis financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended March 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis of Presentation – Liquidation Basis of Accounting

As discussed in Note 3 to the financial statements, the Company believes it continued to function as a going concern until March 30, 2025, the date on which the court approved the receiver’s motion to sell substantially all of the Company’s assets, at which point liquidation became imminent. Accordingly, in accordance with ASC 205-30, Liquidation Basis of Accounting, the Company has presented its financial statements as of March 31, 2026 and 2025, and for the year ended March 31, 2026, under the liquidation basis of accounting. Because the going concern basis results of operations for the year ended March 31, 2025 are not comparable to amounts presented under the liquidation basis of accounting, and to comply with the financial statement requirements of Article 8 of Regulation S-X, the Company has separately presented its consolidated statement of operations, consolidated statement of changes in stockholders’ equity (deficit), and consolidated statement of cash flows for the year ended March 31, 2025 on the going concern basis of accounting. These going concern basis financial statements should not be read together with, or considered comparable to, the liquidation basis financial statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in Notes to the financial statements, in March 2026 the Company entered into an Intellectual Property and Management Transition Agreement with Hydrenesis, Inc. and a related party, which includes a proposed perpetual license and the proposed conversion of approximately $1,034,112 owed to Hydrenesis into equity. As of the date of this report, the related license rights, preferred share issuances, creditor restructuring, and other closing matters contemplated by this agreement had not yet been fully consummated. As a result, significant uncertainty exists regarding the manner and amount by which the Company will ultimately settle its approximately $8.9 million of remaining net liabilities in liquidation as of March 31, 2026, of which approximately $3.0 million is owed to related parties.

/s/ BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2025.

Irvine, CA

July 20, 2026

NATURALSHRIMP INCORPORATED

STATEMENT OF NET LIABILITIES IN LIQUIDATION

	As of March 31,
	2026	2025
Cash	$9,851	$101,969
Current assets	-	193,865
Fixed assets and intangibles	-	35,800,000
Other assets	-	86,330
Accounts payable and accrued expenses	(6,888,615)	(6,809,772)
Notes payable and lines of credit	(1,179,832)	(37,200,851)
Other liabilities	(933,993)	(962,553)
Net liabilities in liquidation	$(8,992,589)	$(8,791,012)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

STATEMENT OF CHANGES OF NET LIABILITIES IN LIQUIDATION

For the Year Ended
Ended March 31, 2026
Net liabilities in liquidation, March 31, 2025	$(8,791,012)

Changes in assets and liabilities in liquidation:
Cash	(92,118)
Write-off of assets	(280,195)
Transfer of fixed assets and intangibles to creditor	(35,800,000)
Increase to accounts payable and accrued expenses	(78,843)
Extinguishment of notes payable and lines of credit	36,021,019
Extinguishment of other liabilities	28,560
Net changes in liabilities in liquidation	(201,577)
Changes in net assets in liquidation resulting from settlement of assets and liabilities:

Net liabilities in liquidation, March 31, 2026	$(8,992,589)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(GOING CONCERN BASIS)

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

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(GOING CONCERN BASIS)

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

CONSOLIDATED STATEMENT OF CASH FLOWS

(GOING CONCERN BASIS)

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

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Nature of the Historical Business

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, was a biotechnology company that developed a proprietary technology that allowed it to grow Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities.

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

Pending Intellectual Property Agreement

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

● The Company will transition its operations toward the commercialization of aquaculture and water treatment technologies; and

● Certain governance and control rights were transferred pursuant to the Agreement

● Hydrenesis will grant the Company a perpetual license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

● The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1,034,112 will be converted into equity at Closing;

● The Company approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

● Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

The Hydrenesis transaction was consummated on June 25, 2026; however, the related preferred share issuances, creditor restructuring, and accounting recognition of the license rights remained subject to completion as of the date of this filing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). As the Company’s liquidation became imminent as of March 30, 2025, the Company has presented its financial statements under the liquidation basis of accounting as of both March 31, 2026 and March 31, 2025. To comply with ASC 205-30, Liquidation Basis of Accounting, the Company has presented a consolidated statement of net liabilities in liquidation as of March 31, 2026 and March 31, 2025 and a consolidated statement of changes of net liabilities in liquidation for the year ended March 31, 2026. In addition, to comply with the financial statement requirements of Article 8 of Regulation S-X, the Company has also presented a consolidated statement of operations, a consolidated statement of changes in shareholders equity and a consolidated statement of cash flows for the year ended March 31, 2025 under the going concern basis of accounting. The going concern financial statements have been presented separately from the liquidation basis financial statements as the results should not be considered comparable under the two presentation methods.

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

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2026.

Recently Issued Accounting Standards

As the Company is currently reporting under the liquidation basis of accounting, it does not believe that there are any recently issued accounting standards that would be material to its financial statements.

NOTE 3 – LIQUIDATION BASIS OF ACCOUNTING

During September of 2024, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets due to its significant outstanding debt. Subsequently, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $0.1 million in cash. The motion was approved by the court (overseeing the motion) on March 30, 2025 with title to the assets being transferred to the creditor on May 14, 2025. The Company believes that it continued to function as a going concern until the date the motion to sell its assets was approved by the court at which time its liquidation became imminent. Further, while the Company entered into an intellectual property and management agreement during March of 2026, the related license rights, preferred share issuances, creditor restructuring, and other closing matters had not yet been consummated as of the balance sheet date. As such, in accordance with ASC 205-30, the Company has presented i) a consolidated statement of net liabilities in liquidation as of both March 31, 2026 and March 31, 2025 and ii) a consolidated statement of changes in net liabilities in liquidation for the year ended March 31, 2026. The consolidated statements of net liabilities in liquidation and statement of changes of net liabilities in liquidation have been prepared using the liquidation basis of accounting.

As part of the liquidation, the Company transferred ownership of its revenue generating fixed assets and intangible assets on May 14, 2025 to two of its creditors (Streeterville and Buckstown) in exchange for the extinguishment of i) the restructured August and Senior notes and Buckstown line of credit. As of the date of this filing, the Company had limited assets available and was therefore uncertain as to the manner by which it expects to settle its remaining outstanding liabilities. However, in accordance with the intellectual property agreement, the Company hopes to settle its remaining outstanding liabilities in exchange for the issuance of newly authorized preferred shares.

Our consolidated statement of net liabilities in liquidation as of March 31, 2026 and March 31, 2025 reflects the following:

●	No additional items were recognized, such as trademarks, that the Company might either sell in liquidation or use to settle its liabilities
●	Liabilities have been recognized in accordance with the recognition provisions of other topics that otherwise would apply to those liabilities. As of March 31, 2026, our remaining liabilities were primarily comprised of i) accounts payable and accrued expenses to finance and legal service providers and former employees and ii) outstanding debt. Of the approximately $8.9 million in outstanding liabilities as of March 31, 2026 approximately $3.0 million was to related parties and was comprised of i) accrued salaries and ii) outstanding loans (including accrued interest).
●	As of March 31, 2025, the intangible assets and fixed assets were recognized based on a settlement amount equal to the credit bid of approximately $35,800,000. As of March 31, 2026, intangible assets and fixed assets were fully de-recognized due to ownership of the assets being transferred to our creditors as of May 14, 2025.
●	No additional costs expected to be incurred through the end of our liquidation were accrued as of March 31, 2026 as there has been limited activity subsequent to the balance sheet date. We do not expect to earn any additional income through the end of the liquidation period.

NOTE 4 STOCK BASED COMPENSATION

On March 17, 2026 the Company entered into advisory agreements with four former employees to provide consulting services to the Company over a three-year period. In consideration for the consulting services, the Company issued warrants to purchase 2,450,000 with a three-year exercise term and $0.00125 strike price. Due to certain restrictions, the warrants were not currently exercisable. Further, as the Company currently has approximately 1.3 billion common shares outstanding the fair value of the warrants was not material.

NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. As disclosed elsewhere in this report, the Hydrenesis transaction was consummated on June 25, 2026; however, the related preferred share issuances, creditor restructuring, and accounting recognition of the license rights remained subject to completion. Other than the foregoing, there were no additional material subsequent events requiring recognition or disclosure.

