Form 10-Q
period 2026-06-30
NaturalShrimp Inc
filed 2026-10-01
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 9, 2026, there were 1,277,546,746 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2026

NATURALSHRIMP INCORPORATED

BALANCE SHEET

AS OF JUNE 30, 2026

(Going Concern Basis)

As of
June 30, 2026
ASSETS
Current assets
Cash	$30,460
Prepaid expenses	3,344

Total current assets	33,804

Total assets	$33,804

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,690,440
Accounts payable-related party	1,257,415
Accrued expenses	3,861,387
Notes payable	1,179,832
Dividends payable	933,993
Mandatorily redeemable preferred shares	2,459,982

Total current liabilities	11,383,049

Total liabilities	11,383,050

Commitments and contingencies

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 750,000 shares issued and outstanding at June 30, 2026	43,612,000

Series M Convertible Preferred stock, $0.0001 par value, 372 shares authorized, 142 issued and outstanding as of June 30, 2026	122,619

Stockholders’ deficit

Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2026	500

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 1,337,546,746 shares issued and outstanding at June 30, 2026	133,818

Additional paid in capital	127,783,727
Stock to be issued	390,024
Subscription receivable	(56,250)
Accumulated deficit	(183,335,684)
Total stockholders’ deficit	(55,083,864)

Total liabilities, mezzanine and stockholders’ deficit	$33,804

The accompanying notes are an integral part of these consolidated financial statements.

3

NATURALSHRIMP INCORPORATED

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 26, 2026 THROUGH JUNE 30, 2026

Period from June 26, 2026 to June 30, 2026

Operating expenses:
General and administrative	4,840

Total operating expenses	4,840

Net loss from operations	(4,840)

Income (loss) before income taxes	(4,840)

Provision for income taxes	-

Net loss	(4,840)

Loss per share (Basic and Diluted)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,277,546,746

NATURALSHRIMP INCORPORATED

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 26, 2026 THROUGH JUNE 30, 2026

For the Period from
June 26, 2026 to June 30, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,840)

Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,179)
Accounts payable	3,357

Cash used in operating activities	(2,662)

NET CHANGE IN CASH	(2,662)

CASH AT BEGINNING OF PERIOD	33,122

CASH AT END OF PERIOD	$30,460

Noncash Investing and Financing Activities
Exchange of Series G P/S for Common Stock	$288,035

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

FOR THE PERIOD FROM JUNE 26, 2026 THROUGH JUNE 30, 2026

	Series A Preferred stock		Common stock		Additional paid	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	in Capital	issued	receivable	deficit	deficit

Balance June 26, 2026	5,000,000	$500	1,277,546,746	$127,818	$127,504,311	$390,024	$(56,250)	$(183,330,844)	(55,364,441)

Series M P/S dividend accrual			-	-	(2,619)	-	-		(2,619)
			-	-	-	-	-	-	-
Series G P/S exchange			60,000,000	6,000	282,035				288,035
									-
Net loss								(4,840)	(4,840)

Balance June 30, 2026	5,000,000	$500	1,337,546,746	$133,818	$127,783,727	$390,024	$(56,250)	$(183,335,684)	(55,083,864)

6

NATURALSHRIMP INCORPORATED

STATEMENT OF NET LIABILITES IN LIQUIDATION

AS OF JUNE 25, 2026 AND MARCH 31, 2026

(Liquidation Basis)

	As of
	June 25, 2026	March 31, 2026
Cash	$33,122	$9,851
Current assets	2,165
Accounts payable and accrued expenses	$(6,805,886)	$(6,888,615)
Notes payable and lines of credit	(1,179,832)	(1,179,832)
Other liabilities	(933,993)	(933,993)
Net liabilities in liquidation	$(8,884,424)	$(8,992,589)

NATURALSHRIMP INCORPORATED

STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

FOR THE PERIOD FROM APRIL 1, 2026 THROUGH JUNE 25, 2026 AND THREE MONTHS ENDED JUNE 30, 2025

(Liquidation Basis)

	For the Period from April 1, 2026 through June 25, 2026	For the three month period Ended June 30, 2025
Net liabilities in liquidation, Beginning of Period	$(8,992,589)	$(9,086,846)

Changes in assets and liabilities in liquidation:
Cash	23,271	82,998
Write-off of assets	2,165	(280,195)
Transfer of fixed assets and intangibles to creditor		(35,800,000)
Settlement of accounts payable and accrued expenses	82,729	89,948
Extinguishment of notes payable and lines of credit		36,021,019
Extinguishment of other liabilities		28,560
Net changes in liabilities in liquidation	108,165	142,330
Changes in net assets in liquidation resulting from settlement of assets and liabilities:

Net liabilities in liquidation, End of Period	$(8,884,424)	$(8,944,516)

The accompanying notes are an integral part of these Condensed Consolidated financial statements.

NATURALSHRIMP INCORPORATED

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Historical Business Operations

NaturalShrimp Incorporated (“NaturalShrimp” or the “Company”), a Nevada corporation, was a former biotechnology company that was focused on growing Pacific White shrimp (Litopenaeus vannamei, formerly Penaeus vannamei) in an ecologically controlled, high-density, low-cost environment, and in fully contained and independent production facilities.

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

Intellectual Property Agreement with Hydrenesis, Inc.

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company agreed to transition its operations toward the commercialization of aquaculture and water treatment technologies

●	Certain governance and control rights were transferred

●	Hydrenesis agreed to grant the Company a license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1.3 million will be converted into equity at Closing;

●	The Company approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

On June 25, 2026, NaturalShrimp Inc, Hydrenesis, Inc., and David Antelo entered into a First Amendment to the Intellectual Property Acquisition and Management Transition Agreement and Amended and Restated Perpetual Field-of-Use License Terms (the “Amendment”). The amendment confirmed that the intellectual property transfer contemplated by the original agreement did not occur. Instead, effective June 25, 2026, Hydrenesis granted the Company a perpetual, worldwide, exclusive, and sublicensable license to use and commercialize the licensed technology in aquaculture and related fields. However, as of June 30, 2026, i) the Company’s outstanding obligation to Hydrenesis had not been extinguished ii) No Series P or Series L preferred shares were issued and iii) no other existing liabilities or obligations (including preferred shares) were restructured, amended, cancelled or exchanged.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). As the Company’s liquidation was considered imminent on March 30, 2025, the Company has presented its financial statements under the liquidation basis of accounting as of June 25, 2026 and March 31, 2025 and for the periods ended June 25, 2026 and June 30, 2025. Further, as a result of the intellectual property agreement with Hydrenesis and Mr. Antelo, the Company believes that it transitioned from liquidation basis to a going concern as of June 25, 2026 ( i.e. the date that the perpetual license was transferred). Thus, the Company has also presented a going concern balance sheet as of June 30, 2026 and a going concern statement of operations, cash flow statement and statement of changes in shareholders equity for the period of June 26, 2026 through June 30, 2026.

Extinguishment of Liabilities

The Company determines whether a liability has been extinguished in accordance ASC 405-20, Extinguishment of liabilities. Specifically, a liability has been extinguished if either i) the debtor pays the creditor and is relieved of its obligation for the liability or ii) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

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

Transactions under Common Control

The Company recognizes transactions under common control in accordance with ASC 805-50. Specifically, when accounting for a transfer of assets or exchange of shares between entities under common control, the Company will initially measure the recognized assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Going Concern

Due to its limited operations, limited cash and significant net liabilities as of June 30, 2026 the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after its financial statements were issued. The Company hopes to raise funds in the private markets to fund its business operations. However, no plans were finalized as of the time of this filing.

Preferred Share Issuances

Upon the issuance of preferred shares, the Company will determine if the shares should be classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity. If the Company determines that the preferred shares should not be classified as a liability, it will then assess whether the shares should be classified as permanent or temporary equity. If classified as temporary equity, the Company will re-measure the shares at the end of each reporting period (if required) in accordance with 480-10-S99. If classified as permanent equity, the shares will not be re-measured at the end of each reporting period.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new ASU to its financial statements.

NOTE 3 – TRANSITION FROM LIQUIDATION BASIS TO GOING CONCERN

During September of 2024, Ampleo Turnaround and Restructuring, LLC was placed as the receiver over the Company’s assets due to its significant outstanding debt. Subsequently, during February of 2025, the receiver filed a motion to sell all of the Company’s assets to Streeterville and Bucktown Capital for an approximate credit bid of $35.7 million and $0.1 million in cash. The motion was approved by the court (overseeing the motion) on March 30, 2025 with title to the assets being transferred to the creditor on May 14, 2025. The Company believes that it continued to function as a going concern until the date the motion to sell its assets was approved by the court at which time its liquidation became imminent. Furthermore, on June 25, 2026, Hydrenesis, a related party under common control, granted the Company a perpetual license to use and commercialize the licensed technology in aquaculture and related fields. The Company believes that as of that date its liquidation was no longer imminent and, as such, it transitioned back to being a going concern.

Based on the above, the Company has presented the following in its interim financial statements for the period ended June 30, 2026:

●	A going concern balance sheet as of June 30, 2026
●	A going concern statement of operations, cash flow statement and statement of changes in shareholders equity for the period from June 26, 2026 through June 30, 2026
●	A condensed consolidated statement of net liabilities in liquidation as of June 25, 2026 and March 31, 2025
●	A condensed consolidated statement of changes in net liabilities in liquidation for the period ended June 25, 2026 and three months ended June 30, 2025

NOTE 4 – INTELLECTUAL PROPERTY TRANSFER

On June 25, 2026, Hydrenesis, a related party under common control, granted the Company a perpetual, worldwide, exclusive and sublicensable license to use and commercialize licensed technology in aquaculture and related fields (“IP”). In exchange for the transferred IP, the Company agreed to issue Series P preferred stock and series P-2 preferred stock to Mr. Antelo and Hydrenesis, respectively. Additional preferred stock may be earned by both Mr. Antelo and Hydrenesis upon achievement of certain milestones outlined in the agreement. No preferred shares were issued as of June 30, 2026.

In accordance with ASC 805-50, the Company recognized the perpetual license at its carrying amount in the accounts of the transferring entity at the date of transfer. As the transferor had recognized all costs related to developing the IP as research and development expense, the Company did not recognize as asset related to the transferred IP. Further, as the preferred shares were not yet authorized or issued, the Company has not presented them on the face of their balance sheet. Once the preferred shares are issued, the Company plans to recognize the shares at a $0 value on the face of its balance sheet and classify them in permanent equity.

NOTE 5 –CURRENT LIABILITIES

Accounts Payable

Accounts payable was comprised of various payables to a significant number of vendors. The Company is currently in active talks with the vendors to settle the outstanding payables through the issuance of preferred shares.

Accounts Payable-Related Party

The Company had an outstanding liability to Hydrenesis of approximately $1.3 million related to an equipment rights agreement (with that entity) that was entered into during 2021. As a result of the perpetual license agreement (discussed in Note 4), Natural Shrimp and Hydrenesis became related parties as both entities have the same chief executive officer. The Company plans to settle the outstanding liability through the issuance of preferred shares.

Accrued Expenses

Accrued expenses was primarily comprised of $1.8 million in accrued compensation to former employees and $1.7 million outstanding to the Company’s former legal counsel. The Company is currently in active discussion with both the former employees and former legal counsel to settle the outstanding balance through the issuance of equity instruments (warrants or preferred shares).

Notes Payable

The Company had approximately $1.2 million in outstanding loans as of June 30, 2026. The loans were primarily with former employees and were all in default as of June 30, 2026. The Company is in active negotiations with the former employees in attempt to settle the outstanding notes through the issuance of preferred shares. Per agreements with the creditors interest on the outstanding notes ceased being accrued as of September 8, 2024 (i.e. the receivership date).

Dividends Payable

Dividends payable relates to accrued dividends on the former Series E, F and G preferred shares. The Company is in active negotiations with the preferred shareholders in attempt to settle the outstanding payables through the issuance of preferred shares.

Mandatorily Redeemable Preferred Shares

The Company’s Series E and G have been recognized as a liability (in accordance with ASC 480) as they were considered mandatorily redeemable as of June 30, 2026.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series E

On April 14, 2021, the Board authorized the issuance of 10,000 shares of the Company’s Series E Preferred Stock and filed a Certificate of Designation (“COD”) of Preferences of the Series E Convertible Preferred Stock with the State of Nevada. The shares of Series E Preferred Stock have a stated value of $1,200 per share and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share, subject to adjustment (the “Conversion Price”). The Series E Preferred Stock is convertible into that number of shares of common stock determined by dividing the Series E Stated Value (plus any and all other amounts which may be owing in connection therewith) by the Conversion Price, subject to certain beneficial ownership limitations. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum, payable quarterly. Each share of Series E Preferred Stock shall be redeemed by the Company on the date that is no later than one calendar year from the date of its issuance. The Series E Preferred Stock are also redeemable at the Company’s option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The holders of Series E Preferred Stock rank senior to the Common Stock and Common Stock Equivalents (as defined in the Series E Designation) with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Based upon a subsequent financing, the holder has the option to exchange (in lieu of conversion), all or some of the shares of Series E Preferred Stock then held for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis. In the event of a Fundamental Transaction, the holder has the option to request that the Company or the successor entity shall purchase the Preferred Stock from the Holder on the date of such request by paying to the Holder cash in an amount equal to the Black Scholes value. Upon any triggering event as set forth in the COD, including a change in control or the Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion, each holder shall have the right, exercisable at the sole option of such holder, to require the Company to redeem all of the Series E Preferred Stock then held by such holder for a redemption price, in cash, equal to the Triggering Redemption Amount (150% of the Stated Value and all accrued but unpaid dividends and all liquidated damages, late fees and other costs), and increase the dividend rate on all of the outstanding Preferred Stock held by such Holder to 18% per annum thereafter. Upon any liquidation, dissolution or winding-up of the Company, the holders shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Preferred Stock, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation. Because the preferred shares were mandatorily redeemable as of June 30, 2026 they have been classified as a liability.

Series F

On February 22, 2021, the Board authorized the issuance of 750,000 shares of the Company’s Series F Preferred Stock and filed a Certificate of Designation (“COD”) of Preferences of the Series F Preferred Stock with the State of Nevada. The Series F preferred shares does not include any dividends and does not have liquidation preference. However, each share carries 1,000 votes (voting with common stock as a single class), and after a 3-year lockup, holders can convert all their shares into a flat 8% of the company’s fully-diluted common stock, split-adjustment-proof.

Series G

On December 1, 2023, the Board authorized the issuance of 10,000 preferred shares to be designated as Series G Preferred Stock (“Series G Preferred Stock”). The Series G Preferred Stock has a par value of $0.0001, a stated value of $1,200 and bear dividends at the rate of 8% per annum, payable quarterly, to be paid in cash or in-kind, at the discretion of the Company. The Series G Preferred Stock will vote together with the common stock on an as-converted basis subject to the beneficial ownership limitations. The Series G Preferred Stock is required to be redeemed by the Company no later than one calendar year from the date of its issuance. The Series G Preferred Stock is also redeemable at the option of the Company at any time after the original issued date, upon 3 business days’ notice, at a premium rate which is (a) 1.15 if all of the Series G Preferred Stock is redeemed within 90 calendar days from the issuance date thereof; (b) 1.2 if all of the Series G Preferred Stock is redeemed after 90 calendar days and within 120 calendar days from the issuance date thereof; (c) 1.25 if all of the Series G PS is redeemed after 120 calendar days and within 180 calendar days from the issuance date thereof. The Company shall be permitted to redeem the Series G Preferred Stock at any time in cash upon 3 business days prior notice to the Holder or the Holder may convert the Series G Preferred Stock within 3 business days period prior to redemption. The Holder shall have the right to either redeem for cash or convert the Series G Preferred Stock into common stock within 3 business days following the consummation of a qualified offering. The conversion price is based on the discounted market price which is the lower of: (i) A fixed price equaling the closing bid price for the common stock on the trading day preceding the execution of the SPA ; or (ii) 100% of the lowest volume weighted average price (“VWAP)” for the common stock during 10 trading days preceding the conversion request, subject to adjustment. Because the preferred shares were mandatorily redeemable as of June 30, 2026 they have been classified as a liability.

On June 30, 2026, the Company exchanged 4 shares of Series G preferred stock for the issuance of 60,000,000 common shares.

Series M

On May 6, 2026, the Company signed a Securities Purchase Agreement (SPA) with GHS Investments LLC (“GHS”), for the private placement of a new class of Series M Convertible Preferred Stock. At the Initial Closing, the Company sold 132 shares of Series M Preferred at $1,000 per share for gross proceeds of $132,000 (or $120,000 net of $12,000 in legal fees). In addition, the Company also issued 10 additional “Commitment Shares” as an equity kicker resulting in the issuance of 142 total shares at closing. Up to 230 additional shares may be sold in Additional Closings, at the Purchaser’s discretion, subject to certain Equity Conditions bringing the maximum issuance to 372 Series M shares. Each share has a Stated Value of $1,200.

The preferred shares include the following key terms:

●	A 12% per annum cumulative dividend on the stated value (of $1,200) to be paid quarterly in cash or in additional preferred shares at the Company’s election
●	A conversion option into common shares per the Certificate of Designation
●	An issuer call/redemption right exercisable per the Certificate of Designation and
●	A redemption trigger on upon an event of default

In accordance with ASC 480, Distinguishing Liabilities and Equity and ASC 815, Derivatives and Hedging, the Company concluded that the preferred shares did not contain an embedded derivative and should be classified in temporary equity (as a result of mandatory redemption upon on event of default). Further, as the dividends can be paid in either cash or additional preferred shares the accrued dividends are recognized as an increase in temporary equity.

Series A

The Company’s Series A Convertible Preferred Stock were authorized on August 15, 2018 (5,000,000 shares, $0.0001 par). The series A does not include any dividends, and only a nominal $0.001/share liquidation preference ahead of common. Its voting rights include 60 votes per share, split-adjustment-protected, voting together with common stock on all matters including director elections.

Common Stock

As of June 30, 2026, the Company had 1,400,000,000 shares of common stock authorized with a par value of $0.0001. Of this amount, 1,337,546,746 shares were outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated all events or transactions that occurred after the balance sheet date but before the financial statements were issued. To that extent, the Company noted the following:

Loan Forgiveness

Subsequent to the balance sheet date two loans (that were issued to former employees) were forgiven in the amount of $100,000 ($50,000 per loan). All interest that was accrued on the loans as of September 8, 2024 was not part of the forgiveness and still remains outstanding.

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

Intellectual Property Agreement with Hydrenesis, Inc.

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company agreed to transition its operations toward the commercialization of aquaculture and water treatment technologies

●	Certain governance and control rights were transferred

●	Hydrenesis agreed to grant the Company a license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1.3 million will be converted into equity at Closing;

●	The Company approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock;

On June 25, 2026, NaturalShrimp Inc, Hydrenesis, Inc., and David Antelo entered into a First Amendment to the Intellectual Property Acquisition and Management Transition Agreement and Amended and Restated Perpetual Field-of-Use License Terms (the “Amendment”). The amendment confirmed that the intellectual property transfer contemplated by the original agreement did not occur. Instead, effective June 25, 2026, Hydrenesis granted the Company a perpetual, worldwide, exclusive, and sublicensable license to use and commercialize the licensed technology in aquaculture and related fields. However, as of June 30, 2026, i) the Company’s outstanding obligation to Hydrenesis had not been extinguished ii) No Series P or Series L preferred shares were issued and iii) no other existing liabilities or obligations (including preferred shares) were restructured, amended, cancelled or exchanged.

Liquidity and Capital Resources

The Company had limited liquidity as of June 30, 2026 and is currently working on a plan with its existing creditors in hopes to settle its outstanding obligations through the issuance of preferred shares. In addition, the Company has entered into an equity line of credit agreement whereby it could receive up to $5,000,000 in exchange for the issuance of common shares. The agreement requires the Company to achieve certain milestones prior to drawing on the equity line of credit. No funds were received from the agreement as of June 30, 2026.

Results of Operations

During the three months ended June 30, 2026, the Company had very limited activity other than the closing of the perpetual license agreement with Hydrenesis. Further, as a result of moving to the going concern basis of accounting during June of 2026 the Company has not presented going concern financial statements for the comparative period.

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

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new ASU to its financial statements.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of June 30, 2026.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of March 31, 2026, and which continue to exist, as discussed in the Company’s Annual Report on Form 10-K:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

As a smaller reporting Company (“SRC”) we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During May of 2026, the Company issued 142 Series M preferred shares to an investor in exchange for $120,000. The preferred shares were issued upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

As of June 30, 2026, the Company had defaulted on $1,179,832 of notes payable. The Company is in active negotiations with the creditors, which are primarily former employees, to settle the outstanding loans. Further, the Company has also defaulted on its payment of $933,993 of accrued dividends stemming from its Series E, F and G preferred shares. Similar to the notes payable, the Company is in active negotiations with the preferred shareholders to settle the outstanding dividends payable.

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

NATURALSHRIMP INCORPORATED

By:	/s/ David Antelo
David Antelo
Chief Executive Officer and Chief Financial Officer
Date:	October 01, 2026

