Form 10-Q
period 2026-09-30
NaturalShrimp Inc
filed 2026-11-10
CIK 1465470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 10, 2026, there were 1,377,546,746 shares of the registrant’s common stock outstanding.

NATURALSHRIMP INCORPORATED

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

NATURALSHRIMP INCORPORATED

CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2026

(Going Concern Basis)

ASSETS
Current assets
Cash	$11,886
Prepaid expenses	5,522

Total current assets	17,408

Total assets	$17,408

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,708,462
Accrued expenses	2,087,557
Notes payable	1,079,832
Dividends payable	933,993
Mandatorily redeemable preferred shares	2,459,982

Total current liabilities	8,269,826

Total liabilities	8,269,826

Commitments and contingencies

Series F Redeemable Convertible Preferred stock, $0.0001 par value, 750,000 shares authorized, 0 shares issued and outstanding at September 30, 2026	-

Series M Convertible Preferred stock, $0.0001 par value, 372 shares authorized, 191 issued and outstanding as of September 30, 2026	176,877

Stockholders’ deficit
Series A Convertible Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026	-

Common stock, $0.0001 par value, 1,400,000,000 shares authorized, 1,337,546,746 and 1,277,546,746 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	133,818

Additional paid in capital	174,522,214
Stock to be issued	390,024
Subscription receivable	(56,250)
Accumulated deficit	(183,419,101)
Adjustment to net assets in liquidation
Total stockholders’ deficit	(8,429,295)

Total liabilities, mezzanine and stockholders’ deficit	$17,408

The accompanying notes are an integral part of these consolidated financial statements.

3

NATURALSHRIMP INCORPORATED

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

(Going Concern Basis)

Operating expenses:
General and administrative	83,417
Total operating expenses	83,417

Net loss from operations	(83,417)

Income (loss) before income taxes	(83,417)

Provision for income taxes	-

Net income	(83,417)

Earnings per share (Basic and Diluted)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	1,337,546,746

NATURALSHRIMP INCORPORATED

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(83,417)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(2,178)
Accounts payable	18,021

Cash provided by operating activities	(67,574)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of Series M Preferred Shares	49,000

Cash provided by financing activities	49,000

NET CHANGE IN CASH	(18,574)

CASH AT BEGINNING OF PERIOD	30,460

CASH AT END OF PERIOD	$11,886

Non-Cash Investing and Financing Activities:
Series M P/S dividend accrual	$5,259
Capital contribution-accrued compensation forgiveness	$1,773,831
Capital contribution-payable forgiveness	$1,257,415
Capital contribution-series A and F preferred shares cancellation	$43,612,500
Capital contribution-loan forgiveness	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURALSHRIMP INCORPORATED

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

	Series A Preferred stock		Common stock		Additional paid	Stock to be	Subscription	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	in Capital	issued	receivable	deficit	deficit
Balance June 26, 2026	5,000,000	$500	1,277,546,746	$127,818	$127,504,311	$390,024	$(56,250)	$(183,330,844)	$(55,364,441)

Series M P/S dividend accrual	-	-	-	-	(2,619)	-	-	-	(2,619)

Series G P/S exchange	-	-	60,000,000	6,000	282,035	-	-	-	288,035

Net loss	-	-	-	-	-	-	-	(4,840)	(4,840)

Balance June 30, 2026	5,000,000	$500	1,337,546,746	$133,818	$127,783,727	$390,024	$(56,250)	$(183,335,684)	$(55,083,865)

Series M P/S dividend accrual	-	-	-	-	(5,259)	-	-	-	(5,259)

Capital contribution-accrued compensation forgiveness	-	-	-	-	1,773,831	-	-	-	1,773,831

Capital contribution-payable forgiveness	-	-	-	-	1,257,415	-	-	-	1,257,415

Capital contribution-series A and F preferred shares cancellation	(5,000,000)	(500)	-	-	43,612,500	-	-	-	43,612,000

Capital contribution-loan forgiveness	-	-	-	-	100,000	-	-	-	100,000

Net loss	-	-	-	-	-	-	-	(83,417)	(83,417)

Balance September 30, 2026	-	$-	1,337,546,746	$133,818	$174,522,214	$390,024	$(56,250)	$(183,419,101)	$(8,429,295)

6

NATURALSHRIMP INCORPORATED

STATEMENT OF NET LIABILITES IN LIQUIDATION

AS OF MARCH 31, 2026

(Liquidation Basis)

As of March 31,
2026
Cash	$9,851
Current assets	-
Fixed assets and intangibles	-
Other assets	-
Accounts payable and accrued expenses	(6,888,615)
Notes payable and lines of credit	(1,179,832)
Other liabilities	(933,993)
Net liabilities in liquidation	$(8,992,589)

NATURALSHRIMP INCORPORATED

STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025

(Liquidation Basis)

For the
Six Months Ended September 30, 2025
Net liabilities in liquidation, March 31, 2025	$(8,791,012)

Changes in assets and liabilities in liquidation:
Cash	(52,163)
Write-off of assets	(280,195)
Transfer of fixed assets and intangibles to creditor	(35,800,000)
Settlement of accounts payable and accrued expenses	(2,147)
Extinguishment of notes payable and lines of credit	36,021,019
Extinguishment of other liabilities	28,560
Net changes in liabilities in liquidation	(84,926)

Net liabilities in liquidation, September 30, 2025	$(8,875,938)

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

Intellectual Property Agreement with Hydrenesis, Inc.

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company agreed to transition its operations toward the commercialization of aquaculture and water treatment technologies

●	Certain governance and control rights were transferred

●	Hydrenesis agreed to grant the Company a license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1.3 million will be converted into equity at Closing. See Note 6 for additional information.

●	The Company approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock. See Note 6 for additional information.

On June 25, 2026, NaturalShrimp Inc, Hydrenesis, Inc., and David Antelo entered into a First Amendment to the Intellectual Property Acquisition and Management Transition Agreement and Amended and Restated Perpetual Field-of-Use License Terms (the “Amendment”). The amendment confirmed that the intellectual property transfer contemplated by the original agreement did not occur. Instead, effective June 25, 2026, Hydrenesis granted the Company a perpetual, worldwide, exclusive, and sublicensable license to use and commercialize the licensed technology in aquaculture and related fields. However, as of September 30, 2026, no Series P or Series L preferred shares were issued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). As the Company’s liquidation was considered imminent on March 30, 2025, the Company has presented its financial statements under the liquidation basis of accounting as of March 31, 2025 and for the six month period ended September 30, 2025. Further, as a result of the intellectual property agreement with Hydrenesis and Mr. Antelo, the Company believes that it transitioned from liquidation basis to a going concern as of June 25, 2026 (i.e. the date that the perpetual license was transferred). Thus, the Company has also presented a going concern balance sheet as of September 30, 2026 and a going concern statement of operations, cash flow statement and statement of changes in shareholders equity for the three month period ended September 30, 2026. The Company has not presented an additional statement of operations, cash flow statement and statement of changes in shareholders’ equity for the going concern period from June 26, 2026 through September 30, 2026 as it does not believe it would be material to a reasonable investor.

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

Going Concern

Due to its limited operations, limited cash and significant net liabilities as of September 30, 2026 the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after its financial statements were issued. The Company hopes to i) raise funds in the private markets and ii) generate operating revenue to fund its business operations going forward. However, no plans were finalized as of the time of the filing and were not considered probable of occurring within 12 months of the date the financial statements were issued.

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

Based on the above, the Company has presented the following in its interim financial statements for the period ended September 30, 2026:

●	A going concern balance sheet as of September 30, 2026
●	A going concern statement of operations, cash flow statement and statement of changes in shareholders equity for the three months ended September 30, 2026
●	A condensed consolidated statement of net liabilities in liquidation as of March 31, 2026
●	A condensed consolidated statement of changes in net liabilities in liquidation for the six month period ended September 30, 2025

NOTE 4 – INTELLECTUAL PROPERTY TRANSFER

On June 25, 2026, Hydrenesis, a related party under common control, granted the Company a perpetual, worldwide, exclusive and sublicensable license to use and commercialize licensed technology in aquaculture and related fields (“IP”). In exchange for the transferred IP, the Company agreed to issue Series P preferred stock and series P-2 preferred stock to Mr. Antelo and Hydrenesis, respectively. Additional preferred stock may be earned by both Mr. Antelo and Hydrenesis upon achievement of certain milestones outlined in the agreement. No preferred shares were issued as of September 30, 2026.

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

Accrued Expenses

Accrued expenses was primarily comprised of $1.7 million outstanding to the Company’s former legal counsel. The Company is currently in active discussion with both the former employees and former legal counsel to settle the outstanding balance through the issuance of equity instruments (warrants or preferred shares).

Notes Payable

The Company had approximately $1.1 million in outstanding loans as of September 30, 2026. The loans were primarily with former employees and were all in default as of September 30, 2026. The Company is in active negotiations with the former employees in attempt to settle the outstanding notes through the issuance of preferred shares. Per agreements with the creditors interest on the outstanding notes ceased being accrued as of September 8, 2024 (i.e. the receivership date).

Dividends Payable

Dividends payable relates to accrued dividends on the former Series E, F and G preferred shares. The Company is in active negotiations with the preferred shareholders in attempt to settle the outstanding payables through the issuance of preferred shares.

Mandatorily Redeemable Preferred Shares

The Company’s Series E and G preferred shares have been recognized as a liability (in accordance with ASC 480) as they were considered mandatorily redeemable as of September 30, 2026.

NOTE 6-CAPITAL CONTRIBUTIONS

Accrued Compensation Forgiveness

During September of 2026, accrued compensation totaling $1.8 million was forgiven by four former executives of Natural Shrimp. The Company considered the forgiveness to be a contribution from the former employees and therefore recognized the forgiveness as a reduction to accounts payable and a corresponding increase to additional paid in capital.

Series A and F Preferred Shares Cancellation

During September of 2026, the Company’s Series A and Series F preferred shares (totaling $43,612,500), which were all owned by former executives, were cancelled. The Company considered the cancellation to be a contribution from the former employees and therefore recognized the cancellation as an increase to additional paid in capital.

Loan Forgiveness

During September of 2026, loans from former employees totaling $100,000 were forgiven. The Company considered the forgiveness to be a contribution from the former employees and therefore recognized the forgiveness as a reduction to notes payable and a corresponding increase to additional paid in capital.

Related Party Liability to Hydrenesis

During September of 2026, a related party loan from Hydrenesis totaling $1,257,415 was forgiven. The Company considered the forgiveness to be a contribution from the related party and therefore recognized the forgiveness as a reduction to accounts payable and a corresponding increase to additional paid in capital.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series E

On April 14, 2021, the Board authorized the issuance of 10,000 shares of the Company’s Series E Preferred Stock and filed a Certificate of Designation (“COD”) of Preferences of the Series E Convertible Preferred Stock with the State of Nevada. The shares of Series E Preferred Stock have a stated value of $1,200 per share and are convertible into shares of common stock at the election of the holder of the Series E Preferred Stock at any time at a price of $0.35 per share, subject to adjustment (the “Conversion Price”). The Series E Preferred Stock is convertible into that number of shares of common stock determined by dividing the Series E Stated Value (plus any and all other amounts which may be owing in connection therewith) by the Conversion Price, subject to certain beneficial ownership limitations. Each holder of Series E Preferred Stock shall be entitled to receive, with respect to each share of Series E Preferred Stock then outstanding and held by such holder, dividends at the rate of twelve percent (12%) per annum, payable quarterly. Each share of Series E Preferred Stock shall be redeemed by the Company on the date that is no later than one calendar year from the date of its issuance. The Series E Preferred Stock are also redeemable at the Company’s option, at percentages ranging from 115% to 125% for the first 180 days, based on the passage of time. The holders of Series E Preferred Stock rank senior to the Common Stock and Common Stock Equivalents (as defined in the Series E Designation) with respect to payment of dividends and rights upon liquidation and will vote together with the holders of the Common Stock on an as-converted basis, subject to beneficial ownership limitations, on each matter submitted to a vote of holders of Common Stock (whether at a meeting of shareholders or by written consent). Based upon a subsequent financing, the holder has the option to exchange (in lieu of conversion), all or some of the shares of Series E Preferred Stock then held for any securities or units issued in a subsequent financing on a $1.00 for $1.00 basis. In the event of a Fundamental Transaction, the holder has the option to request that the Company or the successor entity shall purchase the Preferred Stock from the Holder on the date of such request by paying to the Holder cash in an amount equal to the Black Scholes value. Upon any triggering event as set forth in the COD, including a change in control or the Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion, each holder shall have the right, exercisable at the sole option of such holder, to require the Company to redeem all of the Series E Preferred Stock then held by such holder for a redemption price, in cash, equal to the Triggering Redemption Amount (150% of the Stated Value and all accrued but unpaid dividends and all liquidated damages, late fees and other costs), and increase the dividend rate on all of the outstanding Preferred Stock held by such Holder to 18% per annum thereafter. Upon any liquidation, dissolution or winding-up of the Company, the holders shall be entitled to receive out of the assets of the Company an amount equal to the stated value, plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing for each share of Preferred Stock, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation. Because the preferred shares were mandatorily redeemable as of September 30, 2026 they have been classified as a liability.

Series G

On December 1, 2023, the Board authorized the issuance of 10,000 preferred shares to be designated as Series G Preferred Stock (“Series G Preferred Stock”). The Series G Preferred Stock has a par value of $0.0001, a stated value of $1,200 and bear dividends at the rate of 8% per annum, payable quarterly, to be paid in cash or in-kind, at the discretion of the Company. The Series G Preferred Stock will vote together with the common stock on an as-converted basis subject to the beneficial ownership limitations. The Series G Preferred Stock is required to be redeemed by the Company no later than one calendar year from the date of its issuance. The Series G Preferred Stock is also redeemable at the option of the Company at any time after the original issued date, upon 3 business days’ notice, at a premium rate which is (a) 1.15 if all of the Series G Preferred Stock is redeemed within 90 calendar days from the issuance date thereof; (b) 1.2 if all of the Series G Preferred Stock is redeemed after 90 calendar days and within 120 calendar days from the issuance date thereof; (c) 1.25 if all of the Series G PS is redeemed after 120 calendar days and within 180 calendar days from the issuance date thereof. The Company shall be permitted to redeem the Series G Preferred Stock at any time in cash upon 3 business days prior notice to the Holder or the Holder may convert the Series G Preferred Stock within 3 business days period prior to redemption. The Holder shall have the right to either redeem for cash or convert the Series G Preferred Stock into common stock within 3 business days following the consummation of a qualified offering. The conversion price is based on the discounted market price which is the lower of: (i) A fixed price equaling the closing bid price for the common stock on the trading day preceding the execution of the SPA ; or (ii) 100% of the lowest volume weighted average price (“VWAP)” for the common stock during 10 trading days preceding the conversion request, subject to adjustment. Because the preferred shares were mandatorily redeemable as of September 30, 2026 they have been classified as a liability.

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

During the three months ended September 30, 2026, the Company sold an additional Series M preferred shares for gross proceeds of $49,000.

Common Stock

As of September 30, 2026, the Company had 1,400,000,000 shares of common stock authorized with a par value of $0.0001. Of this amount, 1,337,546,746 shares were outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated all events or transactions that occurred after the balance sheet date but before the financial statements were issued. To that extent, the Company noted the following:

Series Q Financing

On October 19, 2026,  the Company received $50,000 in gross proceeds for (to be issued) 50 Series Q preferred shares.

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

Intellectual Property Agreement with Hydrenesis, Inc.

During March of 2026, NaturalShrimp Incorporated entered into an Intellectual Property Acquisition and Management Transition Agreement (the “Agreement”) with Hydrenesis, Inc., a Florida corporation (“Hydrenesis”), and David Antelo. Pursuant to the agreement:

●	The Company agreed to transition its operations toward the commercialization of aquaculture and water treatment technologies

●	Certain governance and control rights were transferred

●	Hydrenesis agreed to grant the Company a license to certain intellectual property, technology rights, know-how, and related commercialization rights, subject to the terms and conditions of the agreement

●	The Company’s outstanding obligation to Hydrenesis in the amount of approximately $1.3 million will be converted into equity at Closing. The amount was forgiven during the three months ended September 30, 2026.

●	The Company approved and executed Certificates of Designation for Series P, Series P-2, and Series L Preferred Stock, which are expected to be filed with the Nevada Secretary of State;

●	Existing liabilities, obligations, and legacy securities, including Series A Preferred Stock and Series F Preferred Stock, will be restructured, amended, cancelled, or exchanged into Series L Preferred Stock. Both the Series A and Series F preferred shares were cancelled during the interim period ended September 30, 2026.

On June 25, 2026, NaturalShrimp Inc, Hydrenesis, Inc., and David Antelo entered into a First Amendment to the Intellectual Property Acquisition and Management Transition Agreement and Amended and Restated Perpetual Field-of-Use License Terms (the “Amendment”). The amendment confirmed that the intellectual property transfer contemplated by the original agreement did not occur. Instead, effective June 25, 2026, Hydrenesis granted the Company a perpetual, worldwide, exclusive, and sublicensable license to use and commercialize the licensed technology in aquaculture and related fields. However, as of September 30, 2026, No Series P or Series L preferred shares were issued.

Liquidity and Capital Resources

The Company had limited liquidity as of September 30, 2026 and is currently working on a plan with its existing creditors in hopes to settle its outstanding obligations through the issuance of preferred shares. In addition, the Company also hopes to finalize an equity line of credit and to raise capital through the future issuance of Series Q preferred shares. To that extent, on October 19, 2026 the Company raised $50,000 in gross proceeds for (to be issued) 50 Series Q preferred shares.

Results of Operations

During the three months ended September 30, 2026, the Company’s results of operations were limited and were primarily comprised of basic operating expenses. While certain loans and payables were forgiven during the period, all amounts were recognized as a capital contribution. Further, as a result of moving to the going concern basis of accounting during June of 2026 the Company has not presented going concern financial statements for the comparative period.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our principal financial and executive officers to make timely decisions regarding required disclosures as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

As a smaller reporting Company (“SRC”) we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

On July 30, 2026, the Company sold 49 Series M preferred shares to an investor for gross proceeds of $49,000. The preferred shares were issued upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

As of September 30, 2026, the Company had defaulted on $1,079,832 of notes payable. The Company is in active negotiations with the creditors, which are primarily former employees, to settle the outstanding loans. Further, the Company has also defaulted on its payment of $933,993 of accrued dividends stemming from its Series E and G preferred shares. Similar to the notes payable, the Company is in active negotiations with the preferred shareholders to settle the outstanding dividends payable.

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

NATURALSHRIMP INCORPORATED

By:	/s/ David Antelo
David Antelo
Chief Executive Officer and Chief Financial Officer
Date:	November 10, 2026

